Form 10-Q
period 1996-05-03
APPLIED SIGNAL TECHNOLOGY INC
filed 1996-06-17
CIK 741696

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        FOR THE PERIOD ENDED MAY 3, 1996

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from                to               .
                                               --------------    --------------
    Commission file number 0-21236

                        APPLIED SIGNAL TECHNOLOGY, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

        California                                          77-0015491
        ----------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                400 WEST CALIFORNIA AVENUE, SUNNYVALE, CA 94086
                -----------------------------------------------
                                 (408) 749-1888

              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------

     (Former name, former address and former fiscal year, if changed since last report)

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES X     NO
                                           ---      ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Common Stock, no par value 7,851,522 Shares outstanding as of June 6, 1996.

 This Quarterly Report on Form 10-Q consists of 20 pages. The Exhibit Index is on Page 19.

                                     INDEX

                        APPLIED SIGNAL TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

          Balance Sheets -- May 3, 1996 and October 31, 1995

          Statements of Income -- Three months ended May 3, 1996 and
          April 28, 1995; six months ended May 3, 1996 and April 28, 1995.

          Statements of Cash Flows -- Six months ended May 3, 1996 and April 28, 1995

          Notes to Financial Statements -- May 3, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                        APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS
                        (In thousands except share data)

                                                     MAY 3, 1996   OCTOBER 31, 1995
                    ASSETS                           (UNAUDITED)        (NOTE)
                                                     -----------   ----------------
Current assets:
  Cash                                                $   --           $    369
  Accounts receivable:
    Billed
    Unbilled                                            11,691           12,995
                                                        12,768           16,796
                                                      --------         --------
  Total accounts receivable                             24,686           29,564
  Inventory                                              6,874            3,474
  Prepaid and other current assets                       2,498            2,097
                                                      --------         --------
                Total current assets                    34,058           35,504

Property and equipment, at cost:
  Machinery and equipment                               21,354           19,504
  Furniture and fixtures                                 3,255            2,903
  Leasehold improvements                                 2,936            1,589
  Construction in process                                  372              751
                                                      --------         --------
                                                        27,917           24,747
Accumulated depreciation and amortization              (15,263)         (13,492)
                                                      --------         --------
                Net property and equipment              12,654           11,255

Long-term investments                                    2,086            2,095

Other assets                                               110              176
                                                      --------         --------
Total assets                                          $ 48,908         $ 49,030
                                                      ========         ========

                        APPLIED SIGNAL TECHNOLOGY, INC.

                        (In thousands except share data)

                                                                MAY 3, 1996   OCTOBER 31, 1995
     LIABILITIES AND SHAREHOLDERS' EQUITY                       (UNAUDITED)        (NOTE)
                                                                -----------   ----------------
Current liabilities:

  Accounts payable                                                $  3,129         $  3,921

  Bank line of credit                                                  500             --

  Accrued payroll and related benefits                               3,737            3,691

  Other accrued liabilities                                          1,509            1,547

  Income taxes payable                                               1,435            2,077
                                                                  --------         --------
                Total current liabilities                          10, 310           11,236

Deferred income taxes                                                  847              847

Commitments

Shareholders' equity:

  Preferred stock, no par value: 2,000,000 shares
  authorized; none issued and outstanding                             --               --

  Common stock, no par value: 20,000,000 shares
  authorized; issued and outstanding--7,718,031 at
  May 3, 1996 and 7,532,643 at October 31, 1995                     19,479           18,895

  Retained earnings                                                 18,286           18,057

  Net unrealized loss on securities                                    (14)              (5)
                                                                  --------         --------
Total shareholders' equity                                          37,751           36,947
                                                                  --------         --------
                Total liabilities and shareholders' equity        $ 48,908         $ 49,030
                                                                  ========         ========





Note: The balance sheet at October 31, 1995 has been derived from the audited financial statement at that date but does not include all of the information and features required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In thousands except per share data)

                                                   Three Months Ended                 Six Months Ended
                                                 May 3,          April 28,        May 3,         April 28,
                                                  1996             1995            1996            1995
                                                --------         --------        --------        --------
Revenues from contracts                         $ 16,970         $ 13,030        $ 32,768        $ 26,851


Operating expenses:

  Contract costs                                  12,180            8,964          22,995          17,423

  Research and development                         2,155            1,660           4,067           3,473

  General and administrative                       2,528            2,015           5,368           3,998
                                                --------         --------        --------        --------

                Total operating expenses          16,863           12,639          32,430          24,894
                                                --------         --------        --------        --------

Operating income                                     107              391             338           1,957

Interest income/(expense), net                        (4)              59              15             193
                                                --------         --------        --------        --------
Income before provision
  for income taxes                                   103              450             353           2,150

Provision for income taxes                            24              180             124             860
                                                --------         --------        --------        --------

Net income                                      $     79         $    270        $    229        $  1,290
                                                ========         ========        ========        ========

Net income per common share                     $   0.01         $   0.04        $   0.03        $   0.17

Number of shares used in calculating
  net income per common share                      7,905            7,577           7,840           7,614

                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                 (In thousands)

                                                                      Six Months Ended
                                                                 ----------------------------
                                                                 May 3, 1996   April 28, 1995
                                                                 -----------   --------------
OPERATING ACTIVITIES:
Net income                                                         $   229         $ 1,290
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                      1,771           1,518
  Accounts receivable                                                4,878           4,860
  Inventory, prepaids and other current assets                      (3,801)         (6,037)
  Other assets                                                          66              (9)
  Accounts payable and accrued expenses                             (1,426)         (1,392)
                                                                   -------         -------
        Net cash provided by operating activities                    1,717             230
Investing Activities:
  Maturity of investments                                             --             2,000
  Additions to property and equipment                               (3,170)         (2,527)
                                                                   -------         -------
        Net cash used in investing activities                       (3,170)           (527)
FINANCING ACTIVITIES:
Borrowings under bank line of credit                                   500            --
Issuance of common stock                                               585             585
Repurchase of common stock                                              (1)           (980)
                                                                   -------         -------
        Net cash provided by (used in) financing activities          1,084            (395)
                                                                   -------         -------
Net decrease in cash                                                  (369)           (692)
Cash, beginning of period                                              369           1,192
                                                                   -------         -------
Cash, end of period                                                $     0         $   500
                                                                   =======         =======
Supplemental disclosures of cash flow information:
        Interest paid                                              $    51         $    28


                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

May 3, 1996

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ending May 3, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended October 31, 1995.

          INVESTMENTS

The Company's investment securities, which consist primarily of U.S. Treasury securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported in shareholders' equity as part of retained earnings. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income (expense), net. At May 3, 1996, the contractual maturities of the debt securities were staggered through June 30, 1998.

          REVENUES FROM CONTRACTS

The Company accounts for fixed-price contracts using the percentage-of-completion method of accounting. Under this method, all contract costs are charged to operations as incurred; and a portion of the contract revenues, based on the estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenues each quarter. The Company accounts for cost plus reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs. Management reviews contract performance, costs incurred and estimated completion costs regularly and adjusts revenues and profits on contracts in the month in which changes become determinable.

          EARNINGS PER SHARE

Net income per common share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (using the treasury stock method).

NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                                    May 3, 1996                   October 31, 1995
                                    -----------                   ----------------
Raw Materials                         $    617                        $    548
Work in Process                          5,121                           2,148
Finished Goods                             526                             387
                                      --------                        --------
                                         6,264                           3,083
Precontract Costs                          610                             391
                                      --------                        --------
                                      $  6,874                        $  3,474
                                      ========                        ========

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, overhead variances for manufacturing, research and development, and general administrative expenses may accumulate between the actual indirect rates and the annual targeted rates. These interim indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the income statement as they become known. At May 3, 1996, the inventoried variance was approximately $2,332,000 ($3,246,000 at April 28, 1995) and was included in work in process. At October 31, 1995 and 1994, the variance was zero since all revenues and costs were recorded at actual indirect rates for each fiscal year end.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with the attached financial statements and notes thereto.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Business Considerations and Certain Factors that may Affect Results from Operations and/or Stock Price."

BUSINESS ENVIRONMENT/BACKGROUND:

Applied Signal Technology designs, develops, manufactures and markets advanced digital signal processing equipment to collect and process a wide range of telecommunication signals for both signal reconnaissance and commercial applications. This equipment is purchased by the U.S. Government as well as allied foreign governments and is used for foreign signal reconnaissance. The commercial telecommunication processing equipment is used in digital video transmission, cellular radio communication systems, and as equipment for a variety of both cable and wireless communication technologies.

In recent years, accurate and comprehensive information regarding foreign affairs and developments has become increasingly important to the United States government. The reduction of United States military tactical forces overseas, coupled with political instability in certain regions such as the Middle East, Eastern Europe, Africa and South America, has heightened the United States government's need to be able to monitor overseas activities. In order to obtain information about activities within foreign countries, the United States government gathers and analyzes telecommunication signals emanating from those countries.

The Company devotes significant resources toward understanding the United States government's signal reconnaissance goals, capabilities and perceived future needs. The Company obtains information about these signal reconnaissance needs through frequent marketing contact between its employees and technical and contracting officials of the United States government. The Company believes that it has much more marketing contact with customers and potential customers than is customary among its competitors. In addition, the Company invests in Research and Development (R&D) which it anticipates will enable it to develop signal reconnaissance equipment that meets these needs. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors.

Traditionally, the United States government has addressed its signal reconnaissance needs with custom signal processing solutions which tend to be both expensive and have long delivery times. These factors, combined with budgetary constraints, have caused many agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly. The Company's signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. The Company believes that custom equipment generally cannot be as readily deployed in as wide a variety of circumstances as the Company's products. The Company designs its products to use advanced circuitry including Company-designed application specific integrated circuits

(ASICs). This enables the Company to offer products that are smaller, consume less power and cost customers less when multiple units are built.

The rapidly advancing communications marketplace has created numerous new opportunities for the Company to expand its marketplace.

Through a combination of customer and internally funded development, the Company is judiciously seeking opportunities to expand its market reach. This is being accomplished by capitalizing on the Company's accumulated knowledge of advanced digital signal processing and telecommunications technologies in an effort to either license the technology to the commercial sector or perform low-to-medium volume manufacturing on select subsystems.

The following table sets forth selected commercial telecommunications projects for which the Company is currently in development and identifies the primary customers:

   PRODUCT                          DESCRIPTION                                        CUSTOMER(S)
QAMalyzer(TM)     Digital test equipment for cable service providers      TCI, Pacific Telesis, Southwestern Bell

DIF Processor     Earth base-station TDMA uplink/downlink processor       Lockheed Martin (ACeS)

Cell Phone        Modem chip design for the Ericsson "Freeset 1900(TM)"   Ericsson, Inc.
Modem Chip        PCS cellular phone

QAM Error         Error detection chip for set-top converters             VLSI Technologies, Inc.
Detection Chip

BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE:

Defense and intelligence agencies have accounted for almost all of the Company's revenues. Future reductions in United States government spending on signal reconnaissance equipment or future changes in the kind of signal reconnaissance products or services required by United States government agencies could limit demand for the Company's products which would have a material adverse effect on the Company's operating results and financial condition.

The signal reconnaissance equipment market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company's results of operations and financial condition.

The Company believes its employees are its most valuable resource and, accordingly, focuses much of its attention on attracting and retaining staff members.

Over the last year, the Company has experienced an increase in its attrition rate as well as a limitation in attracting new talent into the Company due to increased competition in the economy. Management believes these effects are attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent, and the explosive growth in the telecommunications sector. The Company has implemented a more aggressive recruiting program and an employee referral program aimed at countering this new environment. The Company's ability to execute its business plan is contingent upon attracting and retaining this talent. There can be no assurances that this will not have a material adverse effect on the Company's operating results.

Almost all of the Company's contracts contain termination clauses which permit contract termination upon the Company's default or for the convenience of the other contracting party. In either case, termination could adversely affect the Company's operating results. Although the Company has not experienced any material cancellations to date, there can be no assurances that such cancellations will not occur in the future.

A significant portion of the Company's revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have caused the Company to realize losses on contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company's operating results.

The Company is still experiencing some constraint in earnings resulting from lower average profitability on its production jobs. This is due, in part, to the unfavorable adjustments in estimated costs-to-complete on production jobs recorded during the first quarter of this fiscal year and due, in part, to absorbing unrecoverable indirect costs at a rate higher than was provided for in the prices of these contracts. The Company is currently in the process of taking several steps aimed at improving its margins. This includes revising prices of its products and services and examining its cost structures. There can be no assurances that these steps will result in improved margins.

The Company has experienced significant fluctuations in operating results from quarter to quarter and expects that it will continue to experience such fluctuations in the future. These fluctuations are caused by factors inherent in government contracting and the Company's business such as the timing of cost and expense recognition for contracts and the United States government contracting and budget cycles. Fluctuations in quarterly results may cause the price of the Company's common stock to fluctuate substantially.

The market for the Company's products is characterized by rapidly changing technology. The Company believes that it has been successful to date in identifying United States government signal reconnaissance needs early, investing in research and development to meet these needs and delivering products before the Company's competitors. The Company believes that its future success will depend upon continuing to develop and introduce, in a timely manner, products capable of collecting or processing new types of telecommunications signals. There can be no assurance that the Company will be able to develop and market new products successfully in the future or respond effectively to technological changes or that new products introduced by others will not render the Company's products or technologies noncompetitive or obsolete.

The Company has had numerous discussions with companies in the commercial cable TV/video compression and telecommunications marketplaces. The Company invested 14% of its fiscal 1995 research and development expenditures and plans to invest approximately 20% of its fiscal 1996 research and development expenditures exploiting opportunities in these areas. The Company's primary business strategy in this area is to capitalize on its experience as a technology company and to explore areas where current or newly developed technology can be licensed or products can be manufactured and sold into the commercial marketplace. To date, revenues from the commercial marketplace have been less than 5% of the Company's revenues. There can be no assurance that this strategy will be successful.

There can be no assurance that an active trading market will be sustained for the Company's common stock. Further, the market price of the common stock could be subject to significant fluctuations in response to quarter-to-quarter variations in operating results, United States government spending patterns and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of the Company's common stock.

Sales of shares of common stock in the public market by existing shareholders or option holders could adversely affect the market price of the common stock. Certain options become exercisable and eligible for sale on the market in future periods and may affect the stock price.

Due to the factors noted above, the Company's future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

QUARTER AND SIX MONTHS ENDED MAY 3, 1996 COMPARED TO QUARTER AND SIX MONTHS ENDED APRIL 28, 1995:

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the second quarter of fiscal 1996 were $16,970,000, representing a 30% increase over second quarter fiscal 1995 revenues of $13,030,000. Revenues for the six months ended May 3, 1996 were $32,768,000, up 22% from $26,851,000 for the first six months of fiscal 1995. Revenues for the quarter and first six months of fiscal 1996 were up compared to the same periods of fiscal 1995, primarily due to increased development contract activity experienced in the Company's three engineering divisions.

New order levels for the second quarter were a record $64,044,000, up 410% from the $12,559,000 reported for the same period of fiscal 1995. New orders for the first six months of fiscal 1996 were $78,173,000. This compares favorably to the $16,145,000 for new orders experienced during the same period of fiscal 1995. Management believes the increased order levels reflect the customers' strong vote of confidence in the Company's products and people and, to a lesser extent, reflect a lessening of the federal budget constraints.

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options) was $75,110,000 at May 3, 1996 versus $19,815,000 at April 28, 1995. This represents a 279% increase over the prior year's backlog. The increase in backlog is due to the record order levels experienced during the second quarter.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including materials and labor, and manufacturing overhead costs. Contract costs, as a percentage of revenues, were 71.8% for the second quarter of fiscal 1996 versus 68.8% for the same period of fiscal 1995. Contract costs for the six months ended May 3, 1996 were 70.2% of revenues versus 64.9% for the first six months of fiscal 1995. Contract costs expressed as a percentage of revenues for the second quarter of fiscal 1996 are up due to a targeted, higher overhead rate being applied to contracts for fiscal year 1996 as compared to fiscal 1995. The increase in overhead rate being applied to contracts is necessitated by the higher growth in overhead expenses estimated to be incurred in fiscal 1996. For the first six months of fiscal 1996, the increase in contract costs as a percent of revenues is due, in part, to the higher overhead rate applied to contracts and due, in part, to the unfavorable adjustments in estimated costs-to-complete on production jobs recorded during the first quarter of this fiscal year.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual, targeted indirect rates. (See "Notes to Financial Statements, Note 2 -- Inventory".) Research and development expenses, as a percentage of revenues were 12.7% for the second quarters of fiscal years 1996 and 1995. R&D expenses for the first six months of fiscal years 1996 and 1995 were 12.4% and 12.9% of revenues, respectively. The fiscal 1996 quarter and year-to-date spending on research and development are nominally unchanged when compared to the same periods of fiscal 1995. The portion of R&D funded from Company earnings for the most recent six months of fiscal 1996 was 4.5% of revenues versus 5.5% for the same period during fiscal 1995.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities, and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual, targeted indirect rates. (See "Notes to Financial Statements, Note 2 -- Inventory".) General and administrative expenses were $2,528,000 or 14.9% of revenues for the second quarter of fiscal 1996 compared to $2,015,000 or 15.5% for the second quarter of fiscal 1995. General and administrative expenses were $5,368,000, or 16.4%, and $3,998,000, or 14.9%, of revenues for the six months ended May 3, 1996 and April 28, 1995, respectively. Consistent with government contracting methodology, the Company considers both general and administrative expenses and research and development expenses part of its general and administrative indirect expense pool. Combined, R&D and general and administrative expenses were 28.8% for the first six months of fiscal 1996 versus 27.8% for the same period of fiscal 1995. General and administrative expenses as a percentage of revenues are up for the first six months of fiscal 1996 when compared to the same period of fiscal 1995 because lower average fees were recognized on production programs during the first six months of fiscal 1996.

INTEREST INCOME/(EXPENSE): For the quarter ended May 3, 1996, interest expense was $4,000, down from $59,000 of interest income for the same period of fiscal 1995. Interest income for the first six months of fiscal 1996 was $15,000 compared to interest income of $193,000 for the same period of fiscal 1995. The drop in interest income received during the quarter and year-to-date is primarily due to the reduction of cash balances resulting from the investment in fixed assets and accounts receivable during the first half of fiscal 1996 as compared to the same period of fiscal 1995.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of income before income taxes was 23.3% for the second quarter of fiscal 1996 as compared to 40.0% for the second quarter of fiscal 1995. The effective tax rate for the six months ended May 3, 1996 and April 28, 1995 was 35.0% and 40.0%, respectively. The decrease in the quarter and year-to-date tax rate is primarily a result of the lower profit margins experienced by the Company during the first half of this fiscal year.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity has been the cash flow generated from operations, short-term bank borrowings, equipment leases and equity and debt financings.

The Company has a bank credit agreement to augment cash flow needs and to provide term financing for capital investments. The Company maintains a $6,000,000 unsecured, revolving line of credit for short-term cash requirement and a $1,000,000 line of credit for use in purchasing capital investments. The unsecured, revolving line of credit bears interest at the bank's reference rate (8.75% as of May 3, 1996). The line of credit for use in purchasing capital investments bears interest at the bank's reference rate plus one-half percent (9.25% at May 3, 1996). Outstanding amounts on the unsecured, revolving line of credit were $500,000 at May 3, 1996 and zero at October 31, 1995. Outstanding amounts on the line of credit for use in purchasing capital investments were zero at May 3, 1996 and October 31, 1995. Both lines expire March 1, 1997.

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES: Net cash provided by operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in the rate of investment in accounts receivable and the change in inventories held by the Company. During the first six months of fiscal 1996, $1,717,000 was provided by operating activities versus $230,000 provided by operating activities during the comparable period of fiscal 1995. The increase in net cash provided by operating activities during the first six months of fiscal 1996 is primarily attributable to changes in the rate of investment in inventories as compared to the same period of fiscal 1995. During the first six months of fiscal 1996, cash used in the investment in inventories was $3,801,000 due, in part, to the anticipation of future contract awards for the Company's products and due, in part, to timing-related, targeted indirect rate variances. (See "Notes to Financial Statements, Note 2 -- Inventory.) This is lower than the $6,037,000 used in the investment of inventory during the first six months of fiscal 1995.

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES: Net cash used in investing activities was $3,170,000 for the first six months of fiscal 1996 versus $527,000 used in investing activities during the same period of fiscal 1995. Additions to property and equipment were $3,170,000 in the first six months of fiscal 1996 compared to $2,527,000 in the first six months of fiscal 1995. The $2,527,000 additions to property and equipment in fiscal 1995 were offset by the maturity of investments of $2,004,000. The increase in capital investment in the current quarter continues to be driven by an increase in the number of contracts awarded during the current fiscal year, and due to the increased level of development-type contracts that have a tendency to require higher-priced test and computing equipment.

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES: Cash provided by financing activities during the first six months of fiscal 1996 was $1,084,000 versus $395,000 used in financing activities during the first six months of fiscal 1995. The change in cash provided by financing activities during the first six months of fiscal 1996 is attributable, in part, to the increase in bank borrowings of $500,000 and due, in part, to the Company not repurchasing common stock in the current fiscal year.

The Company believes that the funds generated from operations, existing working capital and amounts available under existing lines of credit will be sufficient to meet its cash needs through the middle of fiscal 1997.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In April 1994, the Company was served with a subpoena by the Department of Defense Office of Inspector General (OIG) in connection with approximately six contracts, several of which had been audited by the Defense Contract Audit Agency (DCAA) the previous year. As is routine in such matters involving government contracts, the OIG referred the matter to another government agency which also had contracts with the Company. Shortly thereafter, this second agency issued a request for information related to nine additional contracts. To date, the Company has not received any allegations of wrong-doing from the OIG or the other agency. At the request of the Board of Directors, the Company initiated its own review of the contracts in conjunction with its legal counsel.

         Further review of the contracts in question and related contracts through April 1995 indicates the Company was not compliant with Public Law 87-653, Truth in Negotiations Act, which requires disclosure of all actual costs available on the date of cost certification on certain contracts performed during the 1989 and 1990 timeframe. These findings have resulted in a voluntary disclosure to the government which is expected to result in a downward price adjustment on certain contracts. In June 1995, the Company announced it was taking a charge against the fiscal 1995 third quarter operating results in anticipation of a settlement with the government on the subject contracts. The charge resulted in a reduction of the fiscal 1995 third quarter's operating income of $1.2 million.

         In April 1996, the Company was served with a second subpoena by the OIG in connection with all contracts entered into between 1990 and the present related to three products: the Model 102P Voice Channel Demodulator, the Model 120 Multichannel Processor, and the Model 150 FAX Scanner. The Company is presently in discussions with the OIG to determine the scope of the subpoena and intends to fully comply with the request.

         While management believes the fiscal 1995 third quarter charge is adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with the Company. There can be no assurances the Company will not be required to take additional charges in connection with this matter in future periods. However, management believes that any such charges would not have a material effect on the operating results and financial condition of the Company.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Company's annual meeting of shareholders held on March 7, 1996, the Company's shareholders voted on the election of three Class II directors, and a proposal to ratify the appointment of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending October 31, 1996.

         Election of Directors. All of the Company's incumbent Class II directors were subject to re-election at the meeting; all three were re-elected with the following votes:

                      FOR      AGAINST        WITHHELD       ABSTAIN
James F. Collins   6,289,561      0             27,313          0
John R. Treichler  6,288,981      0             27,893          0
Stuart Whittelsey  6,285,595      0             31,279          0

         Appointment of Ernst & Young LLP. The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 31, 1996. The votes for this proposal were as follows:

                      FOR      AGAINST        WITHHELD       ABSTAIN
                    6,270,049   23,490           0            23,335

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         Exhibits -- See Index to Exhibits on page 19

Item 7.  Reports on Form 8-K
         Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorized.

Applied Signal Technology, Inc.



             /s/ Brian M. Offi                               June 15, 1996
- - --------------------------------------------           -------------------------
Brian M. Offi
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                           APPLIED SIGNAL TECHNOLOGY
                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION OF DOCUMENT
- - -------                  -----------------------
 3.1 (1)  Second Amended and Restated Articles of Incorporation
 3.2 (1)  Amended and Restated Bylaws
 4.1 (1)  Specimen Common Stock Certificate
 4.2 (1)  Rights Agreement dated January 25, 1991
10.1 (1)  Form of Indemnification Agreement for directors and officers
10.2 (1)  1984 Stock Purchase Plan and form of agreement thereunder
10.3 (1)  1991 Stock Option Plan and forms of agreements thereunder
10.4 (1)  1993 Employee Stock Purchase Plan
10.5 (1)  Profit Sharing Policy
10.6 (1)  Summary Plan Description of 401(k) Retirement Plan
10.7 (1)  Warrant to Purchase Common Stock dated June 27, 1990 issued to
          Owenoake Partners, L.P. ("Owenoake"), Letter Agreement with Owenoake dated September 20, 1990, and Amendment Number One to Warrants to
          Purchase Common Stock with Owenoake and certain warrant holders dated
          February 8, 1993
10.8 (1)  Warrants to Purchase Common Stock dated September 25, 1990 issued to certain warrant holders
10.9 (2)  Line of Credit Agreement dated June 10, 1993 with Sanwa Bank
          California and related Equipment Purchase Line of Credit Agreement dated June 10, 1993
10.10 (1) Lease Agreement dated August 21, 1985 with Lincoln Mathilda
          Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.11 (3) Lease agreements dated November 23, 1994 with Lincoln Property Company
          Management Services, Inc. for Buildings H and I
10.12 (4) Amendment to Commercial Credit Agreement dated March 7, 1995 with
          Sanwa Bank California and related Equipment Purchase Line Agreement dated March 10, 1995
11.1      Statement regarding computation of net income per share
13.1 (4)  Annual Report to Shareholders for fiscal year ended October 31, 1995
23.1 (4)  Consent of Independent Auditors
27.1      Financial Data Schedule

(1) Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant's Registration Statement on From S-1 filed January 29, 1993 (File No. 33-58168).

(2) Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant's Form 10-K for fiscal year 1993 dated January 22, 1994

(3) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-K for fiscal year 1994 dated January 27, 1995.

(4) Incorporated by reference to corresponding Exhibit filed with the Registrant's From 10-K for fiscal year 1994 dated January 26, 1996.