Form 10-Q
period 1996-08-02
APPLIED SIGNAL TECHNOLOGY INC
filed 1996-09-16
CIK 741696

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                      FOR THE PERIOD ENDED AUGUST 2, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from         to            .

Commission file number 0-21236

                        APPLIED SIGNAL TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                             77-0015491
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                400 WEST CALIFORNIA AVENUE, SUNNYVALE, CA 94086

                                 (408) 749-1888
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, no par value 7,871,147 Shares outstanding as of September 6, 1996.

   This Quarterly Report on Form 10-Q consists of 24 pages. The Exhibit Index is on Page 18.

                                     INDEX

                        APPLIED SIGNAL TECHNOLOGY, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

               Balance Sheets - August 2, 1996 and October 31, 1995

               Statements of Operations - Three months ended August 2, 1996 and July 28, 1995; nine months ended August 2, 1996 and July 28, 1995.

               Statements of Cash Flows - Nine months ended August 2, 1996 and July 28, 1995

               Notes to Financial Statements - August 2, 1996

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

Index to Exhibits

PART I.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

                        APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS

                        (In thousands except share data)

               ASSETS                        AUGUST 2, 1996      OCTOBER 31, 1995
                                              (UNAUDITED)             (NOTE)
                                             --------------      ----------------
Current assets:

Cash                                            $     --           $    369
Accounts receivable:
  Billed                                          11,142              12,768
  Unbilled                                        14,870              16,796
                                                --------            --------
Total accounts receivable                         26,012              29,564
Inventory                                          7,357               3,474
Prepaid and other current assets                   2,172               2,097
                                                --------            --------
    Total current assets                          35,541              35,504

Property and equipment, at cost:
  Machinery and equipment                         22,308              19,504
  Furniture and fixtures                           3,282               2,903
  Leasehold improvements                           3,316               1,589
  Construction in process                            416                 751
                                                --------            --------
                                                  29,322              24,747

Accumulated depreciation and amortization        (16,224)            (13,492)
                                                --------            --------
    Net property and equipment                     13,098              11,255

Long-term investments                              2,082               2,095
Other assets                                         121                 176
                                                --------            --------
Total assets                                    $ 50,842            $ 49,030
                                                ========            ========

                        APPLIED SIGNAL TECHNOLOGY, INC.
                           BALANCE SHEETS (continued)
                        (In thousands except share data)


LIABILITIES AND SHAREHOLDERS' EQUITY              AUGUST 2, 1996    OCTOBER 31, 1995
                                                    (UNAUDITED)          (NOTE)
                                                  --------------    ----------------
Current liabilities:
  Accounts payable                                    $  2,214        $  3,921
  Accrued payroll and related benefits                   4,269           3,691
  Other accrued liabilities                              1,491           1,547
  Income taxes payable                                   2,021           2,077
  Bank line of credit                                      600              --
                                                      --------        --------
     Total current liabilities                          10,595          11,236

Deferred income taxes                                      847             847

Commitments

Shareholders' equity:

  Preferred stock, no par value:
  2,000,000 shares authorized;
  none issued and outstanding                               --              --

  Common stock, no par value:
  20,000,000 shares authorized;
  issued and outstanding -- 7,860,457 at
  August 2, 1996 and 7,532,643 at
  October 31, 1995                                      19,997          18,895

Retained earnings                                       19,421          18,057

Net unrealized loss on securities                          (18)             (5)
                                                      --------        --------
Total shareholders' equity                              39,400          36,947
                                                      --------        --------
     Total liabilities and shareholders' equity       $ 50,842        $ 49,030
                                                      ========        ========



Note: The balance sheet at October 31, 1995 has been derived from the audited financial statement at that date but does not include all of the information and features required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (In thousands except per share data)


                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                               ---------------------        ---------------------
                                               AUGUST 2,     JULY 28,       AUGUST 2,     JULY 28,
                                                 1996          1995           1996          1995
                                               --------      -------        --------      -------
Revenues from contracts                        $19,504       $14,330        $52,272       $41,181

Operating expenses:
  Contract costs                                12,624        11,274         35,619        28,697
  Research and development                       2,281         2,399          6,348         5,872
  General and administrative                     2,877         2,651          8,245         6,649
                                               -------       -------        -------       -------
      Total operating expenses                  17,782        16,324         50,212        41,218
                                               -------       -------        -------       -------

Operating income (loss)                          1,722        (1,994)         2,060           (37)
Interest income/(expense), net                      23            (9)            38           184
                                               -------       -------        -------       -------

Income (loss) before provision (benefit)
  for income taxes                               1,745        (2,003)         2,098           147
Provision (benefit) for income taxes               610          (801)           734            59
                                               -------       -------        -------       -------

Net income (loss)                                1,135       $(1,202)       $ 1,364       $    88
                                               =======       =======        =======       =======

Net income (loss) per common share             $  0.14       $ (0.16)       $  0.17       $  0.01

Number of shares used in calculating
  net income (loss) per common share             8,062         7,452          7,901         7,616


                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                 (In thousands)

                                                                                      NINE MONTHS ENDED
                                                                             ---------------------------------
                                                                             AUGUST 2, 1996      JULY 28, 1995
                                                                             --------------      -------------
OPERATING ACTIVITIES:
Net income                                                                       $ 1,364             $    88
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                    2,732               2,311
  Accounts receivable                                                              3,552               3,809
  Inventory, prepaids and other current assets                                    (3,958)             (7,074)
  Other assets                                                                        55                  (9)
  Accounts payable and accrued expenses                                           (1,241)             (2,121)
                                                                                 -------             -------
    Net cash provided by (used in) operating activities                            2,504              (2,996)

INVESTING ACTIVITIES:
Maturity of investments                                                               --               2,000
Additions to property and equipment                                               (4,575)             (4,012)
                                                                                 -------             -------
    Net cash provided by (used in) investing activities                           (4,575)             (2,012)

FINANCING ACTIVITIES:
Amounts borrowed under bank line of credit                                           600               3,640
Issuance of common stock                                                           1,102               1,163
Repurchase of common stock                                                            --                (987)
                                                                                 -------             -------
    Net cash provided by financing activities                                      1,702               3,816
                                                                                 -------             -------

Net decrease in cash and cash equivalents                                           (369)             (1,192)
Cash, beginning of period                                                            369               1,192
                                                                                 -------             -------
Cash, end of period                                                              $     0             $     0
                                                                                 =======             =======
Supplemental disclosures of cash flow information:
    Interest paid                                                                $    59             $   106


                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

August 2, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending August 2, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995.

          INVESTMENTS

The Company's investment securities, which consist primarily of U.S.
Treasury securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported in shareholders' equity as part of retained earnings. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income (expense), net. At August 2, 1996, the contractual maturities of the debt securities were staggered over the next two years, all maturing by June 30, 1998.

         REVENUES FROM CONTRACTS

The Company accounts for fixed price contracts using the percentage-of-completion method of accounting. Under this method, all contract costs are charged to operations as incurred; and a portion of the contract revenues, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenues each quarter. The Company accounts for cost reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs. Management reviews contract performance, costs incurred and estimated completion costs regularly and adjusts revenues and profits on contracts in the month in which changes become determinable.

         PER SHARE DATA

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method).

NOTE 2 - INVENTORY

The components of inventory consist of the following (in thousands):

                         AUGUST 2, 1996       OCTOBER 31, 1995
                         --------------       ----------------
Raw Materials                $  615                $  548
Work in Process               5,465                 2,148
Finished Goods                  286                   387
                             ------                ------
                              6,366                 3,083
Precontract Costs               991                   391
                             ------                ------
                             $7,357                $3,474
                             ======                ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the income statement as they become known. At August 2, 1996, the inventoried variance was approximately $2,042,702 ($4,150,079 at July 28, 1995) and was included in work in process. At October 31, 1995 and 1994 the variance was zero, since all revenues and costs were recorded at the actual indirect rates for each fiscal year end.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with the attached financial statements and notes thereto.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price."

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

Traditionally, the United States government has addressed its signal reconnaissance needs with custom signal processing solutions which tend to be both expensive and have long delivery times. These factors, combined with budgetary constraints, have caused many agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly. The Company's signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. The Company believes that custom equipment generally cannot be as readily deployed in as wide a variety of circumstances as the Company's products. The Company designs its products to use advanced circuitry including Company-designed application-specific integrated circuits (ASICs). This enables the Company to offer products that are smaller, consume less power and cost customers less when multiple units are built.

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

The following table sets forth selected commercial telecommunications projects for which the Company is currently in development and identifies the primary customers:


  PRODUCT                             DESCRIPTION                                   CUSTOMER(S)
QAMalyzer(TM)       Digital test equipment for cable service providers          TCI, Pacific Telesis,
                                                                                Southwestern Bell

DIF Processor       Earth base-station TDMA uplink/downlink processor           Lockheed Martin (ACeS)

Cell Phone          Modem chip design for the Ericsson                          Ericsson, Inc.
Modem Chip          "Freeset 1900(TM)" PCS cellular phone

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

Over the last year, the Company has experienced an increase in its attrition rate as well as a difficulty in attracting new talent into the Company due to increased competition for qualified personnel. Management believes these effects are attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent, and the growth in the telecommunications sector. The Company has implemented a more aggressive recruiting program and an employee referral program aimed at countering this new environment. The Company's ability to execute its business plan is contingent upon attracting and retaining qualified employees. While the Company believes progress has been made during the most recent quarters, there can be no assurances that the Company will be successful at attracting and retaining sufficient personnel. Failure to do so will have a material adverse effect on the Company's future operating results.

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

The Company has experienced some constraint in earnings resulting from lower average profitability on its production jobs. This is due, in part, to the unfavorable adjustments in estimated costs-to-complete on production jobs recorded during this fiscal year and due, in part, to absorbing unrecoverable indirect costs at a rate higher than was provided for in the contract prices of these contracts. The Company has taken several steps aimed at improving its contract margins. This includes revising prices of its products and services, review of operational processes for efficiency, and examining its cost structures. Although the Company believes some improvements can be seen in the operating results for the third quarter of this fiscal year, there can be no assurances that these steps will result in improved margins on future results of operations.

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

The Company has had numerous discussions with companies in the commercial cable TV/video compression and telecommunications marketplaces. The Company invested 14% of its fiscal 1995 research and development expenditures and plans to invest approximately 20% of its fiscal 1996 research and development expenditures exploiting opportunities in these areas. The Company's primary business strategy in this area is to capitalize on its experience as a technology company and to explore areas where current or newly developed technology can be licensed or products can be manufactured and sold into the commercial marketplace. To date, revenues from the commercial marketplace have been less than 5% of the Company's revenues and have consisted primarily of product development fees. There can be no assurance that the Company's commercial marketplace strategy will be successful or that the Company will maintain or increase revenues from the commercial marketplace.

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

QUARTER AND NINE MONTHS ENDED AUGUST 2, 1996 COMPARED TO QUARTER AND NINE MONTHS ENDED JULY 28, 1995:

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the third quarter of fiscal 1996 were $19,504,000, representing a 36% increase over third quarter fiscal 1995 revenues of $14,330,000. Revenues for the nine months ended August 2, 1996 were $52,272,000, up 27% from $41,181,000 for the first nine months of fiscal 1995. The increase in the third quarter and year-to-date revenues reflects an increase in contract activity predominantly in the Company's three engineering divisions, while revenues for the manufacturing division were materially unchanged year-over-year. This increase in revenue is primarily due to the Company's recent success in retaining and attracting new staff members to meet the increased contractual obligations.

New order levels for the third quarter of fiscal 1996 were $13,609,000, down 9% from the $14,927,000 reported for the same period of fiscal 1995. New orders for the first nine months of fiscal 1996 were $91,781,000, up 195% from the $31,121,000 reported during the same period of fiscal 1995.

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options) was $69,214,000 at August 2, 1996 versus $20,194,000 at July 28, 1995. This represents a 242.7% increase over the prior year's backlog. The increase in backlog is primarily due to the record order levels received during the first nine months of fiscal 1996 compared to the same period of fiscal 1995.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including materials and labor, and manufacturing overhead costs. Contract costs as a percentage of revenue were 64.7% for the third quarter of fiscal 1996 versus 78.7% for the same period of fiscal 1995. Contract costs for the nine months ending August 2, 1996 were 68.1% of revenue, versus 69.7% for the first nine months of fiscal 1995. Contract costs expressed as a percentage of revenue for the quarter and first nine months of fiscal 1996 were down primarily due to the previously announced third quarter fiscal 1995 charge to contract costs in connection with the government's ongoing investigation regarding certain contracts partially offset by the higher targeted overhead rate being applied to contracts during fiscal 1996. (See Part II, Item 1 - "Legal Proceedings.")

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") Research and development expenses as a percentage of revenues were 11.7% and 16.7% for the third quarter of fiscal years 1996 and 1995, respectively. R&D expenses for the first nine months of fiscal years 1996 and 1995 were 12.1% and 14.3% of revenues, respectively. The quarter and year-to-date spending on research and development as a percentage of revenues in fiscal 1996 is down when compared to the same periods of fiscal 1995, primarily due to the Company devoting staff to meet contractual commitments versus working on research and development programs. This effect was exaggerated by the difficulty the Company experienced in retaining staff as well as attracting new staff during the first six months of fiscal 1996. (See "Business Considerations and Certain Matters That May Affect Future Results of Operations and/or Stock Price.")

The Company-funded investment in R&D for the most recent nine months was 4.0% of revenues versus 6.1% for the same period during fiscal 1995. The Company intends to continue to make substantial investments in research and development in an effort to meet the needs of customers before its competitors; however, there can be no assurances that the Company will be able to develop and market new products successfully in the future.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") General and administrative expenses were $2,877,000 or 14.8% of revenues for the third quarter of fiscal 1996 compared to $2,651,000 or 18.5% for the third quarter of fiscal 1995. General and administrative expenses were $8,245,000, or 15.8%, and $6,649,000, or 16.1% of revenues for the nine months ended August 2, 1996 and July 28, 1995, respectively. Consistent with government contracting methodology, the Company considers both general and administrative expenses and research and development expenses part of its general and administrative indirect expense pool. Combined, R&D and general and administrative expenses were 27.9% of revenues for the first nine months of fiscal 1996 versus 30.4% for the same period of fiscal 1995. General and administrative expenses as a percentage of revenues were down for the quarter and year-to-date periods in fiscal 1996 in part due to the higher profits recorded during the third quarter and nine months of fiscal 1996 compared to the same periods of fiscal 1995, and in part due to the lower targeted general and administrative rate being applied to contracts during the current fiscal year.

INTEREST INCOME/(EXPENSE): Interest income was $23,000 for the quarter ended August 2, 1996, up from the $9,000 interest expense recorded for the same period of fiscal 1995. Interest income for the first nine months of fiscal 1996 was $38,000, compared to interest income of $184,000 for the same period of fiscal 1995. The increase in interest income received during the third quarter of fiscal 1996 as compared to the same period in fiscal 1995 is primarily due to the reduction of amounts outstanding under the Company's bank lines of credit during the third quarter of fiscal 1996 as compared to the same period of fiscal 1995. The decrease in interest income received during the first nine months of fiscal 1996 is due to the increased rate of investment in working capital, resulting in lower average cash balances during the first nine months of fiscal 1996 as compared to the same period of fiscal 1995.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of net income before income taxes was 35.0% for the third quarter and nine months of fiscal 1996, compared to 40.0% for the same periods of fiscal 1995. The decrease in the quarter and year-to-date tax rate is primarily the result of the Company adopting the estimated annual tax rate earlier in fiscal 1996 as compared to fiscal 1995. During fiscal 1995, the Company did not adjust its effective tax rate until the fourth quarter.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity has been the cash flow generated from operations, short-term bank borrowings, equipment leases and equity and debt financings.

The Company has a bank credit agreement to augment cash flow needs and to provide term financing for capital investments. The Company maintains a $6,000,000 unsecured, revolving line of credit for short-term cash requirement and a $1,000,000 line of credit for use in purchasing capital investments. The unsecured, revolving line of credit bears interest at the bank's reference rate (8.25% as of August 2, 1996). The line of credit for use in purchasing capital investments bears interest at the bank's reference rate plus one-half percent. Outstanding amounts on the unsecured, revolving line of credit were $600,000 at August 2, 1996 and October 31, 1995. Outstanding amounts on the line of credit for use in purchasing capital investments were zero at August 2, 1996 and at October 31, 1995. Both lines expire March 1, 1997.

NET CASH PROVIDED BY /(USED IN) OPERATING ACTIVITIES: Net cash provided by operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the change in inventories held by the Company. During the first nine months of fiscal 1996, $2,504,000 was provided by operating activities versus $2,996,000 used in operating activities during the comparable period of fiscal 1995. The improvement in the year-to-year change in cash from operating activities is primarily due to the improved profitability recorded on contracts and the reduction in the rate of investment in inventories, prepaids, and other assets and accounts payable experienced during the first nine months of fiscal 1996. During the first nine months of fiscal 1996, cash used in the investment in inventories, prepaids, and other assets was $3,958,000, compared to $7,074,000 used in the investment in inventories during the comparable period of fiscal 1995. This reduction in the rate of investment in inventory is due in part to the reduction of timing-related targeted indirect rate variances (See "Notes to Financial Statements; Note 2 - Inventory") and, in part, to a management initiative to more aggressively manage the Company's investment in inventory. During the first nine month of fiscal 1996, cash used in accounts payable was $1,241,000. This is down from the $2,121,000 used in accounts payable during the comparable period of fiscal 1995.

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES: Net cash used in investing activities was $4,575,000 for the first nine months of fiscal 1996 versus $2,012,000 used in investing activities during the same period of fiscal 1995. Additions to property, plant and equipment were $4,575,000 in the first nine months of fiscal 1996 compared to $4,012,000 in the first nine months of fiscal 1995. The increase in capital investment in the first nine months of fiscal 1996 is driven by the Company's increased volume of development-type contracts which tend to require more test, measurement, and computational equipment and, to a lesser extent, by the increased number of new staff hired by the Company. During the first nine months of fiscal 1995, the $2,000,000 of cash provided by the maturity of investments was used primarily to finance the growth in fixed assets, inventory and the repurchase of common stock during the period.

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES: Cash provided by financing activities during the first nine months of fiscal 1996 was $1,702,000 versus $3,816,000 provided by financing activities during the first nine months of fiscal 1995. The reduction in cash provided by financing activities during the first nine months of fiscal 1996 is primarily attributable to the decrease in borrowings under the bank line of credit partially offset by the absence of cash used to repurchase the Company's common stock. During the first nine months of fiscal 1995, the cash provided by the increased bank line of credit was necessary to finance the growth in fixed assets, inventory and to repurchase shares of the Company's common stock.

The Company believes that the funds generated from operations, existing working capital and amounts available under existing lines of credit will be sufficient to meet its cash needs through fiscal 1997.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In April 1994, the Company was served with a subpoena by the Department of Defense Office of Inspector General (OIG) in connection with approximately six contracts, several of which had been audited by the Defense Contract Audit Agency (DCAA) the previous year. As is routine in such matters involving government contracts, the OIG referred the matter to another government agency which also had contracts with the Company. Shortly thereafter, this second agency issued a request for information related to nine additional contracts. To date, the Company has not received any allegations of wrongdoing from the OIG or the other agency. At the request of the Board of Directors, the Company initiated its own review of the contracts in conjunction with its legal counsel.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         Exhibits -- See Index to Exhibits on page 18

         Reports on Form 8-K
         Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorized.

Applied Signal Technology, Inc.




                        /BRIAN M. OFFI/                      SEPTEMBER 12, 1996
          --------------------------------------------      --------------------

          Brian M. Offi
          Vice President and Chief Financial Officer
          (Principal Financial and Accounting Officer)

                           APPLIED SIGNAL TECHNOLOGY

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
- ------                           -----------------------
3.1(1)    Second Amended and Restated Articles of Incorporation

3.2(1)    Amended and Restated Bylaws

4.1(1)    Specimen Common Stock Certificate

4.2(1)    Rights Agreement dated January 25, 1991

10.1(1)   Form of Indemnification Agreement for directors and officers

10.2(1)   1984 Stock Purchase Plan and form of agreement thereunder

10.3(1)   1991 Stock Option Plan and forms of agreements thereunder

10.4(1)   1993 Employee Stock Purchase Plan

10.5(1)   Profit Sharing Policy

10.6(1)   Summary Plan Description of 401(k) Retirement Plan

10.7(1)   Warrant to Purchase Common Stock dated June 27, 1990 issued to
          Owenoake Partners, L.P. ("Owenoake"), Letter Agreement with Owenoake dated September 20, 1990, and Amendment Number One to Warrants to
          Purchase Common Stock with Owenoake and certain warrant holders dated
          February 8, 1993

10.8(1) Warrants to Purchase Common Stock dated September 25, 1990 issued to certain warrant holders

10.9(2)   Line of Credit Agreement dated June 10, 1993 with Sanwa Bank
          California and related Equipment Purchase Line of Credit Agreement dated June 10, 1993

10.10(1)  Lease Agreement dated August 21, 1985 with Lincoln Mathilda
          Associates, Ltd. and Patrician Associates, Inc., and amendments thereto

10.11(3)  Lease agreements dated November 23, 1994 with Lincoln Property Company
          Management Services, Inc. for Buildings H and I

10.12(4)  Amendment to Commercial Credit Agreement dated March 7, 1995 with
          Sanwa Bank California and related Equipment Purchase Line Agreement dated March 10, 1995

10.13     Amendments to Commercial Credit Agreements dated March 1, 1996 with
          Sanwa Bank California

10.14     Certified Corporate Resolution to borrow dated March 6, 1996 with
          Sanwa Bank California

11.1      Statement regarding computation of net income per share

13.1(4)   Annual Report to Shareholders for fiscal year ended October 31, 1995

23.1(4)   Consent of Independent Auditors

27.1      Financial Data Schedule



(1) Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 29, 1993 (File No. 33-55168).

(2) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-K for fiscal year 1993 dated January 22, 1994.

(3) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-K for fiscal year 1994 dated January 27, 1995.

(4) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-K for fiscal year 1995 dated January 26, 1996.