Form 10-K
period 1996-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 1997-01-29
CIK 741696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________________to
____________________.

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


                  400 WEST CALIFORNIA AVE., SUNNYVALE, CA 94086
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (408) 749-1888
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: Not Applicable.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, without par value.

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes /X/   No / /

Indicate by a check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant:

     Common Stock, without par value -- $30,950,712 as of January 22, 1997.

Number of shares of registrant's common stock outstanding:

   Common Stock, without par value -- 8,028,188 Shares as of January 22, 1997.


                                        Total Number of Pages in this Report 116

The registrant's Proxy Statement dated January 26, 1997 for the Annual Meeting of Shareholders to be held on March 6, 1997 is incorporated herein by reference in Part III to the extent stated herein.

Exhibit index on page 29.

                                      INDEX
                         APPLIED SIGNAL TECHNOLOGY, INC.

PART I.

         Item 1.      Business

         Item 2.      Properties

         Item 3.      Legal Proceedings

         Item 4.      Submission of Matters to a Vote of Security Holders

         PART II.

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Item 6.      Selected Financial Data

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 8.      Financial Statements and Supplementary Data

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.

         Item 10.     Directors and Executive Officers of the Registrant

         Item 11.     Executive Compensation

         Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management

         Item 13.     Certain Relationships and Related Transactions

PART IV.

         Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K

         Signatures

                                     PART I

ITEM 1: BUSINESS

       This report contains forward-looking statements about future events and results of operations. These forward-looking statements are subject to a number of risks discussed below in "Business" and, in particular, in "Business -- Summary of Business Considerations and Certain Factors that may Affect Future Results of Operations and/or Stock Price." Actual events and results may differ materially from the Company's current expectation and beliefs.


GENERAL

       Applied Signal Technology, Inc. (the Company) designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications by the United States government and allied foreign governments, as well as the private sector in a variety of commercial applications. Signal reconnaissance systems are composed of collection equipment and processing equipment. Collection equipment consists of sophisticated receivers that scan the radio frequency (RF) spectrum (cellular telephone, microwave, ship-to-shore, and military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Signal processing equipment, using sophisticated software and hardware, evaluates the characteristics of the collected signals and selects signals that are likely to contain relevant information. The Company's commercial products include processing equipment for the information superhighway, as well as chip modem designs that bring price efficiencies to personal communication systems. Since inception, the Company has focused its efforts primarily on processing equipment, but also provides specialized collection equipment, as well as complete signal reconnaissance systems.

       Purchases by intelligence agencies of the United States government have historically accounted for almost all of the Company's revenues, and most of the Company's business is conducted under contracts that include United States government security requirements. While the Company believes its current customers offer significant additional sales growth opportunities and, accordingly, directs much of its marketing and research and development (R&D) resources toward these customers, in recent years the Company has attempted to broaden its customer base to include new customers in both the military and commercial markets. The efforts have been successful with revenue contributions having grown from 0.3% of revenues in fiscal 1993 to 2.8% of revenues in fiscal 1996 for the Company's Commercial Telecommunications Division, and from 2.3% of revenues in fiscal 1993 to 6.2% of revenues in fiscal 1996 for the Company's Military Reconnaissance Division. (See Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

       The Company devotes significant resources toward understanding the United States government's signal reconnaissance goals, capabilities and perceived future needs. The Company obtains information about these signal reconnaissance needs through frequent marketing contact between its employees and technical and contracting officials of the United States government. The Company believes that it has much more marketing contact with customers and potential customers than is customary among its competitors. In addition, the Company invests in R&D which it anticipates will enable it to develop signal reconnaissance equipment that meets these needs. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors. (See "Research and Development.")

       Budgetary constraints and critical time-to-deployment have caused many United States government agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly. The Company's signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. The Company believes its products can be readily deployed in a wide variety of circumstances to meet current United States government signal reconnaissance requirements. The Company designs its products to use advanced circuitry and highly integrated components, including Company-designed application specific integrated circuits (ASICs). This enables the Company to offer products that are smaller, consume less power, and cost customers less when multiple units are built than equipment of similar functionality that use fewer advanced designs and materials.

       Potential commercial applications of the Company's technology and equipment include digital video processing for High Definition TV (HDTV or interactive TV, wireless local loop demodulators and test equipment for the new technologies in wireless communications. In this new market area, the Company intends to license its technology to a strategic partner and, to a lesser degree, the Company may develop the entire commercial product.

       The Company believes its employees are its most valuable resource.


DESCRIPTION OF THE BUSINESS

       Applied Signal Technology designs, develops, and manufactures equipment to collect and process telecommunication signals for signal reconnaissance and commercial applications. The signal reconnaissance equipment is purchased by both the military as well as the intelligence organizations of the United States government and is used for foreign signal reconnaissance. The commercial telecommunications processing equipment has been developed for use in digital video transmission, wireless local loop systems, and as test equipment for a variety of wireless communication technologies.

       SIGNAL RECONNAISSANCE

       In recent years, accurate and comprehensive information regarding foreign affairs and developments has become increasingly important to the United States government. The reduction in United States military tactical forces overseas has heightened the United States government's need to quickly assess military risks, particularly in areas of instability as they develop around the world. The breakup of the Soviet Union and civil unrest in certain nations in Eastern Europe, Africa, and South America indicate an increase in geographic areas that might require monitoring. In addition, the United States government requires information regarding overseas activities to conduct drug interdiction operations.

       As part of its efforts to obtain information, the United States government gathers and analyzes telecommunication signals emanating from foreign countries. In recent years, the use of established telecommunication technologies has increased throughout the world and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the radio frequency spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and the global information network (World-Wide Web) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal reconnaissance equipment capable of collecting and processing an increased volume of signals as well as new types of signals.

       Traditionally, organizations within the United States government have satisfied their signal reconnaissance needs by first identifying their specific requirements and then contracting with government contractors to provide equipment. Contractors typically designed and built custom signal processing systems optimized to satisfy the particular needs of various agencies. Development of custom systems usually required many years of effort and involved great expense. The time required to develop these systems often meant that when a system was delivered, it did not address new telecommunications technologies that had evolved during the development process. These factors, combined with growing budgetary constraints, have caused many agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly.

       COMMERCIAL TELECOMMUNICATIONS

       The concept of an information superhighway involves the use of digital forms of telecommunications for transmission techniques. Digital telecommunications are subject to a variety of impairments that must be overcome by sophisticated, automatic signal processing. The Company continues working to exploit its existing technology in these new areas of opportunity. The processing techniques developed by the Company for its signal reconnaissance products can be applied to commercial digital video processing. The Company's signal reconnaissance analysis products also serve as a basis for commercial test equipment that can be used by wireless communications providers for transmission quality assessments.

STRATEGY

       SIGNAL RECONNAISSANCE

       Applied Signal Technology's objective is to anticipate the signal reconnaissance needs of the United States government and to invest in research and development in an effort to provide solutions before the Company's competitors. In some cases, this involves the development of equipment to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. The Company's strategy to accomplish its objective includes the following elements:

         - Anticipate Government Needs. The Company devotes significant resources in order to understand the United States government's signal reconnaissance goals, capabilities, and perceived future needs. The Company monitors technological and commercial advances in telecommunications to identify advances it believes may have an impact on the United States government's signal reconnaissance programs. The Company obtains information about the United States government's signal reconnaissance needs through frequent contact with employees and technical and contracting officials of the United Stated government. In contrast, the Company believes that its competitors often wait until the United States government requests competitive proposals for equipment to satisfy specific requirements and then respond to these requests.

                  Sole source contracts are let by the United States government when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. Since the Company's inception, almost all of its revenues have been from sole source contracts. The Company believes that the large number of sole source contracts it obtains demonstrates that it often anticipates the signal reconnaissance needs of the United States government correctly. There can be no assurance, however, that the Company will anticipate correctly the signal reconnaissance needs of the United States government in the future.

         - Invest in Research and Development. The Company invests in research and development it believes will enable it to develop signal reconnaissance equipment that will satisfy the needs of the United States government. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors. The Company believes its R&D investments often enable it to offer superior products before its competitors once the United States government identifies a need.

         - Develop Flexible Products. The Company develops signal reconnaissance products that can be used, with or without further modification, to satisfy the needs of a variety of customers. The Company uses its prior product development efforts to offer customers cost-effective solutions and to offer these solutions promptly. The Company believes that custom equipment developed by many of the Company's competitors, generally, cannot be as readily deployed in as wide a variety of circumstances as the Company's products.

         - Develop Highly Integrated Products. The Company designs its products to use advanced circuitry and highly integrated components. This enables the Company to offer products that are smaller, consume less power, and cost customers less when multiple units are built than equipment of similar functionality that use fewer advanced designs and materials. The lower cost of many of the Company's products appeals to customers with budget constraints, and the smaller size and low power consumption of many of the Company's products appeal to customers with physical installation constraints.

         - Focus on Signal Processing. Since inception, the Company has focused much of its attention on developing signal processing equipment. The Company believes that there have been and will continue to be more opportunities to develop specialized signal processing equipment than collection equipment as new types of signals can often be collected with available collection equipment but cannot be processed by available processing equipment.

         - Increase Penetration and Broaden Customer Base. The Company believes that its current customers offer significant additional opportunities for sales growth both in terms of additional units of developed products and the development of new products and, accordingly, directs much of its marketing efforts toward these customers. The Company attempts to broaden its customer base through marketing efforts directed at United States government agencies that are not now customers (that is, certain military and law enforcement agencies) as well as at offices within its customer agencies that have not contracted with the Company previously.

       COMMERCIAL TELECOMMUNICATION PRODUCTS

       The Company's strategy for commercial marketplace penetration is to take full advantage of the R&D funded by government contracts in years past. This R&D is the result of government development contracts and the Company's independent R&D (IR&D). As a result of these investments, the Company believes it has developed technology that commercial companies require and the Company attempts to seek strategic partnering relationships with certain of these commercial companies to exploit this technology.


PRODUCTS

       The Company's products consist of signal collection and processing equipment that use software and hardware developed over many years by the Company in the course of performing hundreds of development contracts to provide signal reconnaissance equipment to the United States government. This software and hardware enables the Company's processing equipment to evaluate large numbers of radio frequency signals and to select the relatively small proportion which contain information likely to be useful in the signal reconnaissance programs of the United States government. Further, the Company has recently begun developing a line of products using existing technology for use in the commercial telecommunications market.

       The Company offers a variety of signal reconnaissance products, which can be categorized as follows:

        - Voice Grade Channel Processors. These processors are designed to process voice grade channels (VGCs) which carry audio and other signals. The standard telecommunication systems used throughout the world put a large number of VGCs on a single carrier channel to increase the number of signals that can be transmitted at a particular frequency. VGC processors can scan thousands of signals in less than one second and use sophisticated processing technology to detect and record relevant data which is then analyzed by United States government personnel. These processors evaluate the characteristics of collected signals and select signals that are likely to contain relevant information. The Company's VGC processors currently range in price from approximately $40,000 to approximately $200,000.

         - Wideband Processors. These processors "clean" telecommunication signals for further processing by VGC processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortion these processors correct are multipath interference (caused by the reception of a signal and its reflections) and cochannel interference (caused by the reception of multiple interfering signals). Commercial telecommunications companies overcome these distortions with careful alignment and tuning which requires interruption of the telecommunication signals. The Company's wideband processors perform this alignment independently and automatically by adjusting processing parameters using proprietary adaptive algorithms that let the processors "learn" how to process the incoming signals. One of the Company's wideband processors processes signals that carry thousands of VGCs in a digital format which is rapidly being proliferated through the world and is particularly susceptible to distortions. The Company's wideband processors currently range in price from approximately $80,000 to approximately $150,000.

         - Processing Systems. Although the Company has emphasized subsystem or "product" development since its inception, it has also developed and delivered signal processing systems in situations where the capabilities of its products have enabled it to obtain a system development contract on a sole source basis from the United States government. The Company's two largest system installations, for which the Company developed custom systems software, integrated a number of the Company's standard VGC processors and were developed to exacting United States government software and documentation standards.

         - Collection Products. The Company offers a limited number of signal collection products designed to complement certain of the Company's processing products. The Company's collection products include a low-cost, small-size receiver that collects very complex signaling formats and a receiver that overcomes cochannel interference and certain forms of multipath interference by optimizing multiple antenna inputs. The Company's collection products currently range in price from approximately $20,000 to approximately $60,000.

       In addition to its line of signal reconnaissance products, the Company has recently started development of commercial products. The types of commercial products that the Company is developing can be categorized as follows:

         - Digital Video Processing Equipment. The Company is developing a key processing function of digital demodulation in one ASIC to be marketed to television set-top converter manufacturers. The Company has also developed the QAMalyzer(TM) digital video analyzer test unit.

         - Wireless Local Loop Equipment. The Company is developing a QPSK demodulator in the form of an ASIC to integrate into the Ericsson Corporation Freeset 1900(TM) handset for their wireless local loop system.


CUSTOMERS, CONTRACTS, AND MARKETING

       CUSTOMERS

       To date, purchases by the United States government have accounted for almost all of the Company's revenues. Most of the Company's revenues have come from contracts directly with the United States government. The Company also has subcontracts under which it supplies products or services to prime contractors that have contracts with the United States government. Subcontract revenues accounted for approximately 5%, 6%, and 27% of the Company's total revenues for its fiscal years 1994, 1995, and 1996, respectively. In addition, the Company occasionally sells small quantities of equipment to foreign governments. Foreign revenues have accounted for approximately 2%, 6%, and 2% of the Company's total revenues for fiscal years 1994, 1995, and 1996, respectively.

       The Company's United States government customers consist of approximately five military and intelligence agencies with signal reconnaissance needs. Within these five agencies, the Company has contracts with approximately 20 different offices, each with separate budgets and contracting authority. Although concentration of revenue sources is significant for the United States government, no single contract accounted for more than 5% of the Company's revenues in fiscal year 1994, 3% in fiscal year 1995, or more than 16% in fiscal year 1996.

       Two intelligence agencies accounted for approximately 78% and 12%, respectively, of revenues in fiscal year 1994; approximately 69% and 17%, respectively, of revenues in fiscal year 1995; and approximately 53% and 27%, respectively, of revenues in fiscal year 1996.

       In recent years, the United States defense budget has been reduced, causing customers and potential customers of the Company's products to reevaluate their needs. The Company believes that budget reductions have caused agencies increasingly to favor standard products similar to the Company's products rather than custom products that generally are more expensive, take longer to deliver, and provide solutions to a narrower range of signal reconnaissance problems. Future reductions in United States government spending on signal reconnaissance equipment or future changes in the kinds of signal reconnaissance products or services required by United States government agencies, however, could limit demand for the Company's products, which would have a material adverse effect on the Company's operating results.

       CONTRACTS

       Government Contracts. Most of the Company's business is conducted under contracts that include United States government security requirements. The Company's contracts with United States government agencies can be categorized in several ways.

       Sole source contracts are let by the United States government when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. Potential suppliers compete informally for sole source contracts through R&D investment and marketing efforts. This competition requires a contractor to identify the United States government's requirements early and invest in developing potential solutions so that the contractor can demonstrate a distinguishing expertise or technology promptly after the United States government has identified a signal reconnaissance requirement.

       Competitive bid contracts are awarded after a formal bid and proposal competition among suppliers and sole source contracts are awarded without a formal competition. During fiscal years 1994, 1995, and 1996, approximately 99%, 95%, and 75%, respectively, of the Company's revenues were from sole source contracts, and approximately 1%, 5%, and 25%, respectively, were from competitive bid contracts.

       During fiscal 1996, the Company experienced an increase in the percentage of contracts awarded on a competition basis and an increase in revenues generated from subcontracts. This change is due to the award of one subcontract during fiscal 1996. Management does not believe the shift in percentages will have a material impact on the operating results of the Company.

       As a government contractor, the Company is subject to price redetermination on certain fixed-price contracts if it is determined that the Company did not price its products and services consistent with the requirements of the Federal Acquisition Regulations. As of October 31, 1996, the Company has not had a material claim sustained against it for noncompliance.

       In April 1994 the Company was served with a subpoena by the Department of Defense Office of Inspector General (OIG) in connection with pricing of products related to approximately six contracts. Shortly thereafter, a second agency issued a request for information related to nine additional contracts. To date, the Company has not received any allegation of wrongdoing from the OIG or the other agency. Through its internal review of the contracts in question, the Company has provided voluntary disclosure to the government which is expected to result in a downward price adjustment on certain contracts. In anticipation of a settlement, the Company recorded a charge of $1.2 million to third quarter fiscal 1995 operating results.

       In April 1996, the Company was served with a second subpoena by the OIG in connection with all contracts entered into between 1990 and the present related to three products: the Model 102P Voice Channel Demodulator, the Model 120 Multichannel Processor, and the Model 150 FAX Scanner. While management believes this charge is adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with the Company. (See
Item 3 -- Legal Proceedings.)

       Competitive bid contracts are awarded based on objective proposal evaluation criteria established by the procuring agency. Interested contractors prepare a bid and proposal that responds to the agency's request for proposal. A bid and proposal is usually prepared in a short period of time (for example, 45 days) in response to a deadline and requires the extensive involvement of numerous technical and administrative personnel.

       Competitive bid or sole source contracts can be either fixed-price contracts, pursuant to which the Company agrees to deliver equipment for a fixed price and assumes the risk of cost overruns, or cost-plus contracts, pursuant to which the Company is reimbursed for its direct and indirect costs and paid a negotiated profit. During fiscal years 1994 and 1995, approximately 66% of the Company's revenues were from fixed-price contracts and 34% were from cost-plus contracts. During fiscal year 1996, approximately 52% of the Company's revenues were from fixed-price contracts and approximately 48% were from cost-plus contracts.

       Most of the Company's fixed-price contracts are for the manufacture of multiple units of its products, rather than the development of new products. The Company believes that the risk of cost overruns is much less in the case of fixed-price manufacturing contracts, where the product already has been developed and at least a prototype made, than in the case of fixed-price development contracts.

       Almost all of the Company's contracts contain termination clauses that permit contract termination upon the Company's default or for the convenience of the other contracting party. In either case, termination could adversely affect the Company's operating results. Although the Company has not experienced any material cancellations in the past, there can be no assurance such cancellations will not occur in the future.

       Commercial Contracts. During fiscal years 1994 and 1995, commercial contracts have accounted for approximately 1.2% and 2.9% of the Company's revenue, respectively. In fiscal 1996, commercial contracts accounted for approximately 2.8% of the Company's revenue. The commercial contracts are typically fixed-price for development or manufacturing and often require R&D investments by the Company. Commercial contracting is a maturing business area for the Company and due to the highly competitive nature of these commercial endeavors, there is risk that the Company's investments may not produce income and that the fixed-price contracts may experience cost overruns. Losses on any individual contracts are provided for at the time they become known.

       MARKETING

       Signal Reconnaissance. The Company's primary signal reconnaissance marketing efforts consist of personal contact between government technical representatives and technical personnel of the Company. The Company involves all technically qualified staff members in its marketing program. The Company believes it is extremely important to have technically knowledgeable staff make marketing contacts since an initial system concept is often developed during the first such contact. The Company believes that it has much more marketing contact with customers and potential customers than is customary among its competitors generally, and that this contact enables the Company to anticipate the United States government's signal reconnaissance needs, thereby giving the Company a potential advantage over its competitors.

       The Company's signal reconnaissance marketing occurs at three levels. The top level of marketing involves contact between the Company's senior management and officials of the United States government responsible for signal reconnaissance policy. The purpose of these contacts is to understand national level requirements in future years (five to ten years out), obtain guidance for direction of the Company's R&D, and keep the United States government community informed about the Company, its technology, and its products.

       The intermediate level of marketing is performed by the Company's systems engineers contacting government officials responsible for allocating budgets. These engineers seek to identify new requirements that will result in projects within the next six to 18 months and work with government technical representatives to develop system concepts. The Company invests in R&D to address these requirements and to obtain potential projects. To assist with this level of marketing, the Company's technical staff often constructs a theoretical model of the problem and tests processing solutions so that the Company and the customer can determine whether a product can be developed or modified to meet the customer's requirements. At this stage of marketing, the customer often awards a sole source contract to the Company.

       The final level of marketing involves establishing precise cost estimates and detailed specifications. This level of marketing is performed by development engineers who are involved in the actual development or modification of the product.

       In addition to its primary technical marketing, the Company also conducts marketing activities designed to increase its visibility with existing and potential customers. Each year the Company conducts two equipment shows in the Washington, D.C. area demonstrating the operation of many of its products. The Company uses direct mail and magazine advertising from time to time to inform potential customers of available products. The Company also produces a product summary catalog that is updated every six months and included with the quarterly newsletter mailing. The Company's mailing list includes contacts at private sector companies that may purchase the Company's products for their own use or for inclusion in systems they are developing for United States government customers, as well as contacts at United States government agencies that buy products but do not contract for development efforts.

       Commercial Marketing. The Company's approach to marketing of commercial products is to form strategic alliances with other companies that have had experience in a particular commercial marketplace. The Company will rely on the marketing techniques of these strategic partners to attempt penetration of the new commercial marketplaces. Further, the Company intends to license its technology, which the Company believes should minimize the risk of lost investment in these new marketplaces.

BACKLOG

       The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $30.9 million, $29.6 million, and $82.9 million at October 31, 1994, 1995, and 1996, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. The Company includes a contract in backlog when the contract is executed. The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in its government contracts.


RESEARCH AND DEVELOPMENT

       The Company conducts R&D pursuant to United States government R&D contracts and as part of its own R&D program. United States government R&D contracts generated approximately $23.0 million, of revenues in fiscal years 1994 and 1995, and approximately $37.0 million in 1996. The Company's own R&D program is funded both by the United States government, through reimbursement of certain of the Company's R&D expenditures, and by the Company's own investment, which is not reimbursed. The Company's R&D expenditures as a percentage of revenues in fiscal years 1994, 1995, and 1996 were 13.3%, 14.6%, and 12.1%, respectively. Research and development conducted by the Company and sponsored by the United States government (excluding United States government R&D contracts) was $5.9 million, $6.8 million, and $6.7 million in fiscal years 1994, 1995, and 1996, respectively, while research and development conducted and sponsored by the Company was $2.7 million, $3.1 million, and $2.7 million in those same periods, respectively. The Company believes that its investment in R&D provides it with a significant competitive advantage.

       The Company seeks to develop technology capable of addressing new signal reconnaissance requirements before its competitors. In addition, the Company focuses its R&D on developing products that can be used, with or without further modification, to satisfy various needs of a variety of customers, thereby permitting the Company to offer a solution promptly. The Company attempts to allocate its R&D funds among projects intended to yield revenues within one to two years, projects intended to yield revenues in two to five years, and projects intended to yield revenues in more than five years. Most of the Company's R&D expenditures are for projects intended to yield revenues within one to two years.

       An important aspect of the Company's R&D efforts is understanding telecommunication trends to anticipate the future signal reconnaissance needs of its customers. Not only does this allow the Company to direct its R&D engineering efforts to produce solutions promptly once a customer expresses a need, but it often allows the Company to educate the customer about its potential needs and simultaneously present a conceptual solution to those needs.

       Another important aspect of the Company's R&D is the development of components or products utilizing advanced technology. This enables the Company to develop products superior to competing products in size, power consumption, delivery time, and cost. The Company has developed an in-house capability to design very large scale integration (VLSI) circuits. Using its VLSI capabilities, the Company has designed proprietary application specific integrated circuits that enhance the processing power of many of its signal processing products.

       The Company's commercial endeavors attempt to apply technology developed for signal reconnaissance to commercial areas of telecommunications. The Company intends to identify opportunities where it believes it has technology that commercial companies have not developed and can form strategic alliances with other commercial companies in an attempt to exploit these opportunities.

       COMPANY DIVISIONS

       The Company is organized into four technical divisions and a finance division. Three of the four technical divisions--Military Reconnaissance, Commercial Telecommunications, and Strategic Systems--are engineering divisions which perform all of the Company's development. The engineering divisions are primarily responsible for conducting R&D and the initial development of products, while the Operations Division is primarily responsible for manufacturing multiple units of products. All divisions work together to ensure that production-related issues, such as manufacturability, reliability, and maintainability, are addressed from initial product definition through final product shipment. The Company's technical staff includes personnel with system development expertise, which the Company applies not only to system development but also to its product development in order to ensure the compatibility of its products with a variety of system requirements. As of January 17, 1997, there were 295 employees in the engineering divisions and 164 employees in the operations division. (See "Employees".)

       Engineering. The engineering divisions are responsible for the Company's R&D. The Company's R&D activities include both United States government R&D contracts and the Company's R&D projects. The engineering division activities are directed toward developing products that will ultimately be produced by the Operations Division. The engineering divisions work in conjunction with the Operations Division to assure that the development efforts will culminate in a product able to be manufactured efficiently in quantity.

       The Company has offices which also support the Company's marketing activities in Herndon, Virginia and Jessup, Maryland. As of January 17, 1997, there were 21 employees in the Virginia office and 11 employees in the Maryland office. Most of the personnel staffing these offices are technical personnel and, in addition to marketing activities, are involved in research and development and customer support (for example, installation, training, and troubleshooting).

       Operations. The Operations Division is responsible for completing final product development and manufacturing multiple units of products. By combining engineering and production expertise within the Operations Division, the Company believes it is able to maximize manufacturing efficiency and, therefore, reduce overall production costs. Operations manufactures products using batch production methods. The division achieves labor efficiency by extensive cross-training of its personnel, which permits these personnel to participate in the production of all of the Company's products. The division is also responsible for managing the Company's purchases of goods and services, including third party manufacturing and assembly services. (See "Suppliers".)


SUPPLIERS

       The Company uses suppliers in order to obtain quality goods and services without incurring the costs of providing those goods and services in-house. The Company purchases from suppliers nearly all circuit boards, integrated circuits, and other components used in its products. In addition, the Company contracts with suppliers to assemble some of its products. The Company's reliance on suppliers involves several risks, including the possibility of a shortage of certain key components and assemblies and reduced control over delivery schedules, manufacturing yields, quality, and costs. If the Company experiences significant availability or quality control problems in the future, its revenues and profitability could be adversely affected.

       Although the Company procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of the Company's products contain critical components like single board computers available solely from Motorola, Inc. and Force Computers, Inc. and digital signal processing integrated circuits available solely from Texas Instruments, Inc. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require the Company to re-engineer its products, or both, which could delay the Company's shipment of its products and could have a material adverse effect on the Company's operating results.

       Many of the Company's products currently use application specific integrated circuits (ASICs) designed by the Company but manufactured by third parties. The Company purchases these ASICs on a purchase order basis and is required to pay for all ASICs produced, whether or not they perform correctly. The Company has experienced unanticipated low yields of working ASICs from time to time, causing the cost of products using these ASICs to be higher than expected. In addition, as chip manufacturing technology evolves, the Company may be forced to redesign certain cards as cards produced with older technology may no longer be manufactured. The Company may be required to bear the cost of redesign. To date, these have not had a material adverse impact on the Company's results. The Company is likely to design and use ASICs in new products in the future. There can be no assurance that the Company will not continue to experience unanticipated low yields of working ASICs and therefore higher product costs, which could have a material adverse effect on the Company's results of operations.


COMPETITION

       SIGNAL RECONNAISSANCE

       The signal reconnaissance equipment market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. The Company's current competitors include Adams-Russell, Inc. (a subsidiary of M/A-Com, Inc.); ARGOSystems, Inc. (a subsidiary of The Boeing Company); E-Systems, Inc. (a subsidiary of Raytheon Corporation); GTE Government Systems Corporation; Harris Corporation; Lockheed Martin Corporation; Motorola Government Electronics Group (a subsidiary of Motorola, Inc.); and TRW, Inc. Substantial competition could have a material adverse effect on the Company's results of operations.

       The competition for competitive bid contracts differs from the competition for sole source contracts. Companies competing for competitive bid contracts prepare bids and proposals in response to government request for proposals. Potential suppliers compete informally for sole source contracts through R&D investment and marketing efforts. Companies competing for sole source contracts attempt to identify the United States government's requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the United States government has identified a signal reconnaissance requirement. The Company competes primarily for sole source contracts and conducts its operations accordingly. The principal factors of competition for sole source contracts include investments in R&D; the ability to respond to government needs promptly; product price relative to performance, quality, and customer support. The Company believes that it competes favorably on each of these factors.

       COMMERCIAL

       The commercial marketplace is relatively new for the Company and highly competitive. The Company feels that competition can be the highest risk of commercial ventures. The Company believes that this risk may be minimized by striving to secure strategic alliances for the majority of commercial activities, including co-funding of product development and marketing. The Company continues to employ a cautious, measured approach to commercial investments which should help minimize the risk and, at the same time, the Company continues to nurture business relationships which are expected to result in maturing this segment of the Company's business.


PROPRIETARY RIGHTS

       The United States government has rights to most of the technology developed by the Company under government contracts, including rights to permit other companies, including the Company's competitors, to use this technology to develop products for the United States government. The Company is not aware that the United States government has exercised these rights.

       The Company has filed limited patent applications for its technology. As of October 31, 1996, one patent has been granted to the Company for "Efficient QAM Equalizer Demodulator with Non-Integer Sampling", and one patent is pending for the "Digital Cable Test System". The Company believes that given the rapidly changing nature of signal collection and processing technology, its future success will depend primarily upon the technical competence and creative skills of its personnel. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers, employees, and consultants and other security measures. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate.

       Although the Company does not believe and has not received notice that it is infringing upon the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company. In the event any third party made a valid claim against the Company and a license was not made available to the Company on commercially reasonable terms, this could have a material adverse effect on the Company's results of operations.


GOVERNMENT REGULATIONS

       Many of the Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety and protection of the environment. While compliance with applicable regulations has not adversely affected the Company's operations in the past, there can be no assurance that the Company will continue to be in compliance in the future or that these regulations will not change.

       In particular, the Company must comply with detailed government procurement and contracting regulations and with United States government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement or contracting obligations or security obligations could result in penalties or suspension of the Company from government contracting, which would have a material adverse effect on the Company's results of operations. (See Item 1 -- Business - "Customers, Contracts, and Marketing" and Item 3 --Legal Proceedings.)


EMPLOYEES

       As of January 17, 1997, the Company had approximately 568 full-time employees, 101 of whom hold advanced technical degrees (master and/or doctoral degrees), including 14 with doctoral degrees.

       The Company's business requires that a large number of its technical employees obtain security clearances from the United States government which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in marketing require the appropriate clearances to meet with government technical representatives and discuss the government's signal reconnaissance needs. The Company has a United States government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 59% of the Company's current technical staff have security clearances. The success of the Company is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom, by one or more, could adversely affect the Company's business. Such personnel are in great demand and limited supply.

       The Company believes its employees are its most valuable resource and that its workforce possesses a strong feeling of dedication to and pride in the Company. This dedication is reinforced through incentive compensation arrangements based on Company performance. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

       During fiscal 1995 and into early fiscal 1997, the Company experienced increased turnover among its staff. The Company believes that this is primarily due to a much more favorable economic environment in Silicon Valley and to the explosive growth of the telecommunications industry creating a preponderance of new opportunities for the staff. In response to the increased turnover, management initiated certain steps aimed at stabilizing the turnover rate and attracting new talent during fiscal 1996. The continuing challenge confronting the Company in fiscal 1997 will be to attract and retain qualified staff to support the Company's growth objectives. There can be no assurance that the Company will be successful in this area.


SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

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

       The Company believes its employees are its most valuable resource and, accordingly, focuses much of its attention on attracting and retaining staff members. Over the last year, the Company has experienced an increase in its attrition rate as well as a difficulty in attracting new talent into the Company due to increased competition for qualified personnel. Management believes these effects are attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector. The Company has implemented a more aggressive recruiting program and an employee referral program aimed at countering this new environment. The Company's ability to execute its business plan is contingent upon attracting and retaining qualified employees. While the Company believes progress has been made during the most recent quarters, there can be no assurances that the Company will be successful at attracting and retaining sufficient personnel. Failure to do so will have a material adverse effect on the Company's future operating results.

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

       The Company has experienced some constraint in earnings resulting from lower average profitability on its production jobs. This is due, in part, to the unfavorable adjustments in estimated costs-to-complete on production jobs recorded during the fiscal year and due, in part, to absorbing unrecoverable indirect costs at a rate higher than was provided for in the contract prices of these contracts. The Company has taken several steps aimed at improving its contract margins. This includes revising prices of its products and services, review of operational processes for efficiency, and examining its cost structures. Although the Company believes some improvements were apparent in the operating results for the third quarter of fiscal year 1996, there can be no assurances that these steps will result in improved margins on future results of operations.

       The Company has experienced significant fluctuations in operating results from quarter to quarter and expects that it will continue to experience such fluctuations in the future. These fluctuations are caused by, among other factors, factors inherent in government contracting and the Company's business such as the timing of cost and expense recognition for contracts and the United States government contracting and budget cycles. Fluctuations in quarterly results may cause the price of the Company's common stock to fluctuate substantially.

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

ITEM 2:  PROPERTIES

       The Company currently leases five buildings (51,851, 52,464, 34,862, 76,379, and 58,000 square feet, respectively) in Sunnyvale, California pursuant to a lease which expires in March 2012. Under the terms of the lease, the lessor will construct a sixth building (58,000 square feet) which the Company will lease commencing approximately December 1997 through March 2012. These buildings are used as the Company's headquarters and include development, engineering, production, marketing, and administrative offices.

       The Company leases a 15,250 square foot building in Herndon, Virginia pursuant to a lease which expires in October 1998. This building houses a small development facility and marketing and administrative offices.

       The Company leases a 6,300 square foot building in Jessup, Maryland pursuant to a lease which expires in August 1997. This building also houses a small development facility and marketing and administrative offices. The Company has made provisions to lease a new 29,121 square foot building in Annapolis Junction, Maryland commencing April 1997 and terminating April 2004.

       In addition, the Company also leases two warehouses (19,835 and 5,900 square feet) in Sunnyvale, California for use as storage facilities. Both leases expire in 1998.

       The Company's business requires that it maintain at each of its offices a facility clearance sponsored and approved by the United States government. This approval could be suspended or revoked if the Company is found not to have complied with security regulations applicable to such facilities. Any revocation of such approval, and any suspension of such approval that materially delayed the Company's delivery of its products to customers would materially adversely affect the Company's results of operations. Although the Company has adopted policies directed at assuring its compliance with relevant regulations, there can be no assurance that the approved status of the Company's facilities will continue without interruption.

ITEM 3:  LEGAL PROCEEDINGS

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

       Further review of the contracts in question and related contracts through April 1995 indicated the Company was not compliant with Public Law 87-653, Truth in Negotiations Act, which requires disclosure of all actual costs available on the date of cost certification on certain contracts performed during the 1989 and 1990 timeframe. These findings have resulted in a voluntary disclosure to the government which is expected to result in a downward price adjustment on certain contracts. In June 1995, the Company announced it was taking a charge against the third quarter operating results in anticipation of a settlement with the government on the subject contracts. The charge resulted in a reduction of the fiscal 1995 third quarter's operating income of $1.2 million.

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

       While management believes the fiscal year 1995 third quarter charge is adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with the Company. There can be no assurances the Company will not be required to take additional charges in connection with this matter in future periods. However, management believes that any such charges would not have a material effect on the operating results and financial condition of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                     PART II

EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below is certain information with respect to age and background for each of the remaining officers of the Company:


           NAME                  AGE                       POSITION
           ----                  ---                       --------
Gary L. Yancey                    51       President and Chairman of the Board

E. Keith McNett*                  55       Vice President-- Strategic Systems Division

Brian M. Offi                     43       Vice President-- Finance and Chief Financial Officer

Mary Rogge                        50       Secretary

Bani M. Scribner, Jr.             52       Vice President-- Strategic Systems Division

Ken Snow                          56       Vice President-- Operations Division

       * Deceased

       Gary L. Yancey, a co-founder of the Company, has served the Company as President and Chairman of the Board since the Company's incorporation in January 1984. Prior to co-founding the Company, he was employed for 10 years by ARGOSystems, a manufacturer of electronic reconnaissance systems.

       Brian M. Offi joined the Company in October 1990 as Chief Financial Officer and was elected Vice President-Finance in May 1991. From May 1987 to October 1990, he served as Chief Financial Officer of S-Tron, Inc., a manufacturer of life-support equipment worn by military personnel.

       Mary Rogge joined the Company in 1986 as an executive secretary reporting to the President and was elected Secretary of the Company in March 1988.

       Bani M. Scribner, Jr. joined the Company in 1992 as senior staff reporting to the president. In November 1996 he was elected Vice President of the Strategic Systems Division.

       Ken Snow joined the Company in January 1990 as a senior staff engineer. He was promoted to the position of Deputy Director of Engineering in 1991. In October of 1994 he became the Director of the Operations Division and in March 1995 he was elected Vice President of Operations.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Incorporated in Exhibit 13.1 from sections captioned "Selected Common Stock Data:" and "NASDAQ Market Makers:" on page 8 of the Annual Report to Shareholders for the year ended October 31, 1996.

ITEM 6: SELECTED FINANCIAL DATA

       Incorporated in Exhibit 13.1 from sections captioned "Selected Financial Data -- Summary Of Operations Fiscal Year Ended:" and "-- Financial Position at End of Fiscal Year:" on page 8 of the Annual Report to Shareholders for the year ended October 31, 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Incorporated in Exhibit 13.1 from sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 13 of the Annual Report to Shareholders for the year ended October 31, 1996.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements included on pages 14 through 24 of the Annual Report to Shareholders for the year ended October 31, 1996 are in Exhibit 13.1.

       Quarterly Results included on page 12 of the Annual Report to Shareholders for the year ended October 31, 1996 are in Exhibit 13.1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information contained on pages 6 and 7 of Applied Signal Technology, Inc.'s Proxy Statement dated January 26, 1997, with respect to directors of the Company, is incorporated herein by reference. Information with respect to Officers of the Company is contained in Part I of this report.

ITEM 11: EXECUTIVE COMPENSATION

       The information contained on pages 15 through 19 of Applied Signal Technology, Inc.'s Proxy Statement dated January 26, 1997, with respect to executive compensation and other matters, is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information contained on pages 4 and 5 of Applied Signal Technology, Inc.'s Proxy Statement dated January 26, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Not applicable.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2) -- The following financial statements of Applied Signal Technology, Inc., included in the annual report of the registrant to its shareholders for the year ended October 31, 1996 are included in
     Exhibit 13.1:

           Balance Sheets -- October 31, 1996 and 1995

           Statements of Income -- Years ended October 31, 1996, 1995, and 1994

           Statements of Shareholders' Equity -- Years ended October 31, 1996, 1995, and 1994

           Statements of Cash Flow -- Years ended October 31, 1996, 1995, and
           1994

           Notes to Financial Statements -- October 31, 1996

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) -- Listing of Exhibits -- See Exhibit Index on page 29 of this Form
     10-K.

(b) Reports on Form 8-K filed in the Company's fiscal year ended October 31, 1996:

           Not applicable.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

                                                 APPLIED SIGNAL TECHNOLOGY, INC.
                                                 (Registrant)



       Dated January 26, 1997                          /s/ Gary L. Yancey
                                                 ------------------------------
                                                 Gary L. Yancey, President and
                                                 Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                        DATE                     TITLE
                 ---------                        ----                     -----
     /s/ Gary L. Yancey                      ____________          President and Chairman of the Board (Principal
----------------------------                                       Executive Officer)

     /s/ Brian M. Offi                       ____________          Vice President of Finance and Chief Financial
----------------------------                                       Officer (Principal Financial and Accounting
                                                                   Officer)

     /s/ James F. Collins                    ____________          Director
----------------------------


     /s/ John P. Devine                      ____________          Director
----------------------------


     /s/ David D. Elliman                    ____________          Director
----------------------------


     /s/ John R. Treichler                   ____________          Director
----------------------------


     /s/ Stuart G. Whittelsey, Jr.           ____________          Director
----------------------------

                            APPLIED SIGNAL TECHNOLOGY

                                INDEX TO EXHIBITS


EXHIBIT                         DESCRIPTION OF DOCUMENT
NUMBER                          -----------------------
-------
3.1(1)         Second Amended and Restated Articles of Incorporation

3.2(1)         Amended and Restated Bylaws

4.1(1)         Specimen Common Stock Certificate

4.2(1)         Rights Agreement dated January 25, 1991

10.1(1)        Form of Indemnification Agreement for directors and officers

10. (1)        1984 Stock Purchase Plan and form of agreement thereunder

10.3(1)        1991 Stock Option Plan and forms of agreements thereunder

10.4(1)        1993 Employee Stock Purchase Plan

10.5(1)        Profit Sharing Policy

10. (1)        Summary Plan Description of 401(k) Retirement Plan

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

10.13(5) Amendments to Commercial Credit Agreements dated March 1, 1996 with Sanwa Bank California

10.14(5) Certified Corporate Resolution to borrow dated March 6, 1996 with Sanwa Bank California

10.15          Lease agreement dated May 31, 1996 with Constellation Real
               Estate, Inc., for 135 National Business Parkway

10.16 Amendments to lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc.

11.1           Statement regarding computation of net income per share

13.1           Annual Report to Shareholders for fiscal year ended October 31,
               1996

23.1           Consent of Independent Auditors

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

(5) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-Q for fiscal year 1996 dated August 2, 1996.