Form 10-Q
period 1997-01-31
APPLIED SIGNAL TECHNOLOGY INC
filed 1997-03-17
CIK 741696

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE PERIOD ENDED JANUARY 31, 1997

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

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   YES   X       NO
                                                -----   -----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Common Stock, no par value, 8,030,188 shares outstanding as of March 4, 1997.

           This Quarterly Report on Form 10-Q consists of 20 pages.
                     The Exhibit Index is on Page 18.

                                     INDEX

                        APPLIED SIGNAL TECHNOLOGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets -- January 31, 1997 and October 31, 1996

         Statements of Operations -- Three months ended January 31, 1997 and February 2, 1996

         Statements of Cash Flows -- Three months ended January 31, 1997 and February 2, 1996

         Notes to Financial Statements -- January 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                        APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS

                       (In thousands, except share data)

ASSETS                                            JANUARY 31, 1997   OCTOBER 31, 1996
                                                    (UNAUDITED)           (NOTE)
                                                  ----------------   ----------------
Current assets:
Cash and cash equivalents                            $  4,004            $  1,559
Short term investments                                  1,161                 767
Accounts receivable:
Billed                                                  8,405              14,491
Unbilled                                               18,116              15,527
                                                     --------            --------
Total accounts receivable                              26,521              30,018
Inventory                                               4,601               3,208
Prepaid and other current assets                        2,353               2,236
                                                     --------            --------
      Total current assets                             38,640              37,788

Property and equipment, at cost:
Machinery and equipment                                23,956              23,221
Furniture and fixtures                                  3,404               3,301
Leasehold improvements                                  3,384               3,356
Construction in process                                   231                 191
                                                     --------            --------
                                                       30,975              30,069
Accumulated depreciation and amortization             (18,186)            (17,198)
                                                     --------            --------
      Net property and equipment                       12,789              12,871
Long-term investments                                     934               1,326
Other assets                                              117                 118
                                                     --------            --------
Total assets                                         $ 52,480            $ 52,103
                                                     ========            ========

                        APPLIED SIGNAL TECHNOLOGY, INC.
                           BALANCE SHEETS (continued)

                       (In thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY                    JANUARY 31, 1997    OCTOBER 31, 1996
                                                           (UNAUDITED)           (NOTE)
                                                        ----------------    ----------------
Current liabilities:
Accounts payable                                            $ 2,294             $ 3,045
Accrued payroll and related benefits                          4,316               4,337
Other accrued liabilities                                     1,627               1,900
Income taxes payable                                          2,031               2,029
                                                            -------             -------
      Total current liabilities                              10,268              11,311

Deferred income taxes                                           827                 827
Commitments

Shareholders' equity:

Preferred stock, no par value: 2,000,000 shares
authorized; none issued and outstanding                         --                  --

Common stock, no par value: 20,000,000 shares
authorized; issued and outstanding -- 8,030,188
at January 31, 1997 and 7,873,347 at October 31, 1996        20,657              20,099
Retained earnings                                            20,728              19,866
                                                            -------             -------
Total shareholders' equity                                   41,385              39,965
                                                            -------             -------
      Total liabilities and shareholders' equity            $52,480             $52,103
                                                            =======             =======


Note: The balance sheet at October 31, 1996 has been derived from the audited financial statement at that date but does not include all of the information and features required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                     (In thousands, except per share data)

                                                         THREE MONTHS ENDED
                                                 -----------------------------------
                                                 JANUARY 31, 1997   FEBRUARY 2, 1996
                                                 ----------------   ----------------
Revenues from contracts                              $ 20,084          $ 15,798
Operating expenses:
Contract costs                                         13,136            10,815
Research and development                                2,470             1,912
General and administrative                              3,182             2,840
                                                     --------          --------
      Total operating expenses                         18,788            15,567
                                                     --------          --------
Operating income                                        1,296               231
Interest income, net                                       60                19
                                                     --------          --------
Income before provision
  for income taxes                                      1,356               250
Provision for income taxes                                495               100
                                                     --------          --------
Net income                                           $    861          $    150
                                                     ========          ========

Net income per common share                          $   0.11          $   0.02
                                                     ========          ========
Number of shares used in calculating
net income per common share                             8,114             7,782


                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.

                            STATEMENTS OF CASH FLOW

                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                 (In thousands)

                                                         THREE MONTHS ENDED
                                                 ------------------------------------
                                                 JANUARY 31, 1997    FEBRUARY 2, 1996
                                                 ----------------    ----------------
OPERATING ACTIVITIES:
Net income                                           $    861            $   150
Adjustments to reconcile net income to net
  cash provided by (used in)
  operating activities:
    Depreciation and amortization                         987                877
    Accounts receivable                                 3,497              2,826
    Inventory, prepaids and other current assets       (1,510)            (1,987)
    Other assets                                            1                 59
    Accounts payable and accrued liabilities           (1,043)            (2,089)
                                                     --------            -------
      Net cash provided by (used in) operating
        activities                                      2,793               (164)

INVESTING ACTIVITIES:
  Additions to property and equipment                    (906)            (1,997)
                                                     --------            -------
      Net cash used in investing activities              (906)            (1,997)

FINANCING ACTIVITIES:
  Borrowings under bank line of credit                    --               1,300
  Issuance of common stock                                558                493
  Repurchase of common stock                              --                  (1)
                                                     --------            -------
      Net cash provided by financing activities           558              1,792
                                                     --------            -------
Net increase (decrease) in cash and
  cash equivalents                                      2,445               (369)
Cash and cash equivalents, beginning of period          1,559                369
                                                     --------            -------
Cash and cash equivalents, end of period             $  4,004            $   --
                                                     ========            =======

Supplemental disclosures of cash
  flow information:
    Interest paid                                    $      4            $     5

                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 1997

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ending January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

INVESTMENTS

         The Company's investment securities, which consists primarily of U.S. Treasury Securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported in shareholders' equity as part of retained earnings. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income (expense), net. At January 31, 1997, the contractual maturities of the debt securities are staggered to mature by June 30, 1998.

REVENUES FROM CONTRACTS

         The Company accounts for fixed price contracts using the percentage-of-completion method of accounting. Under this method, all contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each quarter. The Company accounts for cost reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred and estimated completion costs regularly and adjusts revenues and profits on contracts in the month in which changes become determinable.

EARNINGS PER SHARE

         Net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (using the treasury stock method).

ACCOUNTING FOR STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 encourages entities to adopt a fair value based method of accounting for employee stock compensation plans, however it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting. Under the intrinsic value based method, many companies, including Applied Signal Technology, Inc. have not recognized compensation cost for stock options granted to their employees.

         The Company will adopt SFAS 123 during fiscal year 1997. While the Company has not yet determined the total effect of adopting SFAS 123, it believes that the adoption of the standard will not result in material charges to operations in 1997 and thereafter.

NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                                        JANUARY 31, 1997  OCTOBER 31, 1996
                                        ----------------  ----------------
            Raw Materials                   $    586          $    591
            Work in Process                    3,510             2,195
            Finished Goods                       431               322
                                            --------          --------
                                               4,527             3,108
            Precontract Costs                     74               100
                                            --------          --------
                                            $  4,601          $  3,208
                                            ========          ========

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect cost rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the income statement as they become known. At January 31, 1997, the inventoried unabsorbed variance was approximately $60,000 (approximately $1,110,000 unabsorbed variance at February 2, 1996) and was included in work in process. At October 31, 1996 the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the attached financial statements and notes thereto.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in the "Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price."

BUSINESS ENVIRONMENT/BACKGROUND:

Applied Signal Technology designs, develops, manufactures and markets advanced digital signal processing equipment to collect and process a wide range of telecommunication signals for both signal reconnaissance and commercial applications. This equipment is purchased by the U.S. Government as well as allied foreign governments and is used for foreign signal reconnaissance. The commercial telecommunication processing equipment is used in digital video transmission, cellular radio communication systems and as equipment for a variety of both cable and wireless communication technologies.

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

Traditionally, the United States Government has addressed its signal reconnaissance needs with custom signal processing solutions which tend to be both expensive and have long delivery times. These factors, combined with budgetary constraints, have caused many agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly. The Company's signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. The Company believes that custom equipment generally cannot be as readily deployed in as wide a variety of circumstances as the Company's products. The Company designs its products to use advanced circuitry, including Company-designed application-specific integrated circuits

(ASICs). This enables the Company to offer products that are smaller, consume less power and cost customers less when multiple units are built.

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

The following table sets forth selected commercial telecommunications projects for which the Company is currently in development and identifies the primary customers:

           PRODUCT                      DESCRIPTION                       CUSTOMER(S)
     QAMalyzer(TM)              Digital test equipment for cable      TCI, Pacific Telesis,
                                service providers                     Southwestern Bell

     Cell Phone Modem Chip      Modem chip design for the             Ericsson
                                Ericsson "Freeset 1900(TM)" PCS
                                cellular phone

     QAM Error Detection         Error detection chip for set-top     VLSI Technologies
     Chip                        converters



SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE:

The Company's future earnings and stock price may be subject to volatility, particularly on a quarterly basis, due to the following:

CUSTOMER CONCENTRATION: Historically, defense and intelligence agencies have accounted for almost all of the Company's revenues. Future reductions in United States government spending on signal reconnaissance equipment or future changes in the kind of signal reconnaissance products or services required by the United States government agencies could limit demand for the Company's products which would have a material adverse effect on the Company's operating results and financial condition.

Competition: The signal reconnaissance equipment market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company's results of operations and financial condition.

DEPENDENCE UPON PERSONNEL: The Company believes its employees are its most valuable resource and, accordingly, focuses much of its attention on attracting and retaining staff members. During the last year, the Company experienced an increase in its attrition rate as well as a difficulty in attracting new talent into the Company due to increased competition for qualified personnel. Management believes these effects are attributable to the expanding U.S. economy and, in particular, the local California economy where the

Company must compete for new talent in the rapidly expanding telecommunications sector. The Company has implemented a more aggressive recruiting program and an employee referral program aimed at countering this new environment. The Company's ability to execute its business plan is contingent upon attracting and retaining qualified employees. While the Company believes progress has been made during the most recent quarters, there can be no assurance that the Company will be successful at attracting and retaining sufficient personnel. Failure to do so will have a material adverse effect on the Company's future operating results and financial condition.

DEPENDENCE UPON GOVERNMENT CONTRACTS AND CONTRACTUAL RELATIONSHIPS: A significant portion of the Company's revenues are derived from fixed- price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses to the Company on contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company's operating results.

In addition, almost all of the Company's contracts contain termination clauses which permit contract termination upon the Company's default or for the convenience of the other contracting party. In either case, termination could adversely affect the Company's operating results. Although the Company has not experienced any material cancellations to date, there can be no assurance that such cancellations will not occur in the future.

NARROW OPERATING MARGINS: The Company has experienced some constraint in earnings resulting from lower average profitability on its production jobs. This is due, in part, to the unfavorable adjustments in estimated costs-to-complete on production jobs recorded during the fiscal year and due, in part, to absorbing unrecoverable indirect costs at a rate higher than was provided for in the contract prices of these contracts. The Company has taken several steps aimed at improving its contract margins. These steps include revising prices of its products and services, reviewing operational processes for efficiency and examining cost structures. Although the Company believes some improvements were apparent in the operating results for the last several quarters, there can be no assurances that these steps will result in improved future margins.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND MARKET VOLATILITY: The Company has experienced significant fluctuations in operating results from quarter to quarter and expects that it will continue to experience such fluctuations in the future. These fluctuations are caused by, among other factors, conditions inherent in government contracting and the Company's business, such as the timing of cost and expense recognition for contracts and the United States government contracting and budget cycles. Fluctuations in quarterly results may cause the price of the Company's common stock to fluctuate substantially. In addition, there can be no assurance that an active trading market will be sustained for the Company's common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have been unrelated or disproportionately related to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of the Company's common stock.

RAPID TECHNOLOGICAL CHANGE: The market for the Company's products is characterized by rapidly changing technology. The Company believes that it has been successful to date in identifying United States government signal reconnaissance needs early, investing in research and development to meet these needs and delivering products before the Company's competitors. The Company believes that its future success will depend upon continuing to develop and introduce, in a timely manner, products capable of collecting or processing new types of telecommunications signals. There can be no assurance that the Company will be able to develop and market new products successfully in the future or respond effectively to technological changes, such as data encryption technology and others, or that new products introduced by others will not render the Company's products or technologies noncompetitive or obsolete.

DEPENDENCE UPON CERTAIN SUPPLIERS: Although the Company procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of the Company's products contain critical components like single board computers available solely from Motorola and Force Computers and digital signal processing integrated circuits available solely from Texas Instruments. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require the Company to re-engineer its products, or both, which could delay the Company's shipment of its products and could have a material adverse effect on the Company's operating results.

EXPLORATION OF NEW MARKET OPPORTUNITIES: The Company has had numerous discussions with companies in the commercial cable TV/video compression and telecommunications marketplaces. The Company's primary business strategy in this area is to capitalize on its experience as a technology company and to explore areas where current or newly developed technology can be licensed or products can be manufactured and sold into the commercial marketplace. To date, revenues from the commercial marketplace have been less than 5% of the Company's revenues and have consisted primarily of product development fees. There can be no assurance that the Company's commercial marketplace strategy will be successful or that the Company will maintain or increase revenues from the commercial marketplace.

QUARTER ENDED JANUARY 31, 1997 COMPARED TO QUARTER ENDED FEBRUARY 2, 1996:

RESULTS OF OPERATIONS:

Revenues and Backlog: Revenues for the first quarter of fiscal 1997 were $20,084,000, representing a 27% increase over first quarter fiscal 1996 revenues of $15,798,000. The increase in revenues reflects the continued demand for the Company's products and services. Further, the increase in the quarterly activity reflects an increase in contract activity in all of the Company's operating divisions which resulted from hiring new staff members during the last half of fiscal 1996.

New order levels for the first quarter of fiscal 1997 were $8,694,000, down 38% from the $14,129,000 reported for the same period of fiscal 1996. Order activity for the first quarter of fiscal 1996 was unusually strong in comparison to the same period of fiscal 1997. Because of the order flow volatility historically seen between quarters, management is not concerned with the quarter to quarter reduction in order flow in fiscal 1997.

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options) was $71,497,000 at January 31, 1997 versus $27,721,000 at February 2, 1996. This represents a 158% increase over the Company's backlog at the end of the fiscal quarter ended February 2, 1996. The backlog level for the first quarter of fiscal 1997 is primarily due to the preponderance of orders received during fiscal 1996 that have yet to be shipped.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including materials and labor, and manufacturing overhead costs. Contract costs as a percentage of revenue were 65.4% for the first quarter of fiscal 1997 versus 68.5% for the same period of fiscal 1996. Contract costs expressed as a percentage of revenue for the first quarter of fiscal 1997 were down primarily due to the absense of unfavorable adjustments in estimated costs to complete certain programs. During the first quarter of fiscal 1996, contract costs expressed as a percentage of revenue increased due to the unfavorable adjustments in the Company's estimated cost-to-complete in certain production jobs.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") Research and development expenses as a percentage of revenues were 12.3% and 12.1% for the first quarter of fiscal years 1997 and 1996, respectively. Spending during the fiscal quarter ended January 31, 1997 on research and development as a percentage of revenues increased 0.2% when compared to the same period of fiscal 1996, primarily due to the higher allocation of overhead costs resulting from application of a higher overhead rate in fiscal 1997 versus 1996.

The Company-funded investment in R&D for the first three months of fiscal 1997 was 2.1% of revenues versus 2.4% for the same period during fiscal 1996. During fiscal 1997, the Company made a decision to recover more of its R&D spending in its billing rates, and therefore, have less expense taken out of profit contribution. Although a decrease in percentages occurred from year to year, the Company intends to continue to make substantial investments in research and development in an effort to meet the needs of customers before its competitors; however, there can be no assurances that the Company will be able to develop and market new products successfully in the future.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") General and administrative expenses were $3,182,000 or 15.8% of revenues for the first quarter of fiscal 1997 compared to $2,840,000 or 18.0% of revenues for the same period of fiscal 1996. The decreased general and administrative expenses for the most recent quarter are due, in part, to the higher profit volume recorded during the first quarter of fiscal 1997 (see "Contract Costs" above) and, in part, to the lower targeted general and administrative rate being applied to contracts for fiscall 1997 versus that applied during fiscal 1996.

INTEREST INCOME/(EXPENSE): Net interest income was $60,000 for the quarter ended January 31, 1997, up from the $19,000 net interest income recorded for the same period of fiscal 1996. The increase in interest income for the fiscal quarter ended January 31, 1997 as compared to the fiscal quarter ended February 2, 1996 is due primarily to the Company's ability to generate cash from operations. In addition, the Company was able to generate interest income on investments without any offsetting interest expense from the use of bank lines of credit. During the same period of fiscal 1996, less interest income was realized because interest income from investments was netted against interest expense incurred from borrowing funds on the bank lines of credit.

Provision for Income Taxes: The provision for income taxes as a percentage of net income before income taxes was 36.5% for the first quarter of fiscal 1997, compared to 40.0% for the same period of fiscal 1996. The decrease in the quarterly effective tax rate is primarily the result of increased state income tax credits.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity has been the cash flow generated from operations as well as issuance of common stock through its employee stock plans.

The Company has a bank credit agreement to augment cash flow needs and to provide term financing for capital investments. The Company maintains a $6,000,000 unsecured, revolving line of credit for short-term cash requirement and a $1,000,000 line of credit for use in purchasing capital investments. The unsecured, revolving line of credit bears interest at the bank's reference rate (8.25% as of January 31, 1997). The line of credit for use in purchasing capital investments bears interest at the bank's reference rate plus one-half
percent (8.75% as of January 31, 1997).   Outstanding amounts on the unsecured,
revolving line of credit were zero at January 31, 1997 and October 31, 1996. Outstanding amounts on the line of credit for use in purchasing capital investments were zero at January 31, 1997 and October 31, 1996. Both lines expire March 1, 1998.

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES: Net cash provided by operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the change in inventories held by the Company. During the first three months of fiscal 1997, $2,793,000 was provided by operating activities versus $164,000 used in operating activities during the comparable period of fiscal 1996. The improvement in the year-to- year change in cash from operating activities is primarily due to the improved profitability recorded on contracts and the reduction in the rate of investment in inventories, prepaids, and other assets and accounts payable experienced during the first quarter of fiscal 1997. Cash generated from accounts receivable activity for the first three months of fiscal 1997 amounted to $3,497,000 compared to $2,826,000 for the same period of fiscal 1996; in the first quarter of fiscal 1997, cash was not readily coming in because of the slow down in the U.S. Government's administrative activities resulting from the budget impasse. Cash used in the investment in inventories, prepaids and other current assets during the first quarter of fiscal 1997 was $1.510,000, compared to $1,987,000 cash used during the comparable period of fiscal 1996. This reduction is due to the reduction of timing-related targeted indirect rate variances (See "Notes to Financial Statements; Note 2 - Inventory") and, in part, to a management initiative to more aggressively manage the Company's investment in inventory. During the first quarter of fiscal 1997, cash used in accounts payable and other accrued liabilities was $1,043.000. This is down from the cash used during the comparable period of fiscal 1996.

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES: Net cash used in investing activities was $900,000 for the first quarter of fiscal 1997 versus $1,987,000 used in investing activities during the same period of fiscal 1996, all attributable to additions to property and equipment. The increase in capital investment in the first three months of fiscal 1996 was due to an investment of approximately $1,000,000 for leasehold improvements made to a newly leased building located at the Company's headquarters. The Company plans to continue to expand its facilities to accommodate the growth of the Company's business.

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES: Cash provided by financing activities during the first three months of fiscal 1997 was $558,000 versus $1,792,000 provided during the same period of fiscal 1996. The reduction in cash provided by financing activities during the first three months of fiscal 1997 is primarily attributable to the decrease in borrowings under the bank line of credit.

The Company believes that the funds generated from operations, existing working capital and amounts available under existing lines of credit will be sufficient to meet its cash needs for the next twelve months.

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

Item 6.  Exhibits and Reports on Form 8-K
         Exhibits -- See Index to Exhibits on page 18

         Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended January 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

Applied Signal Technology, Inc.

         /s/ Brian M. Offi                              March 14, 1997
         -------------------------------------------    --------------
         Brian M. Offi
         Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer

                           APPLIED SIGNAL TECHNOLOGY

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT
-------                   ------------------------
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

10.7 (1)         Warrant to Purchase Common Stock dated June 27, 1990 issued to Owenoake Partners,
                 L.P. ("Owenoake"), Letter Agreement with Owenoake dated September 20, 1990, and
                 Amendment Number One to Warrants to Purchase Common Stock with Owenoake and certain warrant holders dated February 8, 1993
10.8 (1)         Warrants to Purchase Common Stock dated September 25, 1990 issued to certain warrant holders
10.9 (2)         Line of Credit Agreement dated June 10, 1993 with Sanwa Bank California and related Equipment
                 Purchase Line of Credit Agreement dated June 10, 1993
10.10 (1)        Lease Agreement dated August 21, 1985 with Lincoln Mathilda Associates, Ltd. and
                 Patrician Associates, Inc., and amendments thereto
10.11 (3)        Lease agreements dated November 23, 1994 with Lincoln Property Company Management
                 Services, Inc. for Buildings H and I
10.12 (4)        Amendment to Commercial Credit Agreement dated March 7, 1995 with Sanwa Bank
                 California and related Equipment Purchase Line Agreement dated March 10, 1995
10.13*           Amendments to Commercial Credit Agreements dated March 1, 1996 with Sanwa Bank California
10.14*           Certified Corporate Resolution to borrow dated March 6, 1996 with Sanwa Bank California
11.1             Statement regarding computation of net income per share
13.1 (4)         Proxy Statement and Annual Report to Shareholders for fiscal year ended October 31, 1995
13.2 (5)         Proxy Statement and Annual Report to Shareholders for fiscal year ended October 31, 1996
23.1 (4)         Consent of Independent Auditors for fiscal year ended October 31, 1995
23.2 (5)         Consent of Independent Auditors for fiscal year ended October 31, 1996
27.1             Financial Data Schedule
*previously filed

(1) Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant's Registration Statement on Forms S-1 filed January 29, 1993 (File No. 33-58168).

(2) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-K for fiscal year 1993 dated January 22, 1994.

(3) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-K for fiscal year 1994 dated January 27, 1995.

(4) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-K for fiscal year 1995 dated January 26, 1995.

(5) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-K for fiscal year 1996 dated January 29, 1997.