Form 10-Q
period 1997-05-02
APPLIED SIGNAL TECHNOLOGY INC
filed 1997-06-16
CIK 741696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE PERIOD ENDED MAY 2, 1997

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

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days     YES [X]  NO [ ]

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value, 8,052,548 shares outstanding as of May 29, 1997.

This Quarterly Report on Form 10-Q consists of pages. The Exhibit Index is on page 20.

                                      INDEX

                         APPLIED SIGNAL TECHNOLOGY, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                  Balance Sheets -- May 2, 1997 and October 31, 1996

                  Statements of Operations -- Three months ended May 2, 1997 and May 3, 1996; Six months ended May 2, 1997 and May 3, 1996

                  Statements of Cash Flows -- Six months ended May 2, 1997 and May 3, 1996

                  Notes to Financial Statements -- May 2, 1997

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

Index to Exhibits

PART I.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

                         APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS

                        (In thousands, except share data)

                       ASSETS                    MAY 2, 1997     OCTOBER 31, 1996
                                                 (UNAUDITED)          (NOTE)
                                                   --------           --------
Current assets:
  Cash                                             $     --           $  1,559
  Short term investments                              1,564                767
  Accounts receivable:
    Billed                                           13,964             14,491
    Unbilled                                         17,606             15,527
                                                   --------           --------
  Total accounts receivable                          31,570             30,018
  Inventory                                           5,390              3,208
  Prepaid and other current assets                    2,586              2,236
                                                   --------           --------
    Total current assets                             41,110             37,788

Property and equipment, at cost:
  Machinery and equipment                            25,034             23,221
  Furniture and fixtures                              3,471              3,301
  Leasehold improvements                              4,422              3,356
  Construction in process                               279                191
                                                   --------           --------
                                                     33,206             30,069
Accumulated depreciation and amortization           (19,164)           (17,198)
                                                   --------           --------
    Net property and equipment                       14,042             12,871

Long-term investments                                   525              1,326

Other assets                                            116                118
                                                   --------           --------

Total assets                                       $ 55,793           $ 52,103
                                                   ========           ========

                         APPLIED SIGNAL TECHNOLOGY, INC.
                           BALANCE SHEETS (continued)

                        (In thousands, except share data)

       LIABILITIES AND SHAREHOLDERS' EQUITY               MAY 2, 1997      OCTOBER 31, 1996
                                                           (UNAUDITED)          (NOTE)
                                                            --------           --------
Current liabilities:
  Accounts payable                                          $  3,100           $  3,045
  Accrued payroll and related benefits                         4,469              4,337
  Other accrued liabilities                                    2,484              1,900
  Income taxes payable                                         1,796              2,029
                                                            --------           --------
    Total current liabilities                                 11,849             11,311

Deferred income taxes                                            827                827

Shareholders' equity:
  Common stock, no par value: 20,000,000 shares
  authorized; issued and outstanding--8,034,928 at
  May 2, 1997 and 7,873,347 at October 31, 1996               20,669             20,099
  Retained earnings                                           22,459             19,872
  Net unrealized gain/(loss) on securities                       (11)                (6)
                                                            --------           --------
Total shareholders' equity                                    41,117             39,965
                                                            --------           --------
               Total liabilities and
                   shareholders' equity                     $ 55,793           $ 52,103
                                                            ========           ========


Note: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and features required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                       -----------------------------        ------------------------------
                                       MAY 2, 1997       MAY 3, 1996        MAY 2, 1997        MAY 3, 1996
                                       -----------       -----------        -----------        -----------
Revenues from contracts                  $ 23,987          $ 16,970           $ 44,071          $ 32,768

Operating expenses:
  Contract costs                           15,742            12,180             28,878            22,995
  Research and development                  2,394             2,155              4,864             4,067
  General and administrative                3,171             2,528              6,353             5,368
                                         --------          --------           --------          --------

       Total operating expenses            21,307            16,863             40,095            32,430
                                         --------          --------           --------          --------

Operating income                            2,680               107              3,976               338
Interest income/(expense), net                 37                (4)                98                15
                                         --------          --------           --------          --------
Income before provision for
   taxes on income                          2,717               103              4,074               353
Provision for taxes on income                 992                24              1,487               124
                                         --------          --------           --------          --------

Net income                               $  1,725          $     79           $  2,587          $    229
                                         ========          ========           ========          ========

Earnings per share                       $   0.21          $   0.01           $   0.32          $   0.03

Weighted average common shares
   outstanding                              8,156             7,905              8,135             7,840

                         APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 (In thousands)

                                                                SIX MONTHS ENDED
                                                         -----------------------------
                                                         MAY 2, 1997       MAY 3, 1996
                                                         -----------       -----------
OPERATING ACTIVITIES:
   Net income                                               $ 2,587           $   229
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                            1,966             1,771
     Accounts receivable                                     (1,552)            4,878
     Inventory, prepaids and other current assets            (2,533)           (3,801)
     Other assets                                                 2                66
     Accounts payable and accrued expenses                      538            (1,426)
                                                            -------           -------
     Net cash provided by operating activities                1,008             1,717

INVESTING ACTIVITIES:
   Additions to property and equipment                       (3,137)           (3,170)
                                                            -------           -------
     Net cash (used in) investing activities                 (3,137)           (3,170)

FINANCING ACTIVITIES:
   Increase in bank line of credit                               --               500
   Issuance of common stock                                     570               585
   Repurchase of common stock                                    --                (1)
                                                            -------           -------
     Net cash provided by financing activities                  570             1,084
                                                            -------           -------
Net decrease in cash and cash equivalents                    (1,559)             (369)
Cash at beginning of period                                   1,559               369
                                                            -------           -------
Cash at end of period                                       $     0           $     0
                                                            =======           =======
Supplemental disclosures of cash flow information:
   Interest paid                                            $    30           $    51
   Taxes paid                                               $ 1,720           $   780

                         APPLIED SIGNAL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

May 2, 1997


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

               The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ending May 2, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

INVESTMENTS

               The Company's investment securities, which consist primarily of U.S. Treasury securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income (expense), net. As of May 2, 1997, the contractual maturities of the debt securities will mature by June 30, 1998.

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

EARNINGS PER SHARE

               Earnings per share (EPS) are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. Earnings per share is calculated using the weighted average number of common shares outstanding during the period.

               In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." The Statement is effective for periods ending after December 15, 1997, at which time the Company will be required to change the method currently used to compute EPS. SFAS No. 128 will require entities to report "basic" and "diluted" earnings per share. For the Company, the "basic" earnings per share calculation is equivalent to its present EPS calculation, excluding the effect of dilutive stock options. The "diluted" earnings per share calculation is equivalent to the existing EPS calculation. The Company has determined that, on a pro forma basis with respect to each income statement line for which it presently reports an EPS amount, "basic" earnings per share would have been $0.22 and $0.01 for the three months ended May 2, 1997 and May 3, 1996 respectively, and $0.33 and $0.03 for the six month period ending on those respective dates.

ACCOUNTING FOR STOCK-BASED COMPENSATION

               In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 encourages entities to adopt a fair value based method of accounting for employee stock compensation plans, however it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting. Under the intrinsic value based method, many companies, including Applied Signal Technology, Inc., have not recognized compensation cost for stock options granted to their employees.

               The Company will adopt SFAS 123 during fiscal year 1997. While the Company has not yet determined the total effect of adopting SFAS 123, it believes that the adoption of the standard will not result in material charges to operations in fiscal 1997 and thereafter.

NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                         MAY 2, 1997      OCTOBER 31, 1996
                         -----------      ----------------
Raw Materials              $  722              $  591
Work in Process             4,413               2,195
Finished Goods                243                 322
                           ------              ------
                            5,378               3,108
Precontract Costs              12                 100
                           ------              ------
                           $5,390              $3,208
                           ======              ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the income statement as they become known. At May 2, 1997, the inventoried variance was approximately $70,000 ($2,330,000 at May 3, 1996) and was included in work in process. At October 31, 1996 the variance was zero since all revenues and costs were recorded at the actual indirect rates for the fiscal year end.

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

BUSINESS ENVIRONMENT/BACKGROUND:

Applied Signal Technology designs, develops, manufactures and markets advanced digital signal processing equipment to collect and process a wide range of telecommunication signals for both signal reconnaissance and commercial applications. This equipment is purchased by the U.S. Government as well as allied foreign governments and is used for foreign signal reconnaissance. The Company's commercial telecommunication processing equipment is used in digital video transmission, cellular radio communication systems and as equipment for a variety of both cable and wireless communication technologies.

Accurate and comprehensive information regarding foreign affairs and developments continues to be important to the United States Government. The reduction of United States military tactical forces overseas and the end of the Cold War, compounded with political instability in certain regions such as the Middle East, Eastern Europe, Africa and South America, has heightened the United States Government's need to be able to monitor overseas activities. In order to obtain information about activities within foreign countries, the United States Government gathers and analyzes telecommunication signals emanating from those countries.

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

Traditionally, the United States Government has addressed its signal reconnaissance needs with custom signal processing solutions which tend to be both expensive and have long delivery times. These factors, combined with budgetary constraints, have caused many government agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly. The Company's signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. The Company believes that custom equipment generally cannot be as readily deployed in as wide a variety of circumstances as the Company's products. The Company designs its products to use advanced circuitry, including Company-designed application-specific integrated circuits

(ASICs). This enables the Company to offer products that are smaller, consume less power and cost customers less when multiple units are built.

Through a combination of customer and internally funded development, the Company is judiciously seeking opportunities to expand its market reach. This is being accomplished by capitalizing on the Company's accumulated knowledge of advanced digital signal processing and telecommunications technologies in an effort to either license the technology to the commercial sector or perform low-to-medium volume manufacturing on select commercial subsystems.

The following table sets forth selected commercial telecommunications projects for which the Company is currently in development and identifies the primary customers:

     PRODUCT                        DESCRIPTION                   CUSTOMER(S)
     -------                        -----------                   -----------
QAMalyzer(TM)            Digital test equipment for cable         TCI,
                         service providers                        Southwestern Bell

Cell Phone Modem         Modem chip design for the Ericsson
                         "Freeset 1900(TM)" PCS cellular phone    Ericsson

SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE:

The Company's future business, results of operations, and stock price may be adversely affected in a material way due to the following factors:

CUSTOMER CONCENTRATION: Historically, U.S. Government defense and intelligence agencies have accounted for almost all of the Company's revenues. Future reductions in United States Government spending on signal reconnaissance equipment or future changes in the kind of signal reconnaissance products or services required by the United States Government agencies could limit demand for the Company's products, which would have a material adverse effect on the Company's future results of operations and financial condition.

Due to the award of certain larger contracts, the Company is experiencing a higher concentration of revenues from a single contract. Revenue related to a single contract comprised 23.6% of revenues for the first six months of fiscal 1997. This compares to 21.5% of revenue attributable to the single contract for all of fiscal 1996.

COMPETITION: The signal reconnaissance equipment market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company's future operating results and financial condition.

DEPENDENCE UPON PERSONNEL: The Company believes its employees are its most valuable resource and, accordingly, focuses much of its attention on attracting and retaining staff members. During the last year, the Company experienced an increase in its attrition rate as well as difficulty in attracting new talent into the Company due to increased competition for qualified personnel. Management believes these effects are attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector. The Company has implemented a more aggressive recruiting program and an employee referral program aimed at countering this environment. The Company's ability to execute its business plan is contingent upon attracting and retaining qualified employees. While the Company believes progress has been made during the most recent quarters, there can be no assurance that the Company will be successful at attracting and retaining sufficient personnel. Failure to do so will have a material adverse effect on the Company's future results of operations and financial condition.

DEPENDENCE UPON FIXED PRICE CONTRACTS; RISK OF CONTRACT TERMINATION: A significant portion of the Company's revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses to the Company on contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company's results of operations.

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

NARROW OPERATING MARGINS: The Company has experienced some constraint in earnings resulting from lower average profitability on its production jobs. This is due, in part, to the unfavorable adjustments in estimated costs-to-complete on production jobs recorded during the prior fiscal year and due, in part, to absorbing unrecoverable indirect costs at a rate higher than was provided for in the contract prices of particular projects. The Company has taken several steps aimed at improving its contract margins. These steps include revising prices of its products and services, reviewing operational processes for efficiency and examining cost structures. Although the Company believes improvements are apparent in the operating results for the recent quarters, there can be no assurances that these steps will result in improved future margins.

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

DEPENDENCE UPON CERTAIN SUPPLIERS: Although the Company procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of the Company's products contain critical components like single board computers available solely from Motorola and Force Computers and digital signal processing integrated circuits available solely from Texas Instruments. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require the Company to re-engineer its products, or both, which could delay the Company's shipment of its products and could have a material adverse effect on the Company's results of operations.

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

THREE MONTHS AND SIX MONTHS ENDED MAY 2, 1997 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 3, 1996:

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the second quarter of fiscal 1997 were $23,987,000, representing a 41% increase over the second quarter of fiscal 1996 revenues of $16,970,000. Revenues for the six months ended May 2, 1997 were $44,071,000, up 34% from $32,768,000 for the first six months of fiscal 1996. The increase in the second quarter and year-to-date revenues of fiscal 1997 reflects the continued demand for the Company's products and services and the increased contract activity resulting from hiring new staff members during the last half of fiscal 1996.

New order levels for the second quarter were $24,181,000, down 62% from record order levels of $64,044,000 reported for the second quarter of fiscal 1996. Included in the second quarter orders for fiscal 1997 is a subcontract award, the second largest award in the Company's history, for development of special signal processing subsystems to support the Joint SIGINT Avionics Family Low Band Subsystem recently awarded to Sanders, a Lockheed Martin Company. For comparison purposes, the Company recorded the Scalpel program multi-year competitive award of $51,035,000--the largest in the Company's history during the second quarter of fiscal 1996. New orders for the first six months of fiscal 1997 were $32,875,000 compared to $78,173,000 reported for the same period of fiscal 1996.

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options) was $71,923,000 at May 2, 1997, a decrease of 4% when compared to $75,110,000 at May 3, 1996.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including materials and labor, and manufacturing overhead costs. Contract costs as a percentage of revenues were 65.6% for the second quarter of fiscal 1997 versus 71.8% for the same period of fiscal 1996. Contract costs as a percentage of revenues for the six months ended May 2, 1997 were 65.5% versus 70.2% for the first six months of fiscal 1996. Contract costs as a percentage of revenues for the second quarter and first six months of fiscal 1997 were down primarily due to price decreases realized for component parts as well as efficiencies related to larger production runs on certain contracts. Further, contract costs as a percentage of revenues for the six months of fiscal 1996 were abnormally high due primarily to unfavorable adjustments in estimated costs-to-complete on production jobs.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") Research and development expenses as a percentage of revenues were 10.0% and 12.7% for the second quarter of fiscal years 1997 and 1996, respectively. For the first six months of fiscal years 1997 and 1996, research and development expenses as a percentage of revenues were 11.0% and 12.4%, respectively. While R&D spending increased in absolute dollars, the lower R&D spending as a percentage of revenues for the quarter and the six month periods of fiscal 1997 reflect a shift in labor resources directed toward the increased contract activity compared to the same periods of fiscal 1996.

The Company-funded investment in R&D for the first six months of fiscal 1997 was $962,000 or 2.2% of revenues compared to $1,476,000 or 4.5% of revenues for the first six months of fiscal 1996. During fiscal 1997, the Company made a decision to recover more of its R&D spending in its billing rates.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") General and administrative expenses were $3,171,000 or 13.2% of revenues for the second quarter of fiscal 1997 compared to $2,528,000 or 14.9% of revenues for the second quarter of fiscal 1996. General and administrative expenses were $6,353,000 or 14.4% and $5,368,000 or 16.4% of revenues for the six months ended May 2, 1997 and May 3, 1996, respectively.

Although spending for general and administrative expenses increased for the second quarter and first six months of fiscal 1997 over the first six months of fiscal 1996, the percentage to revenues decreased. The decrease is due primarily to the higher revenue volume recorded during these time periods (see "Contract Costs" above).

INTEREST INCOME/(EXPENSE): For the quarter ended May 2, 1997, interest income was $37,000, up from $4,000 interest expense for the same period of fiscal 1996. Interest income for the first six months of fiscal 1997 was $98,000 compared to interest income of $15,000 for the same period of fiscal 1996. The increase in interest income for the second quarter and for the first six months of fiscal 1997 is due primarily to the Company's ability to generate cash from operations due to improved margins. In addition, the Company was able to generate interest income on investments without any offsetting interest expense from the use of bank lines of credit.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of income before income taxes was 36.5% for the second quarter of fiscal 1997, compared to 23.3% for the same period of fiscal 1996. The effective tax rate for the six months ended May 2, 1997 and May 3, 1996 was 36.5% and 35.0%, respectively. The increase in the quarter and year-to-date tax rate is primarily a result of the increased federal and state tax liability as a result of the increase in profitability and offset by state income tax credits.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity in fiscal 1997 has been the cash flow generated from operations as well as issuance of common stock through its employee stock plans.

The Company has a bank credit agreement to augment cash flow needs and to provide term financing for capital investments. The Company maintains a $6,000,000 unsecured, revolving line of credit for short-term cash requirements and a $1,000,000 line of credit for use in purchasing capital investments. The unsecured, revolving line of credit bears interest at the bank's reference rate (8.5% as of May 2, 1997). The line of credit for use in purchasing capital investments bears interest at the bank's reference rate plus one-half percent (9.0% as of May 2, 1997). Outstanding amounts on the unsecured, revolving line of credit were zero at May 2, 1997 and October 31, 1996. Outstanding amounts on the line of credit for use in purchasing capital investments were zero at May 2, 1997 and October 31, 1996. Both lines expire March 1, 1998.

NET CASH FROM OPERATING ACTIVITIES: Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the change in inventories held by the Company. During the first six months of fiscal 1997, $1,008,000 was provided by operating activities versus $1,717,000 during the comparable period of fiscal 1996. Although net income of $2,587,000 was considerably higher for the first six months of fiscal 1997 as compared to the net income of $220,000 reported for the same period of fiscal 1996, the decrease in cash from operating activities in the first six months of fiscal 1997 is primarily due to the increase in accounts receivable and inventories. During the first six months of fiscal 1997, accounts receivable grew by $1,552,000 compared to a $4,878,000 decrease in accounts receivable during the same period of fiscal 1996. The cash generated by accounts receivable is due, in part, to greater contract activity and, in part, to a slight increase in the time to collect outstanding invoices. Cash used in the investment in inventories, prepaids and other current assets during the first six months of fiscal 1997 was $2,533,000, compared to $3,801,000 of cash used during the comparable period of fiscal 1996. This reduction is in part due to the reduction of timing-related targeted indirect rate variances (See "Notes to Financial Statements; Note 2 - Inventory") and, in part, to a management initiative to more aggressively manage the Company's investment in inventory.

NET CASH FROM INVESTING ACTIVITIES: Cash used in investing activities during the first six months of fiscal 1997 was $3,137,000 compared to $3,170,000 used in investing activities during the same period of fiscal 1996, all attributable to additions to property and equipment. Capital investment continues to be driven by an increase in the number of contracts awarded and by the level of development-type contracts that have required test and computing equipment.

NET CASH FROM FINANCING ACTIVITIES: Cash provided by financing activities during the first six months of fiscal 1997 was $570,000 versus $1,084,000 provided during the same period of fiscal 1996. The reduction in cash provided by financing activities during the first six months of fiscal 1997 is primarily attributable to the absence of borrowings under the bank line of credit; such borrowings were $500,000 in the fiscal 1996 period.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders of the Company was held March 6, 1997.

         The shareholders approved a proposal to elect three Class I Directors of the Board of Directors of the Company to serve until the 1999 Annual Meeting of Shareholders and/or until their respective successors are duly elected and qualified. The proposal received the following votes:

                         FOR                WITHHELD     ABSTENTIONS    BROKER NON-VOTES
                         ---                --------     -----------    ----------------
John P. Devine         6,333,416            541,513
David D. Elliman       6,337,316            537,613
Gary L. Yancey         6,331,439            543,490


         The shareholders ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending October 31, 1997. The proposal received the following votes:

                  FOR      AGAINST   WITHHELD       ABSTENTIONS    BROKER NON-VOTES
                  ---      -------   --------       -----------    ----------------
            6,802,229       63,141                  9,559


         The shareholders approved a proposal to amend the Company's 1991 Stock Option Plan (the "Option Plan") to (i) increase by 500,000 shares the number of shares of the Company's Common Stock reserved for issuance under its Option Plan and (ii) limit to 400,000 shares the number of shares of Common Stock for which options may be granted to any one employee during any fiscal year of the Company. The proposal received the following votes:

                  FOR      AGAINST      WITHHELD     ABSTENTIONS    BROKER NON-VOTES
                  ---      -------      --------     -----------    ----------------
            3,430,243    1,280,396                   56,393            2,107,987



         The shareholders also approved a proposal to amend the Company's 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan") to increase by 600,000 shares the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan. The proposal received the following votes:

                  FOR      AGAINST  WITHHELD            ABSTENTIONS    BROKER NON-VOTES
                  ---      -------  --------            -----------    ----------------
            3,948,092      872,423                      27,369            2,027,045


Item 6.        Exhibits and Reports on Form 8-K


               Exhibits -- See Index to Exhibits on page 20

               Reports on Form 8-K -- The Company did not file any reports on Form 8-K during the six months ended May 2, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


Applied Signal Technology, Inc.



/Brian M. Offi/                                   June 12, 1997
-----------------------------                     ---------------------------
Brian M. Offi
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                            APPLIED SIGNAL TECHNOLOGY

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                                  DESCRIPTION OF DOCUMENT
 ------                                  -----------------------
10.15       Commercial Credit Agreement dated March 3, 1997 with Sanwa Bank California
10.16       Certified Corporate Resolution to borrow dated March 3, 1997 with Sanwa Bank
            California
10.17       1991 Stock Option Plan as Amended January 25, 1997
10.18       1993 Employee Stock Purchase Plan as Amended January 25, 1997
11.1        Computation of Net Income Per Share
27.1        Financial Data Schedule