Form 10-Q
period 1997-08-01
APPLIED SIGNAL TECHNOLOGY INC
filed 1997-09-11
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE PERIOD ENDED AUGUST 1, 1997

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

Common Stock, no par value, 8,312,396 shares outstanding as of August 29, 1997.

Part 1.  Financial Information
Item 1.   Financial Statements

                         APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                        August 1,    Oct. 31,
                                                        1997         1996
                                                        ----------   ----------
                                                        (Unaudited)  (Note)
                       ASSETS
Current assets:
  Cash and cash equivalents                                $3,001       $1,559
  Short-term investments                                    1,718          767
  Accounts receivable:
    Billed                                                 13,116       14,491
    Unbilled                                               18,310       15,527
                                                        ----------   ----------
  Total accounts receivable                                31,426       30,018
  Inventory                                                 7,104        3,208
  Prepaid and other current assets                          2,574        2,236
                                                        ----------   ----------
    Total current assets                                   45,823       37,788

Property and equipment, at cost:
  Machinery and equipment                                  26,070       23,221
  Furniture and fixtures                                    3,601        3,301
  Leasehold improvements                                    4,521        3,356
  Construction in process                                     411          191
                                                        ----------   ----------
                                                           34,603       30,069
Accumulated depreciation and amortization                 (20,163)     (17,198)
                                                        ----------   ----------
    Net property and equipment                             14,440       12,871

Long-term investments                                        --          1,326

Other assets                                                   67          118
                                                        ----------   ----------

Total assets                                              $60,330      $52,103
                                                        ==========   ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                         $3,360       $3,045
  Accrued payroll and related benefits                      5,329        4,337
  Other accrued liabilities                                 2,730        1,900
  Income taxes payable                                      1,847        2,029
                                                        ----------   ----------
    Total current liabilities                              13,266       11,311

Deferred income taxes                                         827          827

Shareholders' equity:
  Common stock, no par value: 20,000,000 shares
  authorized; issued and outstanding -- 8,282,576 at
  August 1, 1997 and 7,873,347 at October 31, 1996         21,617       20,099
  Retained earnings                                        24,601       19,872
  Net unrealized gain/(loss) on securities                     19           (6)
                                                        ----------   ----------
Total shareholders' equity                                 46,237       39,965
                                                        ----------   ----------
               Total liabilities and
                   shareholders' equity                   $60,330      $52,103
                                                        ==========   ==========


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

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In thousands except per share data)

                                              Three Months Ended   Nine Months Ended
                                             -------------------  -------------------
                                             August 1, August 2,  August 1, August 2,
                                             1997      1996       1997      1996
                                             --------- ---------  --------- ---------
Revenues from contracts                       $22,600   $19,504    $66,671   $52,272

Operating expenses:
  Contract costs                               13,793    12,624     42,672    35,619
  Research and development                      2,269     2,281      7,133     6,348
  General and administrative                    3,062     2,877      9,415     8,245
                                             --------- ---------  --------- ---------
      Total operating expenses                 19,124    17,782     59,220    50,212
                                             --------- ---------  --------- ---------

Operating income                                3,476     1,722      7,451     2,060
Interest income/(expense), net                     18        23        116        38
                                             --------- ---------  --------- ---------
Income before provision
  for income taxes                              3,494     1,745      7,567     2,098
Provision for income taxes                      1,351       610      2,838       734
                                             --------- ---------  --------- ---------

Net income                                     $2,143    $1,135     $4,729    $1,364
                                             ========= =========  ========= =========

Net income per common share                     $0.25     $0.14      $0.57     $0.17
                                             ========= =========  ========= =========

Number of shares used in calculating
  net income per common share                   8,517     8,062      8,286     7,901
                                             ========= =========  ========= =========


                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                 (In thousands)

                                                       NINE MONTHS ENDED
                                                     --------------------
                                                     August 1,  August 2,
                                                     1997       1996
                                                     ---------  ---------
                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $4,729     $1,364
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                       2,965      2,732
    Accounts receivable                                (1,408)     3,552
    Inventory, prepaids and other current assets       (4,234)    (3,958)
    Other assets                                           51         55
    Accounts payable and accrued liabilities            1,955     (1,241)
                                                     ---------  ---------
      Net cash provided by operating activities         4,058      2,504

INVESTING ACTIVITIES:
  Maturity of investments                                 400         --
  Additions to property and equipment                  (4,534)    (4,575)
                                                     ---------  ---------
      Net cash used in investing activities            (4,134)    (4,575)

FINANCING ACTIVITIES:
  Borrowings under bank line of credit                     --        600
  Issuance of common stock                              1,518      1,102
  Repurchase of common stock                               --         --
                                                     ---------  ---------
      Net cash provided by financing activities         1,518      1,702

Net increase (decrease) in cash and cash equivalents    1,442       (369)
Cash and cash equivalents, beginning of period          1,559        369
                                                     ---------  ---------
Cash and cash equivalents, end of period               $3,001         $0
                                                     =========  =========
Supplemental disclosures of cash flow information:
    Interest paid                                         $36        $59


                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 August 1, 1997


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the nine month period ending August 1, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

INVESTMENTS

        The Company's investment securities, which consist primarily of U.S. Treasury securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported in shareholders' equity as part of retained earnings. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income (expense), net. At August 1, 1997, the contractual maturities of the debt securities will occur by June 30, 1998.

REVENUES FROM CONTRACTS

        The Company accounts for fixed price contracts using the percentage-of-completion method of accounting. Under this method, all contract costs are charged to operations as incurred, and a portion of the contract revenues, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenues each quarter. The Company accounts for cost reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs. Management reviews contract performance, costs incurred and estimated completion costs regularly and adjusts revenues and profits on contracts in the month in which changes become determinable.

EARNINGS PER SHARE

        Earnings per share (EPS) are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. Earnings per share is calculated using the weighted average number of common shares outstanding during the period.
        In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earning per Share." This Statement is effective for periods ending after December 15, 1997, at which time the Company will be required to change the method currently used to compute EPS. SFAS 128 will require entities to report "basic" and "diluted" earnings per share. For the Company, the "basic" earnings per share calculation is equivalent to its present EPS calculation, excluding the effect of dilutive stock options. The "diluted" earnings per share calculation is equivalent to the existing "fully diluted" EPS calculation. The Company has determined that, on a pro forma basis, "basic" earnings per share would have been $0.27 and $0.15 for the three months ended August 1, 1997 and August 2, 1996 respectively, and $0.61 and $0.18 for the nine month period ending on those respective dates.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 encourages entities to adopt a fair value based method of accounting for employee stock compensation plans, however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting as prescribed in Accounting Principle Board Opinion No. 25. Under the intrinsic value based method, many companies, including Applied Signal Technology, Inc., have not recognized compensation cost for stock options granted to their employees.
        During fiscal year 1997, the Company will adopt the disclosure provisions as outlined in SFAS. While the Company has not yet determined the total effect of adopting SFAS 123, it believes that the adoption of the standard will not result in material charges to operations in fiscal 1997 and thereafter.






NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                        AUGUST 1, 1997      OCTOBER 31, 1996
                        --------------      ----------------
Raw Materials             $ 1,227              $  591
Work in Process             2,424               2,195
Finished Goods              3,348                 322
                           ------              ------
                            6,999               3,108
Precontract Costs             105                 100
                           ------              ------
                           $7,104              $3,208
                           ======              ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of income as they become known. At August 1, 1997, the inventoried variance was approximately $1,227,000 ($2,043,000 at August 2, 1996) and was included in work in process. At October 31, 1996 the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end.



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

Business Environment/Background:

Applied Signal Technology designs, develops, manufactures and markets advanced digital signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is purchased by the U.S. Government as well as allied foreign governments and, to a lesser extent,
the commercial sector.   Equipment is purchased by the U.S. Government is
used for both signal reconnaissance and tactical communication systems. Equipment purchased by the commercial sector is used in both cable and wireless applications as described below.

Accurate and comprehensive information regarding foreign affairs and developments continues to be important to the United States Government. The reduction of United States military tactical forces overseas and the end of the Cold War, compounded with political instability in certain regions such as the Middle East, Eastern Europe, Africa and South America, have heightened the United States Government's need to be able to rapidly deploy and monitor overseas activities. In order to obtain information about activities within foreign countries, the United States Government gathers and analyzes telecommunication signals emanating from those countries.

Further, the rapidly changing global environment coupled with the explosion in telecommunication technologies has necessitated an upgrade in the communications systems used by the armed services. These new systems must also be capable of rapid deployment and, in some cases, must be capable of on-the-move-communications.

It is within this background that the Company pursues its business model.

The Company devotes significant resources toward understanding the United States Government's signal reconnaissance and communication systems goals, capabilities and perceived future needs. The Company obtains information about needs through frequent marketing contact between its employees and technical and contracting officials of the United States Government. The Company believes that it has much more marketing contact with customers and potential customers than is customary among its competitors. In addition, the Company believes its significant investment in research and development (R&D) will enable it to develop signal reconnaissance equipment that meets these needs. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors.

Traditionally, the United States Government has addressed its signal reconnaissance and communication systems needs with custom signal processing solutions which tend to be both expensive and have long delivery times. These factors, combined with budgetary constraints and the changing political and economic landscape since the end of the Cold War, have caused many agencies to search for more flexible and cost-effective solutions that can be deployed promptly. It is this trend which is compelling the United States Government to make maximum use of commercial, off-the-shelf (COTS) technology.

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

Over the last two years through a combination of customer and internally funded development, the Company has sought opportunities to expand its market reach by moving into the commercial sector. This was being accomplished by capitalizing on the Company's accumulated knowledge of advanced digital signal processing and telecommunications technologies in an effort to either license the technology to the commercial sector or perform low-to-medium volume manufacturing on select subsystems.

The following table sets forth commercial telecommunications projects for which the Company is currently in development and identifies the primary customers:

     PRODUCT                        DESCRIPTION                   CUSTOMER(S)
     -------                        -----------                   -----------
QAMalyzer(TM)            Digital test equipment for cable         TCI,
                         service providers                        Southwestern Bell

Cell Phone Modem         Modem chip design for the Ericsson
                         "Freeset 1900(TM)" PCS cellular phone    Ericsson

To date, this strategy has provided limited success. Further, the Company is finding greater opportunities in its core business. As a result, the Company anticipates making a more limited investment of its research and development resources into this area in the future. The Company will continue to pursue its existing commercial initiatives and, where appropriate, will also perform customer funded development in this area.




Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price:

The Company's future earnings and stock price may be subject to volatility, particularly on a quarterly basis, due to the following:

Customer Concentration: Historically, defense and intelligence agencies have accounted for almost all of the Company's revenues. Future reductions in United States government spending on signal reconnaissance and communications equipment or future changes in the kind of signal reconnaissance and communications products or services required by the United States government agencies could limit demand for the Company's products which would have a material adverse effect on the Company's operating results and financial condition.

Revenue Concentration: Due to the award of certain larger contracts, the Company is experiencing a higher concentration of revenues from a single contract. Revenue related to a single contract comprised 23.5% of revenue for both the quarter ending August 1, 1997 and the first nine months of fiscal 1997. This compares to 21.5% attributable to the single contract in fiscal 1996.

Competition: The signal reconnaissance and communications equipment market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company's results of operations and financial condition.

Dependence Upon Personnel: The Company believes its employees are its most valuable resource and, accordingly, focuses much of its attention on attracting and retaining staff members. During the last year, the Company experienced difficulty in attracting new talent due to an increasingly competitive market for qualified personnel. Management believes these effects are attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector. In response, the Company has implemented a more aggressive recruiting program. The Company's ability to execute its business plan is contingent upon attracting and retaining qualified employees. While the Company believes progress has been made over the last year, there can be no assurance that the Company will be successful at attracting and retaining sufficient personnel. Failure to do so could have a material adverse effect on the Company's future operating results and financial condition.

Dependence Upon Government Contracts and Contractual Relationships: A significant portion of the Company's revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company's operating results.

In addition, almost all of the Company's contracts contain termination clauses which permit contract termination upon the Company's default or for the convenience of the other contracting party. In either case, termination could adversely affect the Company's operating results. Although the Company has not experienced any material contract terminations to date, there can be no assurance that such terminations will not occur in the future.

Varying Operating Margins: The Company has experienced some constraint in earnings resulting from lower average profitability on its production jobs. This was due, in part, to the unfavorable adjustments in estimated costs-to-complete on production jobs recorded during the prior fiscal year and, in part, to absorbing unrecoverable indirect costs at a rate higher than was provided for in the contract prices of these contracts. The Company has taken several steps aimed at improving its contract margins. These steps include revising prices of its products and services, reviewing operational processes for efficiency and examining cost structures. Although the Company believes improvements are apparent in the operating results for the recent three quarters, there can be no assurances with regard to future margins.

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



Quarter and Nine Months Ended August 1, 1997 Compared to Quarter and Nine Months Ended August 2, 1996:

Results of Operations:

Revenues and Backlog: Revenues for the third quarter of fiscal 1997 were $22,600,000, representing a 16% increase over the third quarter of fiscal 1996 revenues of $19,504,000. Revenues for the nine months ended August 1, 1997 were $66,671,000, up 28% from $52,272,000 for the first nine months of fiscal 1996. The increase in the third quarter and year-to-date revenues reflects an increase in both development contract sales and in product sales and in part due to an increase in average fees being recorded on production contracts.

New order levels for the third quarter were $27,889,000, up 102% from order levels of $13,609,000 reported for the third quarter of fiscal 1996. Included in the third quarter orders for fiscal 1997 is an award totaling $7,200,000 from the Department of Defense, which represents the largest production contract award in the Company's history. New orders for the first nine months of fiscal 1997 were $60,764,000 compared to $91,781,000 reported for the same period of fiscal 1996. For comparison purposes, the Company recorded the Scalpel Program multi-year competitive award of $51,035,000 - the largest in the Company's history - during the second quarter of fiscal 1996. Due to the multi-year nature of the Scalpel Program award in fiscal 96, management is not concerned regarding the reduction in order level experienced in fiscal 97 versus fiscal 96.

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised contract options) was $76,980,000 at August 1, 1997, an increase of 11% when compared to $69,214,000 at August 2, 1996.

Contract Costs: Contract costs consist of direct costs on contracts, including materials and labor, and manufacturing overhead costs. Contract costs as a percentage of revenue were 61.0% for the third quarter of fiscal 1997 versus 64.7% for the same period of fiscal 1996. Contract costs for the nine months ended August 1, 1997 were 64.0% versus 68.1% for the first nine months of fiscal 1996. Contract costs expressed as a percentage of revenue for the third quarter and first nine months of fiscal 1997 were down primarily due to price decreases realized for component parts as well as economic gains related to larger production runs on certain contracts. Further, contract costs expressed as a percentage of revenues for the same periods of fiscal 1996 were abnormally high due primarily to unfavorable adjustments in estimated costs-to-complete on production jobs that occurred in the first half of that year.

Research and Development (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") Research and development expenses as a percentage of revenues were 10.0% and 11.7% for the third quarter of fiscal years 1997 and 1996, respectively. For the first nine months of fiscal years 1997 and 1996, research and development expenses as a percentage of revenues were 10.7% and 12.1%, respectively. The lower R&D spending for the third quarter and the first nine months of fiscal 1997 compared to the same periods of fiscal 1996 reflect a shift of labor resources toward the Company's increased contract activity, in part due to the inability to increase staff.

The Company-funded investment in R&D for the most recent nine months was 2.2% of revenues versus 4.0% for the same period during fiscal 1996. During fiscal 1997, the Company made a decision to recover more of its R&D spending in its billing rates, and therefore, has less expense taken out of profit contribution.

General and Administrative: General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2
- Inventory.") General and administrative expenses were $3,062,000 or 13.5% of revenues for the third quarter of fiscal 1997 compared to $2,877,000 or 14.8% of revenues for the third quarter of fiscal 1996. General and administrative expenses were $9,415,000 or 14.1% of revenues and $8,245,000 or 15.8% of revenues for the nine months ended August 1, 1997 and August 2, 1996, respectively.

The decrease in general and administrative expenses as a percentage of revenue for the third quarter and for the first nine months of fiscal 1997 as compared to the corresponding periods of fiscal 1996 are due primarily to the higher profit volume recorded during the respective time periods (see "Contract Costs" above).

Interest Income/(Expense): Net interest income for the first nine months of fiscal 1997 was $116,000 compared to $38,000 for the same period of fiscal 1996. The increase in interest income for the first nine months of fiscal 1997 is due primarily to the Company's ability to generate cash from operations due to improved margins. During the first nine months of fiscal 1996, less interest income was realized due to offsetting interest expense incurred from borrowing funds on bank lines of credit.

Provision for Income Taxes: The provision for income taxes as a percentage of net income before income taxes was 38.7% for the third quarter of fiscal 1997, compared to 35.0% for the same period of fiscal 1996. The effective tax rates for the nine months ended August 1, 1997 and August 2, 1996 was 37.5% and 35.0%, respectively. The increase in the quarter and year-to-date effective tax rate is primarily a result of the increase of federal and state tax liabilities as a result of the increase in profitability.






Analysis of Liquidity and Capital Resources:

        Historically, the Company's primary source of liquidity has been the cash flow generated from operations as well as issuance of common stock through its employee stock plans.

        The Company has a bank credit agreement to augment cash flow needs and to provide term financing for capital investments. The Company maintains a $6,000,000 unsecured, revolving line of credit for short-term cash requirements and a $1,000,000 line of credit for use in purchasing capital investments. The unsecured, revolving line of credit bears interest at the bank's reference rate (8.5% as of August 1, 1997). The line of credit for use in purchasing capital investments bears interest at the bank's reference
rate plus one-half percent (9.0% as of August 1, 1997).   Outstanding
amounts on the unsecured, revolving line of credit were zero at August 1, 1997 and October 31, 1996. Outstanding amounts on the line of credit for use in purchasing capital investments were zero at August 1, 1997 and October
31, 1996. Both lines expire March 1, 1998.

Net cash from operating activities: Net cash provided by operating activities varies significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the change in inventories held by the Company. During the first nine months of fiscal 1997, $4,058,000 was provided by operating activities versus $2,504,000 during the comparable period of fiscal 1996. Net income of $4,729,000 was considerably higher for the first nine months of fiscal 1997 as compared to the net income of $1,364,000 reported for the same period of fiscal 1996, and contributed significantly to the increase in year-to-year change in cash from operating activities. This is primarily due to greater contract margins being realized in fiscal 1997 because of lower material acquisition costs. During the first nine months of fiscal 1997, accounts receivable increased by $1,408,000 as compared to a decrease in accounts receivable of $3,552,000 for the first nine months of fiscal 1996. The increase in accounts receivable is due, in part, to greater contract activity and, in part, to certain limitations and terms stipulated in certain engineering and production contracts. Cash used in the investment in inventories, prepaids and other current assets during the first nine months of fiscal 1997 was $4,234,000, compared to $3,958,000 cash used during the comparable period of fiscal 1996. This slight increase in inventories, prepaids and other current assists is primarily due to the impact of facility lease payments on the balance sheet in the prepaid section. During the first nine months of fiscal 1997, $1,955,000 was provided by the increase in accounts payable and accrued expenses as compared to $1,241,000 being used in accounts payable and accrued expenses in fiscal 1996. The change in this line item between the two periods is primarily due to quarter-end timing differences related to the payment of payroll and related expenses.

Net cash from investing activities: Cash used in investing activities during the first nine months of fiscal 1997 was $4,134,000 compared to $4,575,000 used in investing activities during the same period of fiscal 1996. Cash used in investing activities during the first nine months of fiscal 1997 is primarily attributed to additions to property and equipment in both periods. Capital investment continues to be driven by an increase in the number of contracts awarded and due to the level of development-type contracts that typically to require higher-priced test and computing equipment. During the first nine months of fiscal 1997, a U.S. Treasury security matured and contributed $400,000 to the Company's cash flow.

Net cash from financing activities: Cash provided by financing activities during the first nine months of fiscal 1997 was $1,518,000 versus $1,702,000 provided during the same period of fiscal 1996. The reduction in cash provided by financing activities during the first nine months of fiscal 1997 is, attributable to the decrease in borrowings under the bank line of credit and, offset by an increase in stock purchased by employees via the Employee Stock Purchase Plan and Employee Stock Option programs.

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




Item 6.        Exhibits and Reports on Form 8-K

               Exhibits -- See Index to Exhibits

               Reports on Form 8-K -- The Company did not file any reports on Form 8-K during the nine months ended August 1, 1997.


















































                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


Applied Signal Technology, Inc.



/s/ Brian M. Offi/                                  September 11, 1997
------------------------------                     ---------------------------
Brian M. Offi
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)









































                            APPLIED SIGNAL TECHNOLOGY

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER     DESCRIPTION OF DOCUMENT
 ------     -----------------------
11.1        Computation of Net Income Per Share
27.1        Financial Data Schedule