Form 10-K
period 1997-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 1998-01-28
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________________to
____________________.

Commission file number 0-21236

                         APPLIED SIGNAL TECHNOLOGY, INC.
                         ------------------------------
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

Indicate by a check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant:

     Common Stock, without par value -- $144,069,063 as of January 5, 1998.

Number of shares of registrant's common stock outstanding:

     Common Stock, without par value --8,525,341 shares as of January 5, 1998.

Rider 1.1
The registrant's Proxy Statement dated January 26, 1998 for the Annual Meeting of Shareholders to be held on March 12, 1998 is incorporated herein by reference in Part III to the extent stated herein.

This Annual Report on Form 10-K consists of 67 pages, including exhibits.  the exhibit index is on page 49.

                                      INDEX
                         APPLIED SIGNAL TECHNOLOGY, INC.

PART I.

         Item 1.      Business

         Item 2.      Properties

         Item 3.      Legal Proceedings

         Item 4.      Submission of Matters to a Vote of Security Holders

         Executive Officers of Registrant

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

         Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management

         Item 13.     Certain Relationships and Related Transactions

PART IV.

         Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K

         Signatures

                                     PART I

ITEM 1: BUSINESS

       Forward-looking statements in this Report are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. In this report, the words "anticipates," "believes,"
"expects," "future," "intends," and similar expressions identify forward-looking statements. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained under the caption, "Business Considerations and Certain Factors that May
Affect Future Results of Operations and/or Stock Price" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission. Actual events and results may differ materially from the Company's current expectations and beliefs.


GENERAL

       Applied Signal Technology, Inc. (Applied Signal Technology or the Company) designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications predominantly by the United States Government and allied foreign governments. Signal reconnaissance systems are composed of collection equipment and processing equipment. Collection equipment consists of sophisticated receivers that scan the radio frequency (RF) spectrum (cellular telephone, microwave, ship-to-shore, and military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Signal processing equipment, using sophisticated software and hardware, evaluates the characteristics of the collected signals and selects signals that are likely to contain relevant information. Since inception, the Company has focused its efforts primarily on processing equipment, but also provides specialized collection equipment, as well as complete signal reconnaissance systems.

       The Company's business strategy is to capitalize on the forces of change within the U.S. Government and in the world today. As set forth in Secretary of Defense William Cohen's message preceding the Quadrennial Defense Review (10/97), the United States Government must seek out opportunities to outsource and privatize non-core activities which have been restrained by regulations and practices built up during the Cold War. The Secretary goes on to say the United States Government needs to deregulate much of the defense industry to reap the cost and creativity benefits of full and open private competition. Further, as stated in the Quadrennial Defense Review, "We must have a globally vigilant intelligence system to provide early strategic warning of crisis and detect threats in an environment complicated by more actors and more sophisticated technology." It is the Company's intent to capitalize on these forces of change and create opportunities for continued growth for Applied Signal Technology.

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

       Budgetary constraints and critical time-to-deployment requirements have caused many United States Government agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly. The Company's signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. The Company believes its products can be readily deployed in a wide variety of circumstances to meet current United States Government signal reconnaissance requirements. The
Company designs its products to use advanced circuitry and highly integrated components, including Company-designed application-specific integrated circuits (ASICs). This enables the Company to offer products that are smaller, consume less power, and cost customers less when multiple units are built than equipment of similar functionality that use fewer advanced designs and materials.


DESCRIPTION OF THE BUSINESS

       Applied Signal Technology designs, develops, and manufactures equipment to collect and process telecommunication signals for signal reconnaissance applications. The signal reconnaissance equipment is purchased by both the military as well as the intelligence organizations of the United States Government and is used for foreign signal reconnaissance.

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

       As part of its efforts to obtain information, the United States Government gathers and analyzes telecommunication signals emanating from foreign countries. In recent years, the use of established telecommunication technologies has increased throughout the world and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the radio frequency spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and the global information network (World Wide Web) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal reconnaissance equipment capable of collecting and processing an increased volume of signals as well as new types of signals.

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


STRATEGY

       Applied Signal Technology's objective is to anticipate the signal reconnaissance needs of the United States Government and to invest in research and development in an effort to provide solutions before the Company's competitors. In some cases, this involves the development of equipment to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. The Company's strategy to accomplish its objective includes the following elements:

         - Anticipate Government Needs. The Company devotes significant resources in order to understand the United States government's signal reconnaissance goals, capabilities, and perceived future needs. The Company monitors technological and commercial advances in telecommunications to identify advances it believes may have an impact on the United States Government's signal reconnaissance programs. The Company obtains information about the United States Government's signal reconnaissance needs through frequent contact with employees and technical and contracting officials of the United States Government. In contrast, the Company believes that its competitors often wait until the United States Government requests competitive proposals for equipment to satisfy specific requirements and then respond to these requests.

                  Sole source contracts are granted by the United States Government when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. Since the Company's inception, almost all of its revenues have been from sole source contracts. The Company believes that the large number of sole source contracts it obtains demonstrates that it often anticipates the signal reconnaissance needs of the United States Government correctly. There can be no assurance, however, that the Company will anticipate correctly the signal reconnaissance needs of the United States Government in the future.

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

         - Develop Flexible Products. The Company develops signal reconnaissance products that can be used, with or without further modification, to satisfy the needs of a variety of customers. The Company uses its prior product development efforts to offer customers cost-effective solutions and to offer these solutions promptly. The Company believes that custom equipment developed by many of the Company's competitors generally cannot be as readily deployed in as wide a variety of circumstances as the Company's products.

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

         - Increase Penetration and Broaden Customer Base. The Company believes that its current customers offer significant additional opportunities for sales growth both in terms of additional units of developed products and the development of new products and, accordingly, directs much of its marketing efforts toward these customers. The Company attempts to broaden its customer base through marketing efforts directed at United States Government agencies that are not now customers as well as at offices within its customer agencies that have not contracted with the Company previously.


PRODUCTS


       The Company's products consist of signal collection and processing equipment that use software and hardware developed over many years by the Company in the course of performing development contracts to provide signal reconnaissance equipment to the United States
Government. This software and hardware enable the Company's processing equipment to evaluate large numbers of radio frequency signals and to select the relatively small proportion which contain information likely to be useful in the signal reconnaissance programs of the United States Government.

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

         - Processing Systems. Although the Company has emphasized subsystem or "product" development since its inception, it has also developed and delivered signal processing systems in situations where the capabilities of its products have enabled it to obtain a system development contract on a sole source basis from the United States Government. The Company's two largest system installations, for which the Company developed custom systems software, integrated a number of the Company's standard VGC processors and were developed to exacting United States Government software and documentation standards.
                  Prices may range from $100,000 to millions of dollars.

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


CUSTOMERS, CONTRACTS, AND MARKETING

       CUSTOMERS

       To date, purchases by the United States Government have accounted for almost all of the Company's revenues. Most of the Company's revenues have come from contracts directly with the United States Government.
The Company also has subcontracts under which it supplies products or services to prime contractors that have contracts with the United
States Government. Subcontract revenues accounted for approximately
29%, 27%, and 6% of the Company's total revenues for its fiscal years
1997, 1996, and 1995, respectively. In addition, the Company occasionally sells small quantities of equipment to foreign governments. Foreign revenues have accounted for approximately 2%, 2%, and 5% of the Company's total revenues for fiscal years 1997, 1996, and 1995, respectively.

       The Company's United States Government customers consist of approximately six military and intelligence agencies with signal reconnaissance needs. Within these six major customers, the Company has contracts with approximately 20 different offices, each with separate budgets and contracting authority. Concentration of revenue sources is significant for the United States Government. The largest contract accounted for 22% of the Company's revenues in fiscal year 1997, 15% in fiscal year 1996, and 3% in fiscal year 1995.

       Two intelligence agencies accounted for approximately 57% and 28%, respectively, of revenues in fiscal year 1997; approximately 53% and 27%, respectively, of revenues in fiscal year 1996; and approximately
64% and 17%, respectively, of revenues in fiscal year 1995. The higher concentration of revenues generated by a single contract experienced in recent years is attributable to a significant ramp-up in the level of effort applied to the Company's largest development contract. Management does not anticipate a material impact in its future operating results as the program moves into the ramp-down phase of its program's life cycle.

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

       Competitive bid contracts are awarded after a formal bid and proposal competition among suppliers, and sole source contracts are awarded without a formal competition. During fiscal years 1997, 1996, and 1995, approximately 69%, 75%, and 95%, respectively, of the Company's revenues were from sole source contracts, and approximately 31%, 25%, and 5%, respectively, were from competitively bid contracts.

       During fiscal years 1997 and 1996, the Company experienced an increase in the percentage of contracts awarded on a competitive basis. This increase is primarily due to an increase in the number of subcontracts awarded to the Company; subcontracts are generally awarded on a competitive basis. Management does not believe the shift in percentage towards increasing subcontracts via competitive bidding will have a material impact on the operating results of the Company.

       As a Government contractor, the Company is subject to price redetermination on certain fixed-price contracts if it is determined that the Company did not price its products and services consistent with the requirements of the Federal Acquisition Regulations. As of October 31, 1997, the Company has not had a material claim sustained against it for noncompliance.

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

       Competitive bid or sole source contracts can be either fixed-price contracts, pursuant to which the Company agrees to deliver equipment for a fixed price and assumes the risk of cost overruns, or cost-plus contracts, pursuant to which the Company is reimbursed for its direct and indirect costs and paid a negotiated profit. During fiscal year
1997, approximately 50% of the Company's revenues were from fixed-price contracts and 50% were from cost-plus contracts. During fiscal year 1996, approximately 52% of the Company's revenues were from fixed-price contracts and approximately 48% were from cost-plus contracts. During fiscal year 1995, approximately 66% of the Company's revenues were from fixed-price contracts and approximately 34% were from cost-plus contracts.

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


       MARKETING

       The Company's primary marketing efforts consist of personal contact between government technical representatives and technical personnel of the Company. The Company involves all technically qualified staff members in its marketing program. The Company believes it is extremely important to have technically knowledgeable staff make marketing contacts since an initial system concept is often developed during the first such contact. The Company believes that it has much more marketing contact with customers and potential customers than is customary among its competitors generally, and that this contact enables the Company to anticipate the United States Government's signal reconnaissance needs, thereby giving the Company a potential advantage over its competitors.

       The Company's marketing occurs at three levels. The top level of marketing involves contact between the Company's senior management and officials of the United States Government responsible for signal reconnaissance policy. The purpose of these contacts is to understand national level requirements in future years (five to ten years out), obtain guidance for direction of the Company's R&D, and keep the United States Government community informed about the Company, its technology, and its products.

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

       In addition to its primary technical marketing, the Company also conducts marketing activities designed to increase its visibility with existing and potential customers. Each year the Company conducts two equipment shows in the Washington, D.C. area demonstrating the operation of many of its products. The Company uses direct mail and magazine advertising from time to time to inform potential customers of available products. The Company also produces a product summary catalog that is updated every six months and a quarterly newsletter for direct mailing. The Company's mailing list includes contacts at private sector companies that may purchase the Company's products for their own use or for inclusion in systems they are developing for United States Government customers, as well as contacts at United States Government agencies that buy products but do not contract for development efforts.


BACKLOG

       The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $83.0 million, $82.9 million, and $29.6 million at October 31, 1997, 1996, and 1995, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. The Company includes a contract in backlog when the contract issigne by both the Company and the customer. The Company believes that the backlog figures are firm, subject only to the cancellation and modification provisions contained in its Government contracts.

RESEARCH AND DEVELOPMENT

       Research and Development
The Company conducts R&D pursuant to United States Government R&D contracts and as part of its own R&D program. United States Government R&D contracts generated approximately $48.0 million of revenues in fiscal year 1997, approximately $37.0 million in fiscal year 1996, and approximately $23.0 million in fiscal year 1995. The Company's own R&D program to date is funded both by the United States Government, through reimbursement of certain of the Company's R&D expenditures, and, at times, by the Company's own investment, which is not reimbursed. The Company's R&D expenditures as a percentage of revenues in fiscal years 1997, 1996, and 1995 were 10.7%, 12.1%, and 14.6%, respectively. Research and development conducted by the Company and sponsored by the United States Government (excluding United States Government R&D contracts) was $8.1 million, $6.7 million, and $6.8 million in fiscal years 1997, 1996, and 1995, respectively, while research and development conducted and sponsored by the Company was $2.0 million, $2.7 million, and $3.1 million in those same periods, respectively. The Company believes that its investment in R&D provides it with a significant competitive advantage.

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

       Another important aspect of the Company's R&D is the development of components or products utilizing advanced technology. This enables the Company to develop products superior to competing products in size, power consumption, delivery time, and cost. The Company has developed an in-house capability to design very large scale integration (VLSI) circuits. Using its VLSI capabilities, the Company has designed proprietary application specific integrated circuits that enhance the processing power of many of its signal processing products.
Company Divisions

       COMPANY DIVISIONS

       The Company is organized into three technical divisions and a finance division. Two of the three technical divisions-Communication Systems and Strategic Systems-are engineering divisions which perform all of the Company's development. The engineering divisions are primarily responsible for conducting R&D and the initial development of products, while the Operations Division is primarily responsible for manufacturing multiple units of products. All divisions work together to ensure that production-related issues, such as manufacturability, reliability, and maintainability, are addressed from initial product definition through final product shipment. The Company's technical staff includes personnel with system development expertise, which the Company applies not only to system development but also to its product development in order to ensure the compatibility of its products with a variety of system requirements. As of January 5, 1998, there were 299 employees in the engineering divisions and 177 employees in the operations division. (See "Employees.")

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

       The Company has offices which also support the Company's marketing activities in Herndon, Virginia and Annapolis Junction, Maryland. As of January 5, 1998, there were 20 employees in the Virginia office and 15 employees in the Maryland office. Most of the personnel staffing these offices are technical personnel and, in addition to marketing activities, are involved in research and development and customer support (for example, installation, training, and troubleshooting).

       Operations. The Operations Division is responsible for completing final product development and manufacturing multiple units of products. By combining engineering and production expertise within the Operations Division, the Company believes it is able to maximize manufacturing efficiency and, therefore, reduce overall production costs. Operations manufactures products using batch production methods. The division achieves labor efficiency by extensive cross-training of its personnel, which permits these personnel to participate in the production of all of the Company's products. The division is also responsible for managing the Company's purchases of goods and services, including third party manufacturing and assembly services. (See "Suppliers.")

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

COMPETITION

       The signal reconnaissance equipment market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. The Company's current competitors include Adams-
Russell, Inc. (a subsidiary of M/A-Com, Inc.); Boeing-North America; E-Systems, Inc. (a subsidiary of Raytheon Corporation); GTE Government Systems Corporation; Harris Corporation; Lockheed Martin Corporation; Motorola Government Electronics Group (a subsidiary of Motorola,
Inc.); and TRW, Inc. Substantial competition could have a material adverse effect on the Company's results of operations.

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

       The Company is not aware that the United States Government has exercised these rights.
The Company has filed limited patent applications for its technology. As of October 31, 1997, one patent has been granted to the Company for "Efficient QAM Equalizer Demodulator with Non-Integer Sampling," and one patent is pending for the "Non-invasive Digital Communication Test System." The Company believes that given the rapidly changing nature of signal collection and processing technology, its future success will depend primarily upon the technical competence and creative skills of its personnel. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers, employees, and consultants and other security measures. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate.

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

GOVERNMENT REGULATIONS

       Many of the Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety and protection of the environment. While compliance with applicable regulations has not adversely affected the Company's operations in the past, there can be no assurance that the Company will continue to be in compliance in the future or that these regulations will not change.
       In particular, the Company must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement or contracting obligations or security obligations could result in penalties or suspension of the Company from government contracting, which would have a material adverse effect on the Company's results of operations. (See Item 1 - Business
- "Customers, Contracts, and Marketing," and Item 3 -Legal
Proceedings.)


EMPLOYEES

       As of January 5, 1998, the Company had approximately 592 full-time employees, 144 of whom hold advanced technical degrees (master and/or doctoral degrees), including 8 with doctoral degrees.

       The Company's business requires that a large number of its technical employees obtain security clearances from the United States
Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in marketing require the appropriate clearances to meet with government technical representatives and discuss the government's signal reconnaissance needs. The Company has a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 58% of the Company's staff have security clearances. The success of the Company is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom, could adversely affect the Company's business. Such personnel are in great demand and limited supply.

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


SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

       The Company's future earnings and stock price may be subject to volatility, particularly on a quarterly basis, due to the following:

       Customer Concentration: Historically, defense and intelligence agencies of the United States Government have accounted for almost all of the Company's revenues. Future reductions in United States Government spending on signal reconnaissance and communications equipment or future changes in the kind of signal reconnaissance and communications products or services required by the United States Government agencies could limit demand for the Company's products which would have a material adverse effect on the Company's operating results and financial condition. In addition, as a supplier of these agencies, the Company must comply with numerous regulations, including regulation governing security and contracting practices. Failure to comply with these regulations could disqualify the Company as a supplier of these agencies, which would have a material adverse effect on the Company's results of operation.

       Revenue Concentration: Due to the award of certain larger contracts, the Company has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 22% of revenue for fiscal 1997. This compares to 15% attributable to the same contract in fiscal 1996. This contract may be terminated at the convenience of the United States Government.
If this contract or other larger contracts of the Company were terminated, this could have a material adverse effect on the Company's results of operations.

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

       Dependence Upon Personnel: The Company's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. During the last two years, the Company experienced difficulty in attracting new talent due to an increasingly competitive market for qualified personnel. Management believes this effect is, in part, attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector and, in part, due to the difficulty in recruiting new staff capable of obtaining the necessary security clearance. (See Item 1:
Business-Employees.) While the Company believes progress in attracting and retaining sufficient personnel has been made over the last year, there can be no assurance that the Company will continue to be successful at attracting and retaining sufficient personnel. Failure to do so could have a material adverse effect on the Company's future operating results and financial condition.

       Risk of Fixed Price and Contract Terminations: A significant portion of the Company's revenues are derived from fixed-price contracts.
Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company's operating results.

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

       Potential Fluctuations in Quarterly Results and Market Volatility: The Company has experienced significant fluctuations in operating results from quarter to quarter and expects that it will continue to experience such fluctuations in the future. These fluctuations are caused by, among other factors, conditions inherent in government contracting and the Company's business, such as the timing of cost and expense recognition for contracts and the United States Government contracting and budget cycles. Fluctuations in quarterly results, shortfalls in revenues or earnings from levels forecast by securities analysts, changes in estimates by analysts, competition, or announcements of extraordinary events such as acquisitions or litigation may cause the price of the Company's common stock to fluctuate substantially. In addition, there can be no assurance that an active trading market will be sustained for the Company's common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have been unrelated or disproportionately related to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of the Company's common stock.

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


ITEM 2:  PROPERTIES

       The Company currently leases six buildings (51,851, 52,464, 34,862, 76,379, 58,000, and 58,000 square feet, respectively) in Sunnyvale, California pursuant to a lease which expires in March 2012. These buildings are used as the Company's headquarters and include development, engineering, production, marketing, and administrative offices. Under the terms of the lease, the Company has options to construct three additional buildings over a five-year period commencing February 1998.

       The Company leases a 15,250 square foot building in Herndon, Virginia pursuant to a lease which expires in February 1999. This building houses a small development facility and marketing and administrative offices.

       The Company leases 20,520 square feet of a 90,000 square foot building in Annapolis Junction, Maryland pursuant to a lease which expires in April 2004. This building also houses a small development facility and marketing and administrative offices. Commencing December 1998, the Company is obligated to lease an additional 8,429 square feet in the existing building.

       In addition, the Company also leases two warehouses (19,835 and 5,900 square feet) in Sunnyvale, California for use as storage facilities.
Both leases, which the Company intends to renew, expire in 1998.

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


ITEM 3:  LEGAL PROCEEDINGS

       In April 1994, the Company was served with a subpoena by the Department of Defense Office of Inspector General (OIG) in connection with approximately six contracts, several of which had been audited by the Defense Contract Audit Agency (DCAA) the previous year. As is routine in such matters involving government contracts, the OIG referred the matter to another government agency which also had contracts with the Company. Shortly thereafter, this second agency issued a request for information related to nine additional contracts. To date, the Company has not received any allegations of wrong-doing from the OIG or the other agency. At the request of its Board of Directors, the Company initiated its own review of the contracts in conjunction with its legal counsel.

       Further review of the contracts in question and related contracts through April 1995 indicated the Company was not compliant with Public Law 87-653, Truth in Negotiations Act, which requires disclosure of all actual costs available on the date of cost certification on certain contracts performed during the 1989 and 1990 timeframe. These findings have resulted in a voluntary disclosure to the government which is expected to result in a downward price adjustment on certain contracts. In June 1995, the Company announced it was taking a charge against the third quarter operating results in anticipation of a settlement with the government on the subject contracts. The charge resulted in a reduction of the fiscal 1995 third quarter's operating income by $1.2 million.

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

       While management believes the fiscal year 1995 third quarter charge is adequate to cover all potential liabilities associated with this investigation by the United States Government, the government has not concluded its investigation or agreed to a settlement with the Company. There can be no assurances the Company will not be required to take additional charges in connection with this matter in future periods. However, management believes that any such charges would not have a material effect on the operating results and financial condition of the Company.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below is certain information with respect to age and background for each of the remaining officers of the Company:


           NAME                  AGE                       POSITION
           ----                  ---                       -------
Gary L. Yancey                    52       President and Chairman of the Board

Brian M. Offi                     44       Vice President-- Finance and Chief Financial Officer

Mary Rogge                        51       Secretary

Bani M. Scribner, Jr.             53       Vice President-- Strategic Systems Division

Ken Snow                          56       Vice President-- Operations Division

Kenway Wong                       48       Vice President-- Communication System Division


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

       Kenway Wong joined the Company in 1988 as a senior engineer. He was promoted to Department Manager in 1989, and Engineering Director in 1994. In November 1997, he was elected Vice President of the
Communication Systems Division.



                                     PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Selected Common Stock Data:

Applied Signal Technology, Inc. Common Stock was first offered to the public on March 26, 1993. Since the initial public offering, the stock has been traded on The Nasdaq National Market under the symbol "APSG". As of
January 5, 2998, the Company had approximately 460 shareholders of record. The following table sets forth the range of high, low and closing sale prices for the Company's Common Stock over the last eight (8) quarters
ending October 31, 1997.   The "last" price per share in the table represents
the closing price on the last trading day of the quarter. The quotations represent inter-dealer quotations, without retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company's line of credit agreement prohibits the Company from making dividend payments without the lender's approval.


                                                                   Share
                                                                   Volume
                                        High     Low      Last   (in 000'S)
                                      -------- -------- -------- ----------
Fiscal year ended October 31, 1996
     First quarter                      $5.00    $3.50    $4.00    1,083.7
     Second quarter                     $7.38    $4.00    $4.38    3,313.3
     Third quarter                      $6.13    $3.75    $4.38    2,077.1
     Fourth quarter                     $5.88    $4.38    $4.75      971.4
Fiscal year ended October 31, 1997
     First quarter                      $5.63    $4.13    $4.38    1,431.0
     Second quarter                     $5.13    $4.00    $4.38      833.9
     Third quarter                     $10.13    $4.25    $8.00    8,682.0
     Fourth quarter                    $13.88    $7.50   $12.07    9,853.4

The Company has not paid any dividends on its stock since its inception and anticipates that for the foreseeable future, it will retain its earnings for use in operations.


Nasdaq Market Makers:

As of December 31, 1998, the following firms were registered market makers of the Company's Common Stock on the Nasdaq National Market:
Cowen & Co., Fahnestock & Co., Inc., Mayer & Schweitzer Inc., Sherwood Securities Corp., Troster Singer Corp., Tucker Anthony Incorporated, G.V.R. Company, Herzog, Heine, Geduld, Inc., Barber & Bromin, Inc., Knight Securities L.P.


Item 6.     SELECTED FINANCIAL DATA


All data is in thousands except per common share data.

Summary of Operations Fiscal Year Ended:
                                                                  October 31,
                                              1997       1996       1995       1994
                                            ---------  ---------  ---------  ---------
Revenues from contracts
Operating expenses:                          $96,259    $77,410    $67,664    $64,341
      Contract costs
      Research and development                60,404     53,333     45,418     40,830
      General and administrative              10,137      9,380      9,873      8,551
                                              13,642     11,954     11,221     10,219
Total operating expenses                    ---------  ---------  ---------  ---------
                                              84,183     74,667     66,512     59,600
Operating income                            ---------  ---------  ---------  ---------
Interest income                               12,076      2,743      1,152      4,741
Interest expense                                 239        132        320        522
                                                 (49)       (83)      (133)      (113)
Income before provision for income taxes    ---------  ---------  ---------  ---------
Provision for income taxes                    12,266      2,792      1,339      5,150
                                               4,600        977        435      2,010
Net income                                  ---------  ---------  ---------  ---------
                                              $7,666     $1,815       $904     $3,140
Net income per common share                 =========  =========  =========  =========
Weighted average shares outstanding            $0.91      $0.23      $0.12      $0.40
                                               8,435      7,919      7,635      7,769
Financial Position at End of Fiscal Year:
                                              1997       1996       1995       1994
                                            ---------  ---------  ---------  ---------
Working capital                              $34,936    $26,477    $24,269    $21,888
Total assets                                  64,161     52,103     49,030     47,316
Retained earnings                             27,569     19,866     18,052     17,153
Shareholders' equity                          49,766     39,965     36,947     35,809
Book value per common share                    $5.96      $5.08      $4.90      $4.84




ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Overview

       Applied Signal Technology designs, develops, manufactures, and markets signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of telecommunication signals by the United States Government and allied foreign governments. Signal reconnaissance systems are composed of collection equipment and processing equipment. Collection equipment consists of sophisticated receivers that scan the radio frequency spectrum (cellular telephone, microwave, ship-to-shore, and military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Signal processing equipment, using sophisticated software and hardware, evaluates the characteristics of collected signals and selects signals that are likely to contain relevant information.

       The Company has focused its efforts, since inception, primarily on processing equipment, but the Company also provides specialized collection equipment, as well as complete signal reconnaissance systems. The Company's business involves risks and uncertainties, including, without litigation, those contained in this report in "Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Prices."

       The Company's revenues are primarily generated from sales of its products and services to two agencies of the United States Government. The two agencies accounted for 57% and 28%, respectively, of revenues for fiscal 1997. For fiscal 1996, the two agencies accounted for 53% and 27%, respectively, of revenues and for fiscal 1995, the percentages of revenues derived from these two agencies were 64% and 17%, respectively.

       The Company's revenues are derived from either fixed price contracts, which provide that the Company perform a contract for a fixed price and assume the risk of any cost overruns or cost plus reimbursement contracts, which provide that the Company receive the direct and indirect costs of performance plus a negotiated profit. In fiscal
1997, approximately 50% of the Company's revenues were derived from fixed price contracts, and approximately 50% of the Company's revenues were derived from cost plus reimbursement contracts. In fiscal 1996, approximately 52% of the Company's revenues were derived from fixed price contracts, and approximately 48% of the Company's revenues were derived from cost plus reimbursement contracts. In fiscal 1995, approximately 66% of the Company's revenues were derived from fixed price contracts, and approximately 34% of the Company's revenues were derived from cost plus reimbursement contracts.

       Under fixed price contracts, unexpected increases in the cost-to-develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies or other factors, are borne by the Company, and could have a material adverse effect on the Company's results of operations.

       In accounting for cost plus reimbursement type contracts, all costs are charged to operations as incurred (including allowable administrative expenses), and revenues are recognized based on costs incurred plus estimated fee rates at the date of evaluation. In accounting for fixed price type contracts, revenue is recognized using the percent completion method which is substantially the same as that used for cost type contracts described above.
All costs are charged to operations (including allowable administrative expenses) as incurred, and revenues are recognized based on estimated costs and profits at completion on a contract by contract basis. Losses on any individual contracts are provided for at the time they become known. (See Note 1 to Financial Statements.)



Operating Results-Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts and, at the end of each period indicated, the Company's backlog:

                                                    Year Ended October 31,
                                          --------------------------------------
                                              1997         1996         1995
                                          ------------ ------------ ------------
Revenues from contracts                         100.0%       100.0%       100.0%

Operating expenses:
      Contract costs                             62.8%        68.9%        67.1%
      Research and development                   10.5%        12.1%        14.6%
      General and administrative                 14.2%        15.5%        16.6%
                                          ------------ ------------ ------------
Total operating expenses                         87.5%        96.5%        98.3%
                                          ------------ ------------ ------------
Operating income                                 12.5%         3.5%         1.7%

Interest income                                   0.2%         0.2%         0.5%
Interest expense                                  0.0%        -0.1%        -0.2%
                                          ------------ ------------ ------------
Income before provision for income taxes         12.7%         3.6%         2.0%

Provision for income taxes                        4.7%         1.3%         0.5%
                                          ------------ ------------ ------------
Net income                                        8.0%         2.3%         1.4%
                                          ============ ============ ============
Backlog (thousands of dollars)                $83,268      $82,886      $29,644


Revenues

       Revenues from contracts increased by 24% from $77.4 million in fiscal 1996 to $96.3 million in fiscal 1997. Revenues increased by 14% from $67.7 million in fiscal 1995 to $77.4 million in fiscal 1996. Revenue increases over these periods reflect the continued demand for the Company's products and services, the introduction of new products and services, as well as an increase in average fee recorded for production contracts.

The following table identifies the source of the Company's revenues for fiscal years 1995, 1996 and 1997 by major market.

                                           FY97     FY96     FY95
                                           -----    -----    -----
                Intelligence Agencies       92%       89%      88%
                Military                     6%        6%       4%
                Foreign                      2%        2%       5%
                Commercial                   --        3%       3%


Backlog

       The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options), was $83,268,000 at the end of fiscal 1997. This represents a nominal increase over the prior year's ending backlog of $82,886,000.
Fiscal 1996 backlog increased 179.6% from $29,644,000 to $82,886,000.
Management believes this increase in backlog was attributable to the Company's continued emphasis on marketing and research and development activities and the use of inventory to generate off-the-shelf sales.


Contract Costs

       Contract costs consist of direct costs on contracts, including labor, materials, and manufacturing overhead costs. Contract costs as a percentage of revenues decreased to 62.8% in fiscal 1997 from 68.9% in fiscal 1996. As a percentage of revenues, contract costs for fiscal
1996 were higher than contract costs of 67.1% of revenues for fiscal
1995. The decrease in contract costs as a percentage of revenue for fiscal 1997 compared to fiscal 1996 is due, in part, to lower material acquisition costs and, in part, to economies achieved in the manufacturing division from higher production quantities. The increase in contract costs as a percentage of revenues in fiscal 1996 as compared to fiscal 1995 is attributable, in part, to an increase in the percent of development jobs (which typically require more labor-per-revenue dollar) versus production jobs and, in part, due to an increase in manufacturing overhead costs. The manufacturing overhead increase is attributable to increased facilities costs resulting from the addition of a newly constructed 30,000 square foot building completed during fiscal 1996, an increase in fringe benefit costs specifically related to health insurance, and an increase in recruiting costs.


Research and Development

       Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. Research and development expenses as a percentage of revenues were 10.5%, 12.1%, and 14.6% for fiscal years 1997, 1996, and 1995, respectively. Although R&D spending grew by $10.1 million in fiscal 1997 from $9.4 million in 1996, the decrease in research and development expenses as a percentage of revenues in fiscal 1997 when compared to fiscal 1996 is, in part, attributable to actions taken by management to divert personnel from R&D to other activities since the Company was experiencing some constraint on labor resources during the fiscal year. The decrease in research and development spending in fiscal 1996 as compared to fiscal 1995 is attributable to management's actions to curb R&D spending since the Company was experiencing some constraint on earnings during fiscal 1996. The Company-funded investment in R&D for fiscal 1997 was 2.1% of revenues versus 3.5% during fiscal 1996 and 4.5% during fiscal 1995. The Company intends to continue to make substantial investments in research and development in an effort to meet the needs of customers before its competitors.


General and Administrative Expenses

       General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities, and other administrative costs. General and administrative expenses were $13.6 million or 14.2% of revenues in fiscal 1997 compared to $12.0 million or 15.4% of revenues in fiscal 1996 and $11.2 million or 16.6% of revenues in fiscal 1995. The successive decreases in general and administrative expenses as a percentage of revenues in fiscal years
1997 and 1996 are primarily attributable to the Company's higher revenues during each of the fiscal years following fiscal 1995.


Interest Income/Expense (Net)

       Net interest income/expense for fiscal 1997 increased $141,000 from $49,000 net interest income in fiscal 1996 to $190,000 in fiscal 1997.
Net interest income in fiscal 1996 decreased $139,000 to $49,000 from $188,000 net interest income in fiscal 1995. The increase in interest income during fiscal 1997 is primarily the result of higher invested cash balances generated from higher profit margins. The decrease in interest income during fiscal 1996 was primarily the result of a smaller Company portfolio of government treasuries offset by interest expense on the Company's higher average outstanding line of credit balance during fiscal 1996. For fiscal 1995, a portion of working capital was derived from the partial sale of the Company's portfolio of U.S. Government treasuries and an increase in the average bank line of credit outstanding; as a result, interest income decreased and interest expense increased.


Provision for Income Taxes

       Income taxes as a percentage of income before provision for income taxes have been provided for at a combined federal and state income tax rate of 37.5% for fiscal 1997 versus 35% for fiscal 1996 and 32.5% for fiscal 1995. The 1997 effective tax rate is lower than the combined federal and state statutory income tax rates primarily due to the benefit derived from state income tax credits. The increases in the effective tax rate from fiscal 1996 to fiscal 1997 and from fiscal 1995 to fiscal 1996 are primarily a result of the increases in state tax liabilities as a result of the lower impact of state tax credits on increased profitability.


Quarterly Results

The following table sets forth certain unaudited quarterly financial data for the eight quarters ending October 31, 1997. In the opinion of the Company's management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.


                                                 FISCAL YEAR 1997                               FISCAL YEAR 1996
                               ----------------------------------------------  ------------------------------------------
                                   Q1          Q2          Q3          Q4         Q1         Q2         Q3         Q4
                               ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Revenues from contracts          $20,084     $23,987     $22,600     $29,588    $15,798    $16,970    $19,504    $25,138
   Operating expenses
     Contract costs               13,136      15,742      13,793      17,733     10,815     12,180     12,624     17,714
     Research and development      2,470       2,394       2,269       3,004      1,912      2,155      2,281      3,032
     General and administrative    3,182       3,171       3,062       4,227      2,840      2,528      2,877      3,709
                               ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Total operating expenses          18,788      21,307      19,124      24,964     15,567     16,863     17,782     24,455
                               ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Operating income                   1,296       2,680       3,476       4,624        231        107      1,722        683
Interest income/(expense) net         60          37          18          75         19         (4)        23         11
                               ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Income  before provision for
     income taxes                  1,356       2,717       3,494       4,699        250        103      1,745        694

Provision for income taxes           495         992       1,351       1,762        100         24        610        243
                               ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Net income                          $861      $1,725      $2,143      $2,937       $150        $79     $1,135       $451
                               ==========  ==========  ==========  ==========  =========  =========  =========  =========

Net income per common share        $0.11       $0.21       $0.25       $0.34      $0.02      $0.01      $0.14      $0.06
Weighted average shares outstan    8,114       8,156       8,517       8,749      7,782      7,905      8,062      8,035
Net income per common
     share for the year                                                $0.91                                       $0.23

The Company has at times experienced fluctuations in its quarterly results due to both seasonal and nonseasonal factors inherent in its business. These have included costs associated with uneven flows of incoming material, the level of research and development spending during any given quarter, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the United States Government and the timing of contract awards. Management expects these fluctuations to continue into the future.


Analysis of Liquidity and Capital Resources:

       The Company's primary source of liquidity has been the cash flow generated from operations, as well as the issuance of common stock through its employee stock plans.

       The Company has a bank credit agreement to augment cash flow needs and to provide term financing for capital investments. The Company maintains a $6,000,000 unsecured, revolving line of credit for short-term cash requirements and a $1,000,000 line of credit for use in purchasing capital investments. The unsecured, revolving line of credit bears interest at the bank's reference rate (8.5% as of October
31, 1997). The line of credit for use in purchasing capital investments bears interest at the bank's reference rate plus one-half percent (9.0% as of October 31, 1997). Outstanding amounts on the unsecured, revolving line of credit were zero at October 31, 1997 and 1996. Outstanding amounts on the line of credit for use in purchasing capital investments were zero at October 31, 1997 and 1996. Both lines expire March 1, 1998; the Company intends to renew both lines in March
1998.

       Net cash provided by/(used in) operating activities: Net cash provided by operating activities has varied significantly from year to year. In fiscal 1997, $9.6 million was provided by operating activities. In fiscal 1996, $5.4 million was provided by operating activities and in fiscal 1995, $1.5 million was used in operating activities. These year-to-year variances are primarily the result of changes in net income, changes in accounts receivable, changes in the level of accrued liabilities and the change in inventories held by the Company.
During fiscal 1997, net income increased to $7.7 million. During fiscal 1996, net income increased to $1.8 million from $0.9 million in fiscal 1995. The improvement in the year-to-year change in cash provided by operating activities for fiscal 1997 is primarily due to higher contract fees and improved margins realized because of lower material acquisition costs, and economies derived from manufacturing in larger production quantities than in the prior fiscal year. The increased level of accounts receivable during fiscal 1997 is primarily due to greater contract activity, and in part to certain limitations and terms stipulated in certain engineering and production contracts.
The increased level of inventories, prepaid expenses and other current assets in fiscal 1997 is primarily due to the purchase of parts required for future production, purchases for anticipated future contract awards, as well as due to the timing of rent payments at the end of the year and for increased tax payments due to higher profits.
Cash provided by increases in accrued liabilities in fiscal 1997 is primarily due to the year-end timing of the issuance of payroll checks and accrued employee benefits. The reduction in the increase in accounts receivable for fiscal 1996 is primarily attributable to a higher percentage of the Company's billings occurring under cost-type contracts which generally provide for invoicing twice monthly. The reduction in the increase in inventory is due to a management initiative to more aggressively manage the Company's inventory balances. The cash used in operating activities during fiscal 1995 was due to a reduction in net income and to an increase in accounts receivable and inventory. The growth in accounts receivable for fiscal
1995 was primarily due to the growth of the Company's business and the timing of eligible billings to be submitted to customers. The increase in inventory in fiscal 1995 is the result of management's anticipation of future contract awards expected during the following years for the Company's products and services.

       Net cash provided by / (used in) investing activities: Net cash used in investing activities was $5.8 million for fiscal 1997 compared to $5.3 million during fiscal 1996, and $0.5 million provided by investing activities during fiscal 1995. Use of cash for investing activities was for additions to property and equipment. The continued heavy investment in capital equipment is driven by the Company's increased volume of development contracts, the increased number of new staff hired by the Company, and the continued investment in R&D, which all have a tendency to create demand for test and computer equipment.
Other cash provided by investing activities during fiscal 1997 included the maturity of $0.8 million of the Company's short-term investments in U.S. Government treasuries. Other cash provided by investing activities during fiscal 1995 included the sale of $3.4 million of U.S. Government treasuries and the maturity of $2.5 million of the Company's short-term investments in U.S. Government treasuries.
Both of the amounts were used as working capital to finance the increases in inventory, accounts receivable, and investment in fixed assets.

       Net cash provided by/(used in) financing activities: Net cash provided by financing activities was $1.9 million during fiscal 1997 compared to $1.1 million during fiscal 1996, and $0.2 million during fiscal
1995. The $1.9 million and the $1.1 million provided by financing activities during fiscal 1997 and fiscal 1996, respectively, were predominately due to the issuance of common stock under the Company's employee stock purchase plan and stock option plans. During fiscal
1995, the $0.2 million provided by financing activities is attributable to the issuance of $1.2 million of common stock under the employee stock purchase plan, offset by $1.0 million of common stock repurchases authorized under the Company's buyback program.
In November 1997, the Board of Directors authorized a share repurchase program which the Company intends to use to offset the dilutive effect of future issuances under the Company's employee benefit plans.
The Company believes that the funds generated from operations, existing working capital, and amounts available under existing lines of credit will be sufficient to meet its cash needs for at least the next 12 months.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Applied Signal Technology, Inc.


We have audited the accompanying balance sheets of Applied Signal Technology, Inc. as of October 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Signal Technology, Inc. at October 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
December 12, 1997

                         STATEMENTS OF INCOME


                                                    Year Ended October 31,
                                          --------------------------------------
                                              1997         1996         1995
                                          ------------ ------------ ------------
Revenues from contracts                   $96,258,831  $77,410,481  $67,664,260

Operating expenses:
      Contract costs                       60,403,961   53,333,328   45,417,725
      Research and development             10,137,304    9,380,007    9,873,295
      General and administrative           13,641,613   11,953,861   11,221,096
                                          ------------ ------------ ------------
Total operating expenses                   84,182,878   74,667,196   66,512,116
                                          ------------ ------------ ------------
Operating income                           12,075,953    2,743,285    1,152,144

Interest income                               239,042      131,825      320,182
Interest expense                              (49,089)     (82,982)    (132,441)
                                          ------------ ------------ ------------
Income before provision for income taxes   12,265,906    2,792,128    1,339,885

Provision for income taxes                  4,599,715      977,245      435,463
                                          ------------ ------------ ------------
Net income                                 $7,666,191   $1,814,883     $904,422
                                          ============ ============ ============
Net income per common share                     $0.91        $0.23        $0.12

Number of shares used in calculating
   net income per common share              8,435,191    7,918,603    7,634,858

See accompanying notes.

                          BALANCE SHEETS

                                                               October 31,
                                                        -------------------------
                                                            1997         1996
                                                        ------------ ------------
ASSETS
Current assets:
     Cash and cash equivalents                           $7,403,128   $1,559,212
     Short term investments                               1,330,656      767,355
     Accounts receivable:
           Billed                                        20,495,931   14,491,255
           Unbilled                                      12,152,475   15,527,053
                                                        ------------ ------------
     Total accounts receivable                           32,648,406   30,018,308
     Inventory                                            4,821,541    3,207,648
     Prepaid and other current assets                     2,175,087    2,235,362
                                                        ------------ ------------
Total current assets                                     48,378,818   37,787,885

Property and equipment, at cost:
     Machinery and equipment                             27,311,561   23,220,856
     Furniture and fixtures                               3,650,412    3,300,754
     Leasehold improvements                               5,310,361    3,356,327
     Construction in process                                418,689      191,551
                                                        ------------ ------------
                                                         36,691,023   30,069,488
     Accumulated depreciation and amortization          (20,979,847) (17,198,416)
                                                        ------------ ------------
     Net property and equipment                          15,711,176   12,871,072

Long-term investments                                             0    1,326,124
Other assets                                                 70,573      118,133
                                                        ------------ ------------
Total Assets                                            $64,160,567  $52,103,214
                                                        ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $3,704,581   $3,044,801
     Accrued payroll and related benefits                 6,294,724    4,336,930
     Other accrued liabilities                            1,877,054    1,900,501
     Income taxes payable                                 1,566,676    2,028,802
                                                        ------------ ------------
Total current liabilities                                13,443,035   11,311,034

Deferred income taxes                                       951,372      827,428
Commitments
Shareholders' equity:
     Preferred stock, no par value: 2,000,000 shares
           authorized; none issued and outstanding              --            --
     Common stock, no par value: 20,000,000 shares
           authorized; issued and outstanding
           shares - 8,351,629 at October 31, 1997
           and 7,873,347 at October 31, 1996             22,197,167   20,099,127
     Retained earnings                                   27,568,993   19,865,625
                                                        ------------ ------------
Total shareholders' equity                               49,766,160   39,964,752
                                                        ------------ ------------
Total liabilities and shareholders' equity              $64,160,567  $52,103,214
                                                        ============ ============

See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                                                                   Years Ended October 31,
                                                            -----------------------------------
                                                               1997        1996        1995
                                                            ----------- ----------- -----------
Operating activities:
   Net income                                               $7,666,191  $1,814,883    $904,422
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                             3,781,431   3,706,093   3,137,566
   Tax benefit related to stock plans                          238,114      69,448      25,713
   Changes in:
      Accounts receivable                                   (2,630,098)   (453,670) (4,600,988)
      Inventory, prepaid expenses and other current assets  (1,553,618)    127,382  (1,546,378)
      Other assets                                              47,560      58,143     (13,776)
      Accounts payable, taxes payable and accrued expenses   2,132,001      75,718     443,488
      Deferred income taxes                                    123,944     (19,914)    132,342
                                                            ----------- ----------- -----------
Net cash provided by (used in) operating activities          9,805,525   5,378,083  (1,517,611)

Investing activities:
   Sale of available-for-sale securities                             --          --  3,400,000
   Maturity of available-for-sale securities                   800,000           --  2,500,000
   Additions to property and equipment                      (6,621,535) (5,322,077) (5,419,022)
                                                            ----------- ----------- -----------
Net cash provided by (used in) investing activities         (5,821,535) (5,322,077)    480,978

Financing activities:
   Issuance of common stock                                  1,866,925   1,135,129   1,200,271
   Repurchase of common stock                                   (6,999)       (760)   (986,920)
                                                            ----------- ----------- -----------
Net cash provided by financing activities                    1,859,926   1,134,369     213,351
                                                            ----------- ----------- -----------
Net increase (decrease) in cash and cash equivalents         5,843,916   1,190,375    (823,282)

Cash and cash equivalents at beginning of year               1,559,212     368,837   1,192,119
                                                            ----------- ----------- -----------
Cash and cash equivalents at end of year                    $7,403,128  $1,559,212    $368,837
                                                            =========== =========== ===========
Supplemental disclosures of cash flow information:
     Interest paid                                             $49,089     $82,983    $118,866
                                                            =========== =========== ===========

See accompanying notes.

                   STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          Common       Retained    Shareholders'
                                                          Stock        Earnings       Equity
                                                       ------------  ------------  ------------
Balance at October 31, 1994                            $18,656,246   $17,152,841   $35,809,087
      Issuance of 363,178 common shares to
            employees under stock purchase
            agreements and stock option plan             1,200,271             --    1,200,271
      Repurchase of 229,538 common shares                 (986,920)            --     (986,920)
      Tax benefit related to stock plans                    25,713             --       25,713
      Net unrealized loss on securities
            available for sale                                   --       (5,405)       (5,405)
      Net income                                                 --      904,422       904,422
                                                       ------------  ------------  ------------
Balance at October 31, 1995                             18,895,310    18,051,858    36,947,168
      Issuance of 340,949 common shares to
            employees under stock purchase
            agreements and stock option plan             1,135,129             --    1,135,129
      Repurchase of 245 common shares                         (760)            --         (760)
      Tax benefit related to stock plans                    69,448             --       69,448
      Net unrealized loss on securities
            available for sale                                   --       (1,116)       (1,116)
      Net income                                                 --    1,814,883     1,814,883
                                                       ------------  ------------  ------------
Balance at October 31, 1996                             20,099,127    19,865,625    39,964,752
      Issuance of 483,259 common shares to
            employees under stock purchase
            agreements and stock option plan             1,866,925             --    1,866,925
      Repurchase of 4,977 common shares                     (6,999)            --       (6,999)
      Tax benefit related to stock plans                   238,114             --      238,114
      Net unrealized loss on securities
            available for sale                                   --       37,177        37,177
      Net income                                                 --    7,666,191     7,666,191
                                                       ------------  ------------  ------------
Balance at October 31, 1997                            $22,197,167   $27,568,993   $49,766,160
                                                       ============  ============  ============

See accompanying notes.

               NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 1997


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Applied Signal Technology, Inc. (the Company) was incorporated in California on January 12, 1984. The Company designs, develops, manufactures, and markets signal processing equipment to collect and process a wide range of telecommunications signals. At October 31, 1997 and 1996, 97% of the accounts receivable and substantially all of the revenues were from contracts with the U.S. Government, its agencies, or prime contractors for the U.S. Government.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Contracts and Contract Accounting

Approximately 50% of contract revenues in fiscal 1997 (48% in fiscal 1996 and 34% in fiscal 1995) is represented by cost reimbursement type contracts. In accounting for these contracts, all costs are charged to operations as incurred (including allowable administrative expenses) and revenues are recognized based on costs incurred plus estimated effective fee rates. Estimated fee rates are determined on a contract-by-contract basis according to the type of fee (e.g., fixed, incentive, or award) and the most recent estimated cost of completion of the individual contract.

Approximately 50% of contract revenues in fiscal 1997 (52% in fiscal 1996 and 66% in fiscal 1995) is represented by fixed price type contracts. In accounting for these contracts, the Company uses the percentage-of-completion method which is substantially the same method as that used for cost reimbursement type contracts as described above. All contract costs (including administrative expenses) are charged to operations as incurred and revenues are recognized based on estimates of costs and profits at completion on a contract-by-contract basis.

Losses on any individual contract are provided for at the time they become known.

A significant portion of the Company's revenues are derived from fixed price contracts. Under fixed price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies or other factors, are borne by the Company, and could have a material adverse effect on the Company's results of operations.
completion costs will be revised in the near-term. Such revisions could result

Accounts receivable are segregated between billed and unbilled accounts. The Company bills incurred costs and ratable portions of fees regularly under its cost reimbursement type contracts. Under fixed price contracts, the Company either regularly progress bills 90% of incurred costs or bills contract costs on a milestone or unit of delivery basis. Unbilled amounts result from recognition of contract revenue in advance of contractual billing or progress billing terms. The Company regards the credit risk of its business to be minimal.

Price Redetermination

As a government contractor, the Company is subject to price redetermination on certain fixed price contracts if it is determined that the Company did not price its products and services consistent with the requirements of the Federal Acquisition Regulations.

Cash Equivalents, Short and Long Term Investments


The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Short- and long-term investments are comprised of U.S. Government treasury bills and notes, with contract maturities staggered through June 30, 1998.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities, which consist of U.S. Treasury securities, are classified as available-for-sale and are carried at fair market value in short-term investments and long-term investments. Unrealized gains and losses, net of tax, are reported in shareholders equity as part of retained earnings and were immaterial as of October 31, 1997. Realized gains and losses on available-for-sale securities have not been material. The cost of securities sold is based on the specific identification method.

Property and Equipment

Machinery and equipment as well as furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the assets or the lease term.

Per Share Data

Net income per share is computed using the weighted average number of shares of Common Stock outstanding and common equivalent shares from stock options (using the treasury stock method). Common equivalent shares from the assumed exercise of warrants are excluded from the computation as their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for the quarter ended January 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the diluted effect of stock options will be excluded. The impact to the results would have only affected the fiscal year ended October 31, 1997; the impact would have been an increase of $0.05 per share. Fiscal years ended October 31, 1996 and 1995 would have remained as originally reported.

Impact of Recently Issued Accounting Standards

In 1997, the Statement of Financial Accounting Standards No. 130
("SFAS 130"), "Reporting Comprehensive Income," was issued and is effective for fiscal years commencing after December 15, 1997.

In 1997, the Statement of Financial Accounting Standards No. 131
("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," was issued and is effective for fiscal years commencing after December 15, 1997.

The Company is required to adopt the provisions of SFAS' 130 and 131 in fiscal year 1999 and expects the adoption will not impact results of operations or financial position, but will require additional disclosure.


NOTE 2: INVENTORY

The Company manufactures product subassemblies in inventory to be able to quickly meet the requirements of future contracts. Inventories are stated at the lower of average cost or market and consisted of the following:


                                            October 31,
                                     --------------------------
                                         1997            1996
                                     -----------     -----------
        Raw materials                $ 1,121,625     $   590,396
        Work-in-process                3,130,648       2,195,125
        Finished goods                   278,832         322,089
                                     -----------     -----------
                                       4,531,105       3,107,610
        Precontract costs                290,436         100,038
                                     -----------     -----------
                                     $ 4,821,541     $ 3,207,648
                                     ===========     ===========

Precontract costs represent costs incurred in connection with ongoing level-of-effort type contracts for which contract modifications have not been definitized ($216,726 at October 31, 1997 and $78,405 at October 31, 1996) and production costs incurred in anticipation of specific expected future contract awards. The production items in the latter group generally would be usable if the expected contract awards did not occur. Allocable administrative expenses included in precontract costs have not been material.


NOTE 3: LINES OF CREDIT

As of October 31, 1997, the Company has a $6,000,000 revolving line of credit available with a bank. The line of credit bears interest at the bank's reference rate (8.5% at October 31, 1997), payable monthly, and expires on March 1, 1998; the Company intends to renew this line of credit. There were no borrowings outstanding at October 31, 1997 and 1996.

The line of credit agreement requires compliance with certain financial covenants and restricts dividend payments and any loans or advances made to any third parties without the prior written consent of the lender. The Company was in compliance with these covenants as of October 31, 1997. The Company has a $1,000,000 line of credit for use in purchasing capital equipment. Amounts outstanding under the line of credit bear interest at the bank's reference rate plus 0.5% (9.0% at October 31, 1997) and is payable monthly. There were no amounts outstanding as of October 31, 1997 and 1996.


NOTE 4: COMMITMENTS

Facility Commitment

The Company leases its facilities under noncancelable lease agreements which expire at various dates between fiscal years 1998 and 2011. Certain of the leases contain escalation clauses and requirements for the payment of property taxes, insurance and maintenance expenses. The aggregate minimum annual lease commitments at October 31, 1997 under long-term operating leases are as follows:

        1998                   $ 3,599,987
        1999                     3,740,412
        2000                     3,774,801
        2001                     3,887,083
        2002                     3,925,864
        Thereafter              33,903,967
                               -----------
                               $52,832.114
                               ===========

Rent expense under operating leases was approximately $3,296,185 in 1997 ($3,078,843 in 1996; $2,479,581 in 1995).

The Company has outstanding letters of credit at October 31, 1997 of $1,000,000 of which $218,250 and $11,755 are used as security deposits for its leased operating facilities.

The Company has no noncancelable purchase commitments for materials as of October 31, 1997 and as of October 31, 1996.


NOTE 5: SHAREHOLDERS' EQUITY

Employee Stock Purchase Plan

Under the Company's 1993 Employee Stock Purchase Plan (1993 Plan), a total of 1,600,000 shares of common stock have been reserved for issuance. The 1993 Plan permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of any employee's compensation) at 85% of the lower of its fair market value at the beginning or end of the purchase period. As of October 31, 1997, 566,118 shares remain eligible for purchase under the 1993 Plan.

Stock Option Plan

The Company's 1991 Stock Option Plan (the 1991 Plan) provides for the granting of incentive stock options and non-qualified stock options to employees, directors, and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. Company stock options are generally exercisable over a four year period at the rate of one-fourth one year after the date of grant and 1/48 per month for each month thereafter provided the optionee continues to be employed by the Company. Some options are only exercisable at the end of a two-year vesting period. The vesting and exercise provisions of the option grants are determined by the Board of Directors.

A summary of the option activity under the 1991 Plan is as follows:

                                                Options Outstanding
                               --------------------------------------------------
                                  Options                             Weighted
                                 Available                             Average
                                    for       Number of   Aggregate   Exercise
                                   Grant       Shares       Price    Share Price
                               ------------- ----------- ----------- ------------
Balance at October 31, 1994         557,246     897,960  $3,706,602     $4.13
        Granted                    (250,000)    250,000   1,157,500     $4.63
        Exercised                        --     (88,650)   (230,773)    $2.60
        Canceled                     69,897     (69,896)   (377,144)    $5.40
                               ------------- ----------- -----------
Balance at October 31, 1995         377,143     989,414   4,256,185     $4.30
        Granted                    (263,080)    263,080   1,203,860     $4.58
        Exercised                        --     (82,321)   (220,420)    $2.68
        Canceled                     83,434     (83,434)   (436,568)    $5.23
                               ------------- ----------- -----------
Balance at October 31, 1996         197,497   1,086,739   4,803,057     $4.42
        Authorized (Note 1)         500,000
        Granted                     (20,000)     20,000      90,000     $4.50
        Exercised                        --    (179,173)   (800,821)    $4.47
        Canceled                    203,183    (203,183)   (997,799)    $4.91
                               ------------- ----------- -----------
Balance at October 31, 1997         880,680     724,383   3,094,437    $4.27

Note 1:  Additional shares approved by shareholders on March 6, 1997.

As of October 31, 1997, there were 724,383 options outstanding for which 471,323 options are exercisable to purchase common shares.

Accounting for Stock-Based Compensation

The following table summarizes information about options outstanding at October 31, 1997:

                                 OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                       --------------------------------- ------------------------
                                    Weighted
                                     Average     Weighted
                        Number     Remaining     Average     Number       Weighted
Range of             Outstanding  Contractual    Exercise Exercisable      Average
Exercise Prices      of 10/31/97 Life (years)     Price  As of 10/31/97 Exercise Price
---------------      ------------  ---------- ----------- ----------- ------------
$2.50 - $4.50           435,293        3.53        3.57     202,233        $2.50
$4.63 - $6.75           283,310        2.22        5.29     263,310        $5.27
$7.00 - $7.25             5,780        0.58        7.23       5,780        $7.23
                       --------                            --------
$2.50 - $7.25           724,383        2.99        4.27     471,323        $4.11
                       ========                            ========



     The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its stock option plans
The Company has opted under Statement of Financial Accounting Standards No. 123, "Accounting for StockBased Compensation" (SFAS 123") to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock options plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's pro forma net income and net income per share would have been as follows:


                                       1997        1996
                                     -------     -------
             Net income
                 As reported     $7,666,191  $1,814,883
                 Pro forma        5,984,637     396,689

             Net income per share
                 As reported          $0.91       $0.23
                 Pro forma            $0.71       $0.05

The weighted average fair value of the options granted during fiscal years 1996 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows:

                                     Employee                Employee Stock
                                   Option Plans              Purchase Plan
                                ---------------------        -------------------
                                  1997         1996          1997      1996
                                -------      -------       -------   -------
  Expected lives (in years)         2.5        2.5            .5        .5
  Risk-free interest rate           6.0%       5.9%          6.0%      6.0%
  Expected volatility                84%        84%           84%       84%
  Dividend yeild                     0%          0%            0%        0%


NOTE 6: INCOME TAXES

The provision for income taxes for the years ended October 31, 1997, 1996 and 1995 consists of the following:

                                   1997         1996        1995
                               ------------- ----------- -----------

Federal:
Current                          $3,921,838  $1,164,539    $785,846
Deferred (prepaid)                   44,731     348,533    (292,087)
                               ------------- ----------- -----------
                                  3,966,569   1,513,072     493,759

State:
Current                             218,788     136,388     212,687
Deferred (prepaid)                  414,358    (672,215)   (270,983)
                               ------------- ----------- -----------
                                    633,146    (535,827)    (58,296)
                               ------------- ----------- -----------
                                 $4,599,715    $977,245    $435,463
                               ============= =========== ===========

The tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares reduce taxes currently payable as shown by $238,114, $69,448, and $25,713 for fiscal 1997, 1996, and 1995, respectively.
Such benefits are credited to additional paid-in-capital when realized.

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 34% to income before provision for income taxes as follows:

                                         Years Ended October 31,
                               -------------------------------------
                                   1997         1996        1995
                               ------------- ----------- -----------
Computed expected tax provision  $4,293,067    $949,324    $455,561
State income tax,
  net of federal benefit            411,545     (17,817)    (74,688)
Other individually immaterial
  items                            (104,897)     45,738      54,590
                               ------------- ----------- -----------
                                 $4,599,715    $977,245    $435,463
                               ------------- ----------- -----------
Effective Tax Rate                   3750.0%       35.0%       32.5%
                               ============= =========== ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    October 31,
                                             -----------------------
                                                1997        1996
                                             ----------- -----------
Deferred tax assets:
  Accrued expenses and reserves              $1,377,004  $1,225,231
  Deferred revenue                              (64,998)     16,850
  State taxes and other                          81,030     486,100
                                             ----------- -----------
                                             $1,393,036  $1,728,181
                                             =========== ===========

Deferred tax liabilities:
  Tax over book depreciation                   (951,372)   (827,429)
                                             ----------- -----------
                                               $441,664    $900,752
                                             =========== ===========

During fiscal 1997, the Company made total cash payments, net of refunds, of approximately $4,347,000, ($1,279,000 during fiscal 1996: $528,000 during fiscal 1995) for income tax purposes.



NOTE 7: RETIREMENT PLAN

All employees who perform at least 1,000 hours of service per year are covered under the Company's retirement plan (the Retirement Plan). Contributions to the Retirement Plan by the Company are discretionary and currently are at the rate of 4% of qualified compensation up to $150,000. The Company accrues for the accumulated contributions which are payable bi-weekly to the Retirement Plan's administrator. The Company has expensed approximately $1,524,000 in fiscal 1997 ($1,275,000 in fiscal 1996; $1,206,000 in fiscal 1995), which is included in general and administrative expenses.


NOTE 8: CONTINGENCY

In April 1994, the Company was served with a subpoena by the Department of Defense Office of Inspector General (OIG) in connection with approximately six contracts, several of which had been audited by the Defense Contract Audit Agency (DCAA) the previous year. As is routine in such matters involving government contracts, the OIG referred the matter to another government agency which also had contracts with the Company. Shortly thereafter, this second agency issued a request for information related to nine additional contracts. To date, the Company has not received any allegations of wrong-doing from the OIG or the other agency. At the request of its Board of Directors, the Company initiated its own review of the contracts in conjunction with its legal counsel.

Further review of the contracts in question and related contracts through April 1995 indicates the Company was not compliant with Public Law 87-653, Truth in Negotiations Act, which requires disclosure of all actual costs available on the date of cost certification on certain contracts performed during the 1989 and 1990 timeframe. These findings have resulted in a voluntary disclosure to the government which is expected to result in a downward price adjustment on certain contracts. In June 1995, the Company announced it was taking a charge against the third quarter operating results in anticipation of a settlement with the government on the subject contracts. The charge resulted in a reduction of $1.2 million of the fiscal 1995 third quarter's operating income.

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

While management believes the fiscal 1995 third quarter charge is adequate to cover all potential liabilities associated with this investigated by the United States Government, the government has not concluded its investigation or agreed to a settlement with the Company. There can be no assurances the Company will not be required to take additional charges in connection with this matter in future periods. However, management believes that any such charges would not have a material effect on the operating results and financial condition of the Company.



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information contained on pages 6 and 7 of Applied Signal Technology, Inc.'s Proxy Statement dated February 2, 1998, with respect to directors of the Company, is incorporated herein by reference. Information with respect to executive officers of the Company is contained in Part I of this report.

ITEM 11: EXECUTIVE COMPENSATION

       The information contained on pages 9 through 10 of Applied Signal Technology, Inc.'s Proxy Statement dated February 2, 1998, with respect to executive compensation and other matters, is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information contained on pages 4 and 5 of Applied Signal Technology, Inc.'s Proxy Statement dated February 2, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Not applicable.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2) -- The following financial statements of Applied Signal Technology, Inc., included in this Reporting.

           Balance Sheets -- October 31, 1997 and 1996

           Statements of Income -- Years ended October 31, 1997, 1996, and 1995

           Statements of Shareholders' Equity -- Years ended October 31, 1997, 1996, and 1995

           Statements of Cash Flows -- Years ended October 31, 1997, 1996, and 1995

           Notes to Financial Statements -- October 31, 1997

           Report of Ernst & Young LLP, Independent Auditors.

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) -- Listing of Exhibits -- See Exhibit Index on page 49 of this Report on Form 10-K.

(b) Reports on Form 8-K filed in the Company's fiscal year ended October 31, 1997:

           None.

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

                                                 APPLIED SIGNAL TECHNOLOGY, INC.
                                                 (Registrant)



       Dated January 26, 1998                          /s/ Gary L. Yancey
                                                 ------------------------------
                                                 Gary L. Yancey, President and
                                                 Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                        DATE                     TITLE
                 ---------                        ----                     -----
     /s/ Gary L. Yancey                      ____________          President and Chairman of the Board
-----------------------------                                     (Principal Executive Officer)

     /s/ Brian M. Offi                       ____________          Vice President of Finance and Chief
-----------------------------                                      Financial Officer (Principal Financial and
                                                                   Accounting Officer)

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


     /s/ John P. Devine                      ____________          Director
----------------------------


     /s/ David D. Elliman                    ____________          Director
----------------------------


     /s/ John R. Treichler                   ____________          Director
----------------------------


     /s/ Stuart G. Whittelsey, Jr.           ____________          Director
----------------------------

                            APPLIED SIGNAL TECHNOLOGY

                                INDEX TO EXHIBITS


EXHIBIT                         DESCRIPTION OF DOCUMENT
NUMBER                          ----------------------
- ------
3.1(1)         Second Amended and Restated Articles of Incorporation

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

10.13(5) Amendments to Commercial Credit Agreements dated March 1, 1996 with Sanwa Bank California

10.14(6)       Lease agreement dated May 31, 1996 with Constellation Real
               Estate, Inc., for 135 National Business Parkway

10.15(6) Amendments to lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc.

10.16          Commercial Credit Agreement dated March 3, 1997 with Sanwa Bank
               California

10.17          Lease agreement dated May 29, 1996 with Constellation Real
               Estate, Inc.

11.1           Statement regarding computation of net income per share

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

(6) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-K for fiscal year 1996 dated January 26, 1997.