Form 10-Q
period 1998-01-30
APPLIED SIGNAL TECHNOLOGY INC
filed 1998-03-13
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE PERIOD ENDED JANUARY 30, 1998

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

Common Stock, no par value, 8,626,811 shares outstanding as of March 3, 1998.

Part 1.  Financial Information
Item 1.   Financial Statements

                         APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                         January 30,       October 3
                                                         1998              1997
                                                         ---------         ---------
                                                         (Unaudited)       (Note)
                       ASSETS
Current assets:
  Cash                                                     $6,706            $7,403
  Short-term investments                                    5,969             1,331
  Accounts receivable:
    Billed                                                 16,379            20,496
    Unbilled                                               12,189            12,152
                                                         ---------         ---------
     Total accounts receivable                             28,568            32,648
  Inventory                                                 7,531             4,821
  Prepaid and other current assets                          2,424             2,176
                                                         ---------         ---------
    Total current assets                                   51,198            48,379

Property and equipment, at cost:
  Machinery and equipment                                  28,213            27,312
  Furniture and fixtures                                    3,872             3,650
  Leasehold improvements                                    5,402             5,310
  Construction in process                                     608               419
                                                         ---------         ---------
                                                           38,095            36,691
Accumulated depreciation and amortization                 (21,977)          (20,980)
                                                         ---------         ---------
    Net property and equipment                             16,118            15,711

Long-term investments                                         --                --

Other assets                                                   71                71
                                                         ---------         ---------

Total assets                                              $67,387           $64,161
                                                         =========         =========

       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                         $3,678            $3,704
  Accrued payroll and related benefits                      4,888             6,296
  Other accrued liabilities                                 1,864             1,877
  Income taxes payable                                      2,667             1,567
                                                         ---------         ---------
    Total current liabilities                              13,097            13,444

Deferred income taxes                                         951               951

Shareholders' equity:
  Common stock, no par value: 20,000,000 shares
  authorized; issued and outstanding -- 8,598,491 at
  January 30, 1998 and 8,351,629 at October 31, 1997       23,527            22,197
  Retained earnings                                        29,744            27,539
  Net unrealized gain/(loss) on securities                     68                30
                                                         ---------         ---------
Total shareholders' equity                                 53,339            49,766
                                                         ---------         ---------
               Total liabilities and
                   shareholders' equity                   $67,387           $64,161
                                                         =========         =========


Note: The balance sheet at October 31, 1997 has been derived from the audited balance sheet at that date but does not inclued all the information required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In thousands except per share data)

                                              Three Months Ended
                                             ---------------------
                                             January 30,January 31
                                                1998       1997
                                             ---------- ----------
Revenues from contracts                        $24,361    $20,084

Operating expenses:
  Contract costs                                15,095     13,136
  Research and development                       1,593      2,470
  General and administrative                     4,205      3,182
                                             ---------- ----------
      Total operating expenses                  20,893     18,788
                                             ---------- ----------

Operating income                                 3,468      1,296
Interest income(expense), net                      147         60
                                             ---------- ----------
Income before provision
  for income taxes                               3,615      1,356
Provision for income taxes                       1,410        495
                                             ---------- ----------

Net income                                      $2,205       $861
                                             ========== ==========

Earnings per share - basic    *                  $0.26      $0.11
Average shares - basic                           8,408    7,978


Earnings per share - diluted  **                 $0.25      $0.11
Average shares - diluted                         8,954      8,113



* - 'Basic' earnings per share is calculated by dividing net income applicable to common shares by weighted common shares outstanding. This replaces 'primary' earnings per share which include common stock equivalents in the calculation.

** - 'Diluted' earnings per share is calculated by dividing net income by weighted common shares outstanding plus common shares issuable upon exercise or conversion of outstanding options, warrants and convertible securities.


                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                 (In thousands)

                                                       THREE MONTHS ENDED
                                                     ----------------------
                                                     January 30, January 31,
                                                     1998        1997
                                                     ----------  ----------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $2,205        $861
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          997         987
Changes in:
    Accounts receivable                                  4,080       3,497
    Inventory, prepaids and other assets                (2,958)     (1,509)
    Accounts payable and accrued liabilities              (347)     (1,043)
                                                     ----------  ----------
      Net cash provided by operating activities          3,977       2,793

INVESTING ACTIVITIES:
  Purchase of investments                               (5,000)          0
  Maturity of investments                                  400         --
  Additions to property and equipment                   (1,404)       (906)
                                                     ----------  ----------
      Net cash used in investing activities             (6,004)       (906)

FINANCING ACTIVITIES:
  Issuance of common stock                               1,389         558
  Repurchase of common stock                               (59)        --
                                                     ----------  ----------
      Net cash provided by financing activities          1,330         558

Net increase (decrease) in cash                           (697)      2,445
Cash, beginning of period                                7,403       1,559
                                                     ----------  ----------
Cash, end of period                                     $6,706      $4,004
                                                     ==========  ==========
Supplemental disclosures of cash flow information:
    Interest paid                                           $7          $4
    Taxes paid                                            $310          --

                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               January 30, 1998


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

               The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ending January 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

INVESTMENTS

               The Company's investment securities, which consist primarily of U.S. Treasury Securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income (expense), net. As of January 30, 1998, the contractual maturities of the debt securities are staggered to mature by November 12, 1998.

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

EARNINGS PER SHARE

               In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to Statement 128 requirements.

              A reconciliation of shares used in the calculation of basic and diluted earnings per share follows (in thousands, except per share data):

                                                    Three Months Ended
                                                   ---------------------
                                                   January 30,January 31,
                                                      1998       1997
                                                    ---------  ---------
Net income                                             2,205        861
                                                      =======    =======

Weighted average shares outstanding                    8,480      7,978
Basic net income per share                             $0.26      $0.11
                                                      =======    =======

Shares used in computing basic net income per share    8,480       7978
Dilutive stock options                                   474        136
                                                      -------    -------
Adjusted weighted average shares                       8,954      8,114
Diluted net income per share                           $0.25      $0.11
                                                      =======    =======



NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                      JANUARY 30, 1998      OCTOBER 31, 1997
                      ----------------      ----------------
Raw Materials              $1,270              $1,121
Work in Process             5,888               3,131
Finished Goods                270                 279
                           ------              ------
                            7,428               4,531
Precontract Costs             103                 290
                           ------              ------
                           $7,531              $4,821
                           ======              ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At January 30, 1998, the inventoried variance was approximately $498,000 ($60,000 at January 31, 1997) and was included in work in process. At October 31, 1997 and 1996 the variance was zero since all revenues and costs are recorded at the actual indirect rates for the fiscal year end.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the attached financial statements and notes thereto.

Forward-looking statements in this report are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Shareholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained under the caption, "Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission. Actual events and results may differ materially from the Company's current expectations and beliefs.

BUSINESS ENVIRONMENT/BACKGROUND:

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



SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE:

       The Company's future operating results and stock price may be subject to volatility, particularly on a quarterly basis, due to the following:

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

       Revenue Concentration: Due to the award of certain larger contracts, the Company has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 19% of revenue for the first quarter of fiscal 1998 compared to 23% attributable to the same contract in the first quarter of fiscal 1997. This contract may be terminated at the convenience of the United States Government. If this contract or other larger contracts of the Company were terminated, this could have a material adverse effect on the Company's results of operations.

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

       Dependence Upon Personnel: The Company's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. During the last two years, the Company has experienced difficulty in attracting and retaining employees due to an increasingly competitive market for qualified personnel. Management believes this effect is, in part, attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector and, in part, due to the difficulty in recruiting new staff capable of obtaining the necessary security clearance. While the Company believes progress in attracting and retaining sufficient personnel has been made over the last year, there can be no assurance that the Company will continue to be successful at attracting and retaining sufficient personnel. Failure to do so could have a material adverse effect on the Company's future operating results and financial condition.

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

       Year 2000: Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition.
There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

       The Company is also assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that failure to address year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.



THREE MONTHS ENDED JANUARY 30, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the first quarter of fiscal 1998 were $24,361,000, representing a 21% increase over the first quarter of fiscal 1997 revenues of $20,084,000. The increase in the first quarter revenues of is primarily attributable to the increased contract activity on both development contracts as well as product sales, and due to the company's ability to attract and retain personnel which has been difficult in recent years because of the increasingly competitive market for qualified employees in the expanding local California economy.

New order levels for the first quarter of fiscal 1998 were $10,001,000, up
15% from order levels of $8,694,000 reported for the first quarter of fiscal 1997. This increase in orders indicates the continued demand for the Company's products and services.

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options) was $68,586,000 at January 30, 1998, a decrease of 4% when compared to $71,497,000 at January 31, 1997.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including materials and labor, and manufacturing overhead costs. Contract costs as a percentage of revenues were 62.0% for the first quarter of fiscal 1998 versus 65.4% for the same period of fiscal 1997. Contract costs as a percentage of revenues were down primarily due to price decreases realized for component parts as well as efficiencies related to larger production runs on certain contracts.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") Research and development expenses as a percentage of revenues were 6.5% and 12.3% for the first quarter of fiscal years 1998 and 1997, respectively. Although R&D spending was in-line with our budgeted amounts, the amount reflected on the financial statements is lower due to the application of overhead and G&A target rates previously noted in the "Notes to Financial Statements; Note 2 - Inventory.")

During fiscal 1998, the Company made a decision to recover more of its R&D spending in its billing rates. Accordingly, the Company did not fund any investment in R&D for the first three months of fiscal 1998 as compared to 2.1% of revenues funded for the same period during fiscal 1997. The Company intends to make substantial investments in research and development in an effort to meet the needs of customers before its competitors; however, there can be no assurances that the Company will be able to develop and market new products successfully in the future.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") General and administrative expenses were 17.3% of revenues for the first quarter of fiscal 1998 compared to 15.8% or revenues for the same period of fiscal 1997. The increased general and administrative expenses for the first quarter of fiscal 1998 is due to a higher general and administrative rate being applied to contracts during fiscal 1998 than the rate applied in fiscal 1997.

INTEREST INCOME/(EXPENSE), NET: For the first quarter of fiscal 1998, interest income was $147,000, up from $60,000 of net interest income for the same period of fiscal 1997. The increase in interest income for the first quarter of fiscal 1998 is due primarily to the Company's improved cash position due to improved profitability in contracts, thereby allowing the Company to invest greater funds in interest bearing accounts and/or securities.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of income before income taxes was 39.0% for the first quarter of fiscal 1998, compared to 36.5% for the same period of fiscal 1997. The increase in the quarterly tax rate is primarily a result of the increased federal and state tax liability as a result of the increase in profitability, partially offset by state income tax credits.


ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

At January 30, 1998 cash and short-term investments totaled approximately $12,675,000. Historically, the Company's primary source of liquidity has been the cash flow generated from operations as well as issuance of common stock through its employee stock plans.

NET CASH FROM OPERATING ACTIVITIES: Net cash from operating activities has varied significantly from quarter to quarter. These variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the change in inventories held by the Company. During the first quarter of fiscal 1998, $3,977,000 was provided by operating activities versus $2,793,000 provided during the comparable period of fiscal 1997. Net income of $2,205,000 was considerably higher for the first quarter of fiscal 1998 as compared to the net income of $861,000 reported for the same period of fiscal 1997. The year-to-year improvement in net income is primarily due to higher contract fees and lower R&D costs as a percentage of revenues. During the first quarter of fiscal 1998, cash provided by accounts receivable was $4,080,000 as compared to $3,497,000 provided by accounts receivable during the same period of fiscal 1997. The improvement in cash generated by accounts receivable is primarily due to greater collections received from a one-time billing modification allowed by the U.S. Government in the fourth quarter of fiscal 1997. During the first quarter of fiscal 1998, the Company increased its rate of investment in inventories, prepaid expenses and other current assets by $2,958,000 in anticipation of future contract awards; this compares to an increased investment of $1,509,000 during the same period for fiscal 1997. Cash used in accounts payable and other accrued liabilities during the first quarter of fiscal 1998 was $347,000, a decrease of $696,000 from the cash used during the comparable period of fiscal 1997.

NET CASH FROM INVESTING ACTIVITIES: Cash used in investing activities during the first three months of fiscal 1998 was $6,004,000 compared to $906,000 used in investing activities during the same period of fiscal 1997. The increase in investments is primarily due to the Company purchasing U.S. Treasury Securities as well as purchasing additional fixed assets necessary to support the increased level of contract activity.

NET CASH FROM FINANCING ACTIVITIES: Cash provided by financing activities during the first quarter of fiscal 1998 was $1,330,000 versus $558,000 provided during the same period of fiscal 1997. The increase in cash provided by financing activities during the first quarter of fiscal 1998 is primarily due to the issuances of common stock under the Company's employee stock purchase plan and stock options plans.

The Company is currently negotiating a bank credit agreement to augment cash flow needs to provide term financing for capital investments. The Company has maintained a $6,000,000 unsecured, revolving line of credit for short-term cash cash requirements and a $1,000,000 line of credit for use in purchasing capital investments. The unsecured, revolving line of credit carried interest at the banks' reference rate (8.5% as of March 1, 1998). The line of credit for use in purchasing capital investments carried interest at the bank's reference rate plus one-half percent (9.0% as of March 1, 1998). Outstanding amounts on both lines of credit were zero at March 1, 1998 and October 31, 1997.
While both lines of credit expired March 1, 1998, management is negotiating to renew the unsecured, revolving line of credit at a lower amount for the Company's short-term cash requirements and does not intend to renew the line of credit for use in purchasing capital investments.

The Company believes that the funds generated from operations, existing working capital and amounts available under anticipated lines of credit will be sufficient to meet its cash needs for at least the next twelve months.


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

               In February 1998, the Company was contacted by one of its primary customers to negotiate an administrative settlement regarding the voluntary disclosure discussed above. The Company intends to enter into good faith negotiations during the second quarter of fiscal 1998.

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

Item 6.        Exhibits and Reports on Form 8-K


               Exhibits -- See Index to Exhibits

               Reports on Form 8-K -- The Company did not file any reports on Form 8-K during the three months ended January 30, 1998.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


Applied Signal Technology, Inc.



/s/ Brian M. Offi/                                  March 12, 1998
------------------------------                     ---------------------------
Brian M. Offi
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


                            APPLIED SIGNAL TECHNOLOGY

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER     DESCRIPTION OF DOCUMENT
 ------     -----------------------
27.1        Financial Data Schedule