Form 10-Q
period 1998-05-01
APPLIED SIGNAL TECHNOLOGY INC
filed 1998-06-09
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE PERIOD ENDED MAY 1, 1998

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

Common Stock, no par value, 8,532,162 shares outstanding as of June 5, 1998.

Part 1.  Financial Information
Item 1.   Financial Statements

                         APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                         May 1,      October 31
                                                         1998        1997
                                                         ----------  ----------
                                                         (Unaudited) (Note)
                       ASSETS
Current assets:
  Cash                                                      $6,126      $7,403
  Short-term investments                                     4,544       1,331
  Accounts receivable:
    Billed                                                  14,615      20,496
    Unbilled                                                15,192      12,152
                                                         ----------  ----------
     Total accounts receivable                              29,807      32,648
  Inventory                                                  6,812       4,821
  Prepaid and other current assets                           2,480       2,176
                                                         ----------  ----------
    Total current assets                                    49,769      48,379

Property and equipment, at cost:
  Machinery and equipment                                   29,535      27,312
  Furniture and fixtures                                     3,940       3,650
  Leasehold improvements                                     5,617       5,310
  Construction in process                                    1,159         419
                                                         ----------  ----------
                                                            40,251      36,691
Accumulated depreciation and amortization                  (23,016)    (20,980)
                                                         ----------  ----------
    Net property and equipment                              17,235      15,711

Long-term investments                                         --          --

Other assets                                                    69          71
                                                         ----------  ----------

Total assets                                               $67,073     $64,161
                                                         ==========  ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                          $3,064      $3,705
  Accrued payroll and related benefits                       5,095       6,295
  Other accrued liabilities                                  1,937       1,877
  Income taxes payable                                       2,845       1,567
                                                         ----------  ----------
    Total current liabilities                               12,941      13,444

Deferred income taxes                                          951         951

Shareholders' equity:
  Common stock, no par value: 20,000,000 shares
  authorized; issued and outstanding -- 8,449,562 at
  May 1, 1998 and 8,351,629 at October 31, 1997             20,828      22,197
  Retained earnings                                         32,308      27,539
  Net unrealized gain on securities                             45          30
                                                         ----------  ----------
Total shareholders' equity                                  53,181      49,766
                                                         ----------  ----------
               Total liabilities and
                   shareholders' equity                    $67,073     $64,161
                                                         ==========  ==========


Note: The balance sheet at October 31, 1997 has been derived from the audited balance sheet at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In thousands except per share data)

                                              Three Months Ended     Six Months Ended
                                             ---------------------  -------------------
                                               May 1,    May 2,      May 1,    May 2,
                                                1998       1997       1998      1997
                                             ---------- ----------  --------- ---------
Revenues from contracts                        $27,732    $23,987    $52,093   $44,071

Operating expenses:
  Contract costs                                17,327     15,742     32,422    28,878
  Research and development                       1,823      2,394      3,416     4,864
  General and administrative                     4,524      3,171      8,729     6,353
                                             ---------- ----------  --------- ---------
      Total operating expenses                  23,674     21,307     44,567    40,095
                                             ---------- ----------  --------- ---------

Operating income                                 4,058      2,680      7,526     3,976
Interest income(expense), net                      145         38        292        98
                                             ---------- ----------  --------- ---------
Income before provision
  for income taxes                               4,203      2,718      7,818     4,074
Provision for income taxes                       1,639        992      3,049     1,487
                                             ---------- ----------  --------- ---------

Net income                                      $2,564     $1,726     $4,769    $2,587
                                             ========== ==========  ========= =========

Earnings per share - basic                       $0.30      $0.21      $0.56     $0.32
Average share - basic                            8,580      8,032      8,529     8,005

Earnings per share - diluted                     $0.28      $0.21      $0.53     $0.32
Average shares - diluted                         9,000      8,156      8,976     8,135



                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                 (In thousands)

                                                         SIX MONTHS ENDED
                                                     ----------------------
                                                     May 1,      May 2,
                                                     1998        1997
                                                     ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $4,769      $2,587
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        2,036       1,966
Changes in:
    Accounts receivable                                  2,841      (1,552)
    Inventory, prepaids and other assets                (2,294)     (2,531)
    Accounts payable and accrued liabilities              (501)        538
                                                     ----------  ----------
      Net cash provided by operating activities          6,851       1,008

INVESTING ACTIVITIES:
  Purchase of investments                               (5,000)          0
  Maturity of investments                                1,800         --
  Additions to property and equipment                   (3,560)     (3,137)
                                                     ----------  ----------
      Net cash used in investing activities             (6,760)     (3,137)

FINANCING ACTIVITIES:
  Issuance of common stock                               1,572         570
  Repurchase of common stock                            (2,940)        --
                                                     ----------  ----------
      Net cash provided by (used in) financing activi   (1,368)        570

Net decrease in cash                                    (1,277)     (1,559)
Cash, beginning of period                                7,403       1,559
                                                     ----------  ----------
Cash, end of period                                     $6,126          $0
                                                     ==========  ==========
Supplemental disclosures of cash flow information:
    Interest paid                                          $17         $30
    Income taxes paid                                   $1,771      $1,720

                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  May 1, 1998


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

               The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ending May 1, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

INVESTMENTS

               The Company's investment securities, which consist primarily of U.S. Treasury Securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income (expense), net. As of May 1, 1998, the contractual maturities of the debt securities are staggered to mature by November 12, 1998.

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

EARNINGS PER SHARE

               In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share." ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutieve effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to Statement 128 requirements.

              A reconciliation of shares used in the calculation of basic and diluted earnings per share follows (in thousands, except per share data):

                                                    Three Months Ended       Six Months Ended
                                                   --------------------- -------------------
                                                     May 1,    May 2,     May 1,    May 2,
                                                      1998       1997      1998      1997
                                                    ---------  --------- --------- ---------
Net income                                             2,564      1,725     4,769     2,587
                                                      =======    =======   =======   =======

Weighted average shares outstanding                    8,580      8,032     8,529     8,005
Basic net income per share                             $0.30      $0.21     $0.56     $0.32
                                                      =======    =======   =======   =======

Shares used in computing basic net income per share    8,580      8,032     8,529     8,005
Dilutive stock options                                   420        124       447       130
                                                    ---------  --------- --------- ---------
Adjusted weighted average shares                       9,000      8,156     8,976     8,135
Diluted net income per share                           $0.28      $0.21     $0.53     $0.32
                                                      =======    =======   =======   =======



NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                       May 1, 1998         OCTOBER 31, 1997
                      ----------------      ----------------
Raw Materials              $1,190              $1,121
Work in Process             5,356               3,131
Finished Goods                259                 279
                           ------              ------
                            6,805               4,531
Precontract Costs               7                 290
                           ------              ------
                           $6,812              $4,821
                           ======              ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At May 1, 1998, the unfavorable inventoried variance was approximately $224,000 while at May 2, 1997, the favorable inventoried variance was $70,000; each variance was included in work in process. At October 31, 1997, the variance was zero since all revenues and costs were recorded at the actual indirect rates for the fiscal year end.


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

BUSINESS ENVIRONMENT/BACKGROUND:

       Applied Signal Technology, Inc. (Applied Signal Technology or the Company) designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used predominantly by the United States Govern-ment and allied foreign governments for reconnaissance of foreign tele-communications. Signal reconnaissance systems are composed of collection equipment and processing equipment. Collection equipment consists of sophisticated receivers that scan the radio frequency (RF) spectrum (cellular telephone, microwave, ship-to-shore, and military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Signal processing equipment, using sophisticated software and hardware, evaluates the characteristics of the collected signals and selects signals that are likely to contain relevant information. Since inception, the Company has focused its efforts primarily on processing equipment, but also provides specialized collection equipment, as well as complete signal reconnaissance systems.

       The Company's business strategy is to capitalize on the forces of change within the U.S. Government and in the world today. As set forth in Secretary of Defense William Cohen's message preceding the Quadrennial Defense Review (10/97), the United States Government must seek out opportunities to outsource and privatize non-core activities which have been restrained by regulations and practices built up during the Cold War. The Secretary also stated that the United States Government needs to deregulate much of the defense industry to reap the cost and creativity benefits of full and open private competition. Further, as stated in the Quadrennial Defense Review, "We must have a globally vigilant intelligence system to provide early strategic warning of crisis and detect threats in an environment complicated by more actors and more sophisticated technology." It is the Company's intent to capitalize on these forces of change and create opportunities for continued growth for Applied Signal Technology.

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

       The Company devotes significant resources toward understanding the United States Government's signal reconnaissance goals, capabilities and perceived future needs. The Company obtains information about these signal reconnaissance needs through frequent marketing contact between its employees and technical and contracting officials of the United States Government. The Company believes that it has more marketing contact with customers and potential customers than is customary among its competitors. In addition, the Company invests in research and development (R&D) which it anticipates will enable it to develop signal reconnaissance equipment that meets these needs. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors. (See "Research and Development.")

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


QUARTER AND SIX MONTHS ENDED MAY 1, 1998 COMPARED TO
QUARTER AND SIX MONTHS ENDED MAY 2, 1997:

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the second quarter of fiscal 1998 were approximately $27,732,000, representing a 16% increase over the second quarter of fiscal 1997 revenues of approximately $23,987,000.
Revenues for the six months ended May 1, 1998 were approximately
$52,093,000, up 18% from $44,071,000 for the first six
months of fiscal 1997. The increase in the second quarter and year-to-date revenues is primarily attributable to the increased contract activity on both development contracts as well as product sales, and due to the Company's ability to attract and retain personnel.

New order levels for the second quarter were approximately $16,351,000, down 32% from record order levels of approximately $24,181,000 reported for the second quarter of fiscal 1997. New orders for the first six months of fiscal 1998 were approximately
$26,352,000, down 20% compared to the $32,875,000
reported for the same period of fiscal 1997. The decrease in order levels seen during the second quarter of fiscal 1998 is due in part to what management believes has been uncertainty among its customer regarding budget allocations and, in part, due to a delay of certain contract awards.

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options) was approximately $57,526,000 at May 1, 1998, a decrease of 20% when compared to the backlog of approximately
$71,923,000 at May 2, 1997. The decrease in backlog as of May 1, 1998 is due in part to the low order levels experienced in the first six months of fiscal 1998 and, in part, due to completion of certain multi-year contracts.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including materials and labor, and manufacturing overhead costs. Contract costs as a percentage of revenue were 62.6% for the second quarter of fiscal 1998 versus 65.6% for the same period of fiscal 1997. Contract costs as a percentage of revenues for the six months ended May 1, 1998 were 62.2% versus
65.5% for the first six months of fiscal 1997. Contract costs as a percentage of revenue for the second quarter and first six months of fiscal 1998 were down primarily due to price decreases realized for component parts as well as efficiency gains related to larger production runs on certain contracts. Further, contract costs as a percentage of revenue for the first six months of fiscal 1997 were abnormally high due primarily to recording a reserve in the second quarter in anticipation of unfavorable indirect spending variances.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements;
Note 2 - Inventory.") Research and development expenses as a percentage of revenues were 6.0% and 10.0% for the second quarter of fiscal years 1998 and 1997, respectively. For the first six months of fiscal years
1998 and 1997 research and development expenses as a percentage of revenues were 6.5% and 11.0%, respectively. Although R&D spending was in-line with the Company's budgeted amounts, the amount reflected on the financial statements is lower than the first six months of fiscal 1997 due to the application of a lower overhead and G&A target rates previously noted in the "Notes to Financial Statements; Note 2 - Inventory."

During fiscal 1998, the Company made a decision to recover more of its R&D spending in its billing rates.
Accordingly, the Company did not fund any investment in R&D for the first six months of fiscal 1998 as compared to 2.2% of revenues for the first six months of fiscal
1997. In future periods, the Company intends to fund investments in research and development in an effort to meet customers' needs before its competitors; however, there can be no assurances that the Company will be able to develop and market new products successfully in the future.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See
"Notes to Financial Statements; Note 2 - Inventory.")
General and administrative expenses were approximately
$4,524,000 or 16.3% of revenues for the second quarter of fiscal 1998 compared to approximately
$3,171,000 or 13.2% of revenues for the second quarter of fiscal 1997. General and administrative expenses were approximately $8,729,000 or 16.8% of revenues and approximately $6,353,000 or 14.4% of revenues for the six months ended
May 1, 1998 and May 2, 1997, respectively. Consistent with government contracting methodology, the Company considers both general and administrative expenses and research and development expenses part of its general and administrative indirect expense pool. Combined, R&D and general and administrative expenses were 23.3% of revenues for the first six months of fiscal 1998 compared to 25.4% for the same period of fiscal 1997. General and administrative expenses as a percentage of revenues were down for the quarter and year-to-date periods in fiscal 1998 due, in part, to higher profits recorded during the second quarter and six months of fiscal 1998 compared to the same periods of fiscal 1997 and, in part, due to the lower targeted general and administrative rate being applied to contracts during the fiscal year.

INTEREST INCOME/(EXPENSE):    For the quarter ended May 1,
1998, interest income was approximately $147,000 up from approximately $37,000 of interest income for the same period of fiscal 1997. Interest income for the first six months of fiscal 1998 was approximately $292,000 compared to interest income of approximately $98,000 for the same period of fiscal 1997. The increase in interest income for the second quarter and for the first six months of fiscal 1998 is due primarily to the Company's ability to generate cash from operations due to improved profitability.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of net income before income taxes was 39.0% for the second quarter and for the first six months of fiscal 1998, compared to 36.5% for the same periods of fiscal 1997. The increase in the quarter and year-to-date tax rate for fiscal 1998 is primarily a result of the increase in estimated federal and state tax liability as a result of the increase in profitability.


ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

        At May 1, 1998 cash and short-term investments totaled approximately $10,670,000. Historically, the
Company's primary source of liquidity has been the cash flow generated from operations as well as issuance of common stock through its employee stock plans.

NET CASH FROM OPERATING ACTIVITIES:
Net cash provided by operating activities has varied
significantly from quarter to quarter. These variances
are primarily the result of changes in net income,
changes in the rate of investment in accounts receivable
and the changes in inventories held by the Company.
During the first six months of fiscal 1998, approximately $6,851,000 was provided by operating activities versus approximately $1,008,000 during the comparable period of fiscal 1997. Net income of approximately $4,789,000 and was considerably higher for the first six months of fiscal 1998 as compared to the net
income of approximately $2,587,000 reported for the same period of fiscal 1997. As explained earlier, this improved profitablility is primarily due to higher contract fees and lower R&D costs as a percentage of revenues. During the first six months of fiscal 1998, accounts receivable decreased by
approximately $2,841,000 when compared to an increase
of approximately $1,552,000 in accounts receivable during the same period of fiscal 1997.  The cash generated by
accounts receivable is due, in part, to collections related to greater contract activity and, in part, due to increased collections received from a one-time billing modification allowed by the U.S. Government in the fourth quarter of fiscal
1997.   Cash used in the investment  in inventories,
prepaids and other current assets during the first six months of fiscal 1998 was approximately $2,294,000, compared to approximately $2,531,000 of cash used during the comparable period of fiscal 1997. This reduction is due primarily to the reduction of timing-related targeted indirect rate variances (See "Notes to Financial Statements; Note 2 - Inventory").

NET CASH FROM INVESTING ACTIVITIES:   Cash used in
investing activities during the first six months of fiscal 1998 was approximately $6,760,000 compared to approximately $3,137,000 used in investing activities during the same period of fiscal 1997. The primary activities for the first six months of fiscal 1998 were due to the purchase and the maturity of short-term investments, as well as acquiring property and equipment. The Company's capital investment continues to be driven by an increase in the number of new employees and the increase in the number of contracts awarded and by the level of development-type contracts that have required test and computing equipment.

NET CASH FROM FINANCING ACTIVITIES:   Cash used in
financing activities during the first six months of fiscal 1998 was approximately $1,368,000 versus approximately $570,000 provided by financing activities during the same period of fiscal 1997. The use of cash for financing activities during the six months of fiscal 1998 is primarily attributable to the repurchase of the Company's common stock.

        In November 1997, the Company approved a discretionary program to repurchase up to $3,300,000 of the Company's common stock to offset potential dilutive effects to earnings per share from the issuance of stock options. In May 1998, the Company authorized the repuchase of an additional 250,000 shares. The Company intends to use existing cash and short-term investments to finance any stock repurchases. At the end of the second quarter of fiscal 1998, 200,000 shares had been repurchased under both programs at an aggregate cost of approximately
$2,881,000.

        The Company has a bank credit agreement to augment cash flow needs and to provide term financing for capital investments. The Company maintains a $3,000,000 unsecured, revolving line of credit for short-term cash requirements which expires March 15, 1999. The unsecured, revolving line of credit bears interest at the bank's reference rate (8.5% as of May 1, 1998).
Outstanding amounts on the unsecured, revolving line of credit were zero at May 1, 1998 and October 31, 1997.

        The Company believes that the funds generated from operations, existing working capital and amounts available under its existing line of credit will be sufficient to meet its cash needs for the next twelve months.





















































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

       Revenue Concentration: Due to the award of certain larger contracts, the Company has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 20% of revenue for the first six months of fiscal 1998 compared to 24% attributable to the same contract in the first six months of fiscal 1997. This contract may be terminated at the convenience of the United States Government. If this contract or other larger contracts of the Company were terminated, this could have a material adverse effect on the Company's results of operations.

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

               In February 1998, the Company was contacted by one of its primary customers to negotiate an administrative settlement regarding the voluntary disclosure discussed above. The Company has provided the necessary information to the Government and intends to enter into good faith negotiations during fiscal 1998 regarding the voluntary disclosure.

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



Item 4.  SUMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

               The annual meeting of shareholders of the Company was held March 12, 1998.

               The shareholders approved a proposal to elect three Class II Directors of the Board of Directors of the Company to serve until the 2000 Annual Meeting of Shareholders and/or until their respective successors are duly elected and qualified. The proposal received the following votes:


                  FOR          WITHHELD

John P. Devine    6,653,338    504,116
David D. Elliman  6,654,667    502,787
Gary L. Yancey    6,647,910    509,544


              The shareholders ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending October 31, 1998. The proposal received the following votes:



                  FOR          AGAINST          ABSTENTIONS       BROKER NON-VOTES

                  6,839,959    311,015           6,480            0






Item 6.        Exhibits and Reports on Form 8-K


               Exhibits -- See Index to Exhibits

               Reports on Form 8-K -- The Company did not file any reports on Form 8-K during the six months ended May 1, 1998.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


Applied Signal Technology, Inc.



/s/ Brian M. Offi/                                  June 9, 1998
------------------------------                     ---------------------------
Brian M. Offi
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


                            APPLIED SIGNAL TECHNOLOGY

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER     DESCRIPTION OF DOCUMENT
 ------     -----------------------
10.18       Commercial Crdit Agreement dated March 30, 1998 with Sanwa Bank California
27.1        Financial Data Schedule
