Form 10-Q
period 1998-07-31
APPLIED SIGNAL TECHNOLOGY INC
filed 1998-09-10
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE PERIOD ENDED JULY 31, 1998

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

Common Stock, no par value, 8,401,012 shares outstanding as of August 28, 1998.

Part 1.  Financial Information
Item 1.   Financial Statements

                         APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                         July 31,    October 31
                                                         1998        1997
                                                         ----------  ----------
                                                         (Unaudited) (Note)
                       ASSETS
Current assets:
  Cash                                                      $8,232      $7,403
  Short-term investments                                     2,042       1,331
  Accounts receivable:
    Billed                                                  15,017      20,496
    Unbilled                                                15,430      12,152
                                                         ----------  ----------
     Total accounts receivable                              30,447      32,648
  Inventory                                                  6,986       4,821
  Prepaid and other current assets                           2,436       2,176
                                                         ----------  ----------
    Total current assets                                    50,143      48,379

Property and equipment, at cost:
  Machinery and equipment                                   30,857      27,312
  Furniture and fixtures                                     3,983       3,650
  Leasehold improvements                                     5,760       5,310
  Construction in process                                    1,189         419
                                                         ----------  ----------
                                                            41,789      36,691
Accumulated depreciation and amortization                  (24,087)    (20,980)
                                                         ----------  ----------
    Net property and equipment                              17,702      15,711

Other assets                                                    43          71
                                                         ----------  ----------

Total assets                                               $67,888     $64,161
                                                         ==========  ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                          $2,592      $3,705
  Accrued payroll and related benefits                       5,945       6,295
  Other accrued liabilities                                  2,013       1,877
  Income taxes payable                                       2,253       1,567
                                                         ----------  ----------
    Total current liabilities                               12,803      13,444

Deferred income taxes                                          951         951

Shareholders' equity:
  Common stock, no par value: 20,000,000 shares
  authorized; issued and outstanding -- 8,401,012 at
  July 31, 1998 and 8,351,629 at October 31, 1997           18,933      22,197
  Retained earnings                                         35,159      27,539
  Net unrealized gain/(loss) on securities                      42          30
                                                         ----------  ----------
Total shareholders' equity                                  54,134      49,766
                                                         ----------  ----------
               Total liabilities and
                   shareholders' equity                    $67,888     $64,161
                                                         ==========  ==========


Note: The balance sheet at October 31, 1997 has been derived from the audited balance sheet at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In thousands, except per share data)

                                              Three Months Ended     Nine Months Ended
                                             ---------------------  -------------------
                                              July 31,   August 1,   July 31,  August 1,
                                                1998       1997       1998      1997
                                             ---------- ----------  --------- ---------
Revenues from contracts                        $27,373    $22,600    $79,467   $66,671

Operating expenses:
  Contract costs                                16,695     13,793     49,118    42,672
  Research and development                       1,742      2,269      5,158     7,133
  General and administrative                     4,604      3,062     13,333     9,415
                                             ---------- ----------  --------- ---------
      Total operating expenses                  23,041     19,124     67,609    59,220
                                             ---------- ----------  --------- ---------

Operating income                                 4,332      3,476     11,858     7,451
Interest income(expense), net                      140         18        432       116
                                             ---------- ----------  --------- ---------
Income before provision
  for income taxes                               4,472      3,494     12,290     7,567
Provision for income taxes                       1,621      1,351      4,670     2,838
                                             ---------- ----------  --------- ---------

Net income                                      $2,851     $2,143     $7,620    $4,729
                                             ========== ==========  ========= =========

Earnings per share - basic                       $0.34      $0.26      $0.90     $0.59
Weighted average shares - basic                  8,429      8,188      8,495     8,065

Earnings per share - diluted                     $0.32      $0.25      $0.86     $0.57
Weighted average shares - diluted                8,776      8,517      8,909     8,286



                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                 (In thousands)

                                                         NINE MONTHS ENDED
                                                     ----------------------
                                                     July 31,    August 1,
                                                     1998        1997
                                                     ----------  ----------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $7,620      $4,729
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        3,107       2,965
    Changes in:
    Accounts receivable                                  2,201      (1,408)
    Inventory, prepaids and other assets                (2,396)     (4,183)
    Accounts payable and accrued liabilities              (640)      1,955
                                                     ----------  ----------
      Net cash provided by operating activities          9,892       4,058

INVESTING ACTIVITIES:
  Purchases of investments                              (5,000)        --
  Maturities of investments                              4,300         400
  Additions to property and equipment                   (5,099)     (4,534)
                                                     ----------  ----------
      Net cash used in investing activities             (5,799)     (4,134)

FINANCING ACTIVITIES:
  Issuance of common stock                               2,707       1,518
  Repurchase of common stock                            (5,971)        --
                                                     ----------  ----------
      Net cash provided by (used in) financing activi   (3,264)      1,518

Net increase in cash                                       829       1,442
Cash, beginning of period                                7,403       1,559
                                                     ----------  ----------
Cash, end of period                                     $8,232      $3,001
                                                     ==========  ==========
Supplemental disclosures of cash flow information:
    Interest paid                                          $23         $36
    Income taxes paid                                   $2,084      $3,020

                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 July 31, 1998


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ending July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

INVESTMENTS

               The Company's investment securities, which consist primarily of U.S. Treasury Securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income (expense), net. As of July 31, 1998, the contractual maturities of the debt securities are staggered to mature by November 1998.

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

              A reconciliation of shares used in the calculation of basic and diluted earnings per share follows (in thousands, except per share data):

                                                    Three Months Ended       Nine Months Ended
                                                   --------------------- -------------------
                                                    July 31,  August 1,  July 31,  August 1,
                                                      1998       1997      1998      1997
                                                    ---------  --------- --------- ---------
Net income                                            $2,851     $2,143    $7,620    $4,729
                                                      =======    =======   =======   =======

Weighted average shares outstanding                    8,429      8,188     8,495     8,065
Basic net income per share                             $0.34      $0.26     $0.90     $0.59
                                                      =======    =======   =======   =======

Shares used in computing basic net income per share    8,429      8,188     8,495     8,065
Dilutive stock options                                   347        329       414       221
                                                    ---------  --------- --------- ---------
Weighted average shares-diltued                        8,776      8,517     8,909     8,286
Diluted net income per share                           $0.32      $0.25     $0.86     $0.57
                                                      =======    =======   =======   =======



NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                       July 31, 1998         OCTOBER 31, 1997
                      ----------------      ----------------
Raw Materials              $1,202              $1,121
Work in Process             5,383               3,131
Finished Goods                392                 279
                           ------              ------
                            6,977               4,531
Precontract Costs               9                 290
                           ------              ------
                           $6,986              $4,821
                           ======              ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At July 31, 1998, the unfavorable inventoried variance was approximately $337,000 while at August 1, 1997, the unfavorable inventoried variance was approximately $1,227,000; each variance was included in work in process. At October 31, 1997, the variance was zero since all revenues and costs were recorded at the actual indirect rates for the fiscal year end.


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




QUARTER AND NINE MONTHS ENDED JULY 31, 1998 COMPARED TO
QUARTER AND NINE MONTHS ENDED AUGUST 1, 1997:

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the third quarter of fiscal 1998 were approximately $27,373,000, representing a 21% increase over the third quarter of fiscal 1997 revenues of approximately $22,600,000.
Revenues for the nine months ended July 31, 1998 were approximately $79,467,000, up 19% from approximately $66,671,000 for the first nine months of fiscal 1997.
The increase in the third quarter and year-to-date revenues is primarily attributable to the increased contract activity on both development contracts as well as product sales, and due to the Company's ability to attract and retain personnel, which has been difficult in recent years because of the competitive market for qualified employees in the expanding local California economy.


New order levels for the third quarter were approximately $25,079,000, down 10% from order levels of approximately $27,889,000 reported for the third quarter of fiscal 1997. New orders for the first nine months of fiscal 1998 were approximately
$51,430,000, down 15% compared to the $60,764,000
reported for the same period of fiscal 1997. The Company believes that the decrease in orders experienced for the quarter and nine month periods of fiscal 1998 is due in part to delays experienced in the award of new development contracts and in part due to a reduced number of awards for off-the-shelf products. While management believes that the demand for global intelligence gathering products should continue, there can be no assurances that the reduced order flow experienced through July 31, 1998 will not have an impact on future-year revenue. Management is assessing the factors causing the apparent delay in orders in order to determine the appropriate response.

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options) was approximately $55,106,000 at July 31, 1998, a decrease of 28% when compared to the backlog of approximately
$76,980,000 at August 1, 1997. The decrease in backlog as of the third quarter of fiscal 1998 is due in part to the low order levels experienced in the first nine months of fiscal 1998 and, in part, due to completion of certain multi-year contracts.


CONTRACT COSTS: Contract costs consist of direct costs on contracts, including materials and labor, and manufacturing overhead costs. Contract costs as a percentage of revenue were 61.0% for the third quarter of fiscal 1998 and for the same period of fiscal 1997.
Contract costs as a percentage of revenues for the nine months ended July 31, 1998 were 61.8% versus 64.0% for the first nine months of fiscal 1997. Contract costs as a percentage of revenue for the first nine months of fiscal
1998 were down primarily due to economic gains related to larger production runs on certain contracts as well as greater profit margins realized on certain engineering projects and off-the-shelf products. Further, contract costs as a percentage of revenues for the first nine months of fiscal
1997 were abnormally high due primarily to recording a reserve in the second quarter of fiscal 1997 in anticipation of unfavorable indirect spending variances.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements;
Note 2 - Inventory.") Research and development expenses as a percentage of revenues were 6.4% and 10.0% for the third quarter of fiscal years 1998 and 1997, respectively. For the first nine months of fiscal years
1998 and 1997 research and development expenses as a percentage of revenues were 6.5% and 10.7%, respectively. R&D as a percent of revenue is down for the quarter and first nine months of fiscal 1998 compared to fiscal 1997 due to the timing of related spending variance recorded during the interim reporting periods. For fiscal year 1998, management has targeted approximately 10% of revenue for the overall spending of R&D expenses and believes this is attainable.

During fiscal 1998, the Company made a decision to recover more of its R&D spending in its billing rates.
Accordingly, the Company did not fund out of earnings any investment in R&D for the first nine months of fiscal
1998 as compared to 2.2% of revenues funded for the first nine months of fiscal 1997. The Company intends to make substantial investments in research and development in an effort to meet customers' needs before its competitors; however, there can be no assurances that the Company will be able to develop and market new products successfully in the future.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See
"Notes to Financial Statements; Note 2 - Inventory.")
General and administrative expenses were approximately
$4,604,000 or 16.8% of revenues for the third quarter of fiscal 1998 compared to approximately $3,062,000 or 13.5% of revenues for the third quarter of fiscal 1997.
General and administrative expenses were approximately
$13,333,000 or 16.8% of revenues and approximately
$9,415,000 or 14.1% of revenues for the nine months ended
July 31, 1998 and August 1, 1997, respectively. The increase in general and administrative expenses as a percent of revenue is due to timing related spending variances which will be restated at year-end to actuals consistent with the Company's accounting policy.

INTEREST INCOME/(EXPENSE): For the quarter ended July 31, 1998, interest income was approximately $140,000 up from approximately $18,000 interest income for the same period of fiscal 1997. Interest income for the first nine months of fiscal 1998 was approximately $432,000 compared to interest income of approximately $116,000 for the same period of fiscal 1997. The increase in interest income for the third quarter and for the first nine months of fiscal 1998 is due primarily to the Company's ability to generate cash from operations because of improved margins as well as from additional efforts expended to collect outstanding receivable balances.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of net income before income taxes was 36.2% for the third quarter of fiscal 1998 compared to 38.7% for the third quarter of fiscal 1997. The effective tax rate for the nine months ended July 31, 1997 and August 1, 1997 was 38.0% and 37.5%, respectively. The decrease in the rate for the third quarter of fiscal 1998 was primarily the result of the cumulative effect of a year-to-date adjustment made in the third quarter from a previously recognized 39.0% combined tax rate during the first two quarters of fiscal 1998 to a 38% combined tax rate projected for fiscal 1998. The increase in year-to-date tax rate for fiscal 1998 as compared to the tax rate for the same period in fiscal 1997 is the a result of the increase in estimated federal and state tax liability as a result of the increase in profitability.



ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

        At July 31, 1998 cash and short-term investments totaled approximately $10,274,000. Historically, the
Company's primary source of liquidity has been the cash flow generated from operations as well as from the issuance of common stock through its employee stock plans.

NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Net cash provided by operating activities has varied
significantly from quarter to quarter. These variances
are primarily the result of changes in net income,
changes in the rate of investment in accounts receivable
and the changes in inventories held by the Company.
During the first nine months of fiscal 1998,
approximately $9,892,000 was provided by operating
activities versus approximately $4,058,000 during the
comparable period of fiscal 1997.  Net income of
approximately $7,620,000 was considerably higher for
the first nine months of fiscal 1998 as compared to the net
income of approximately $4,729,000 reported for the same
period of fiscal 1997 is primarily due to higher contract revenue recorded on the Company's contracts. During the first nine months of fiscal 1998, accounts receivable decreased by
approximately $2,201,000 when compared to an approximate
increase of $1,408,000 in accounts receivable during the
same period of fiscal 1997.  The cash generated by
accounts receivable is due, in part to greater collections
efforts and, in part, due to collections received from a one-time billing modification in the fourth quarter of fiscal 1997 authorized
by the U.S. Government.   Cash used in the investment  in inventories,
prepaids and other current assets during the first nine months of fiscal 1998 was approximately $2,396,000, compared to approximately $4,183,000 of cash used during the comparable period of fiscal 1997. This reduction is due primarily to the reduction of timing-related targeted indirect rate variances (See "Notes to Financial Statements; Note 2 - Inventory").

NET CASH FROM INVESTING ACTIVITIES: Cash used in investing activities during the first nine months of fiscal 1998 was approximately $5,799,000 compared to approximately $4,134,000 used by investing activities during the same period of fiscal 1997. The primary activities for the first nine months of fiscal 1998 were due to the purchases and the maturities of short-term investments, as well as acquiring property and equipment. The Company's capital investment continues to be driven by an increase in the number of new employees and by the level of development-type contracts that have required test and computing equipment.

NET CASH FROM FINANCING ACTIVITIES: Cash used in financing activities during the first nine months of fiscal 1998 was approximately $3,264,000 versus approximately $1,518,000 being provided by financing activities during the same period of fiscal 1997. The use of cash for financing activities during the nine months of fiscal 1998 is primarily attributable to the repurchase of the Company's common stock.

In November 1997, the Company approved a discretionary program to repurchase up to $3,300,000 of the Company's common stock to offset potential dilutive effects to earnings per share from the issuance of stock options. In May 1998, the Company further authorized the repurchase of 250,000 shares. The Company intended to use existing cash and short-term investments to finance any stock repurchases. By August 3, 1998, both repurchase programs had been fully executed with approximately
487,000 shares purchased at a cumulative price of approximately
$6,207,000.

The Company has a bank credit agreement to augment cash flow needs and to provide term financing for capital investments. The Company maintains a $3,000,000 unsecured, revolving line of credit for short-term cash requirements which expires March 15, 1999. The unsecured, revolving line of credit bears interest at the bank's reference rate (8.5% as of July 31, 1998).
Outstanding amounts on the unsecured, revolving line of credit were zero at July 31, 1998 and October 31, 1997.

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

       Revenue Concentration: Due to the award of certain larger contracts, the Company has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 20% of revenue for the first nine months of fiscal 1998 compared to 24% attributable to the same contract in the first nine months of fiscal 1997.

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



Item 6.        Exhibits and Reports on Form 8-K


               Exhibits -- See Index to Exhibits

               Reports on Form 8-K -- The Company did not file any reports on Form 8-K during the quarter ended July 31, 1998.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


Applied Signal Technology, Inc.



/s/ Brian M. Offi/                                  September 10, 1998
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
