Form 10-K
period 1998-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 1999-01-28
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                       or

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

     Common Stock, without par value -- $70,251,078 as of January 5, 1999.

Number of shares of registrant's common stock outstanding:

     Common Stock, without par value -- 8,528,375 shares as of January 5, 1999.

               DOCUMENTS INCORPORATED BY REFERENCE
The registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 11, 1999 is incorporated herein by reference in Part III to the extent stated herein.

This Annual Report on Form 10-K consists of 58 pages, including exhibits; the exhibit index is on page 56.

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

         Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

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


GENERAL

       Applied Signal Technology, Inc. (Applied Signal Technology or the Company) designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications predominantly by the United States Government and allied foreign governments, for certain industrial applications and for defense communications systems. Signal reconnaissance systems are composed of collection equipment and processing equipment. Collection equipment consists of sophisticated receivers that scan the radio frequency (RF) spectrum (cellular telephone, microwave, ship-to-shore, and military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Signal processing equipment, using sophisticated software and hardware, evaluates the characteristics of the collected signals and selects signals that are likely to contain relevant information. Industrial applications include commercial communication system quality monitoring and data network intrusion detection. Defense communication equipment provide reliable, high-speed data transfer for military applications. Since inception, the Company has focused its efforts primarily on processing equipment, but also provides specialized collection equipment, as well as complete systems.

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

Industrial Applications

       The volume of data transferred and made available to individuals is growing exponentially worldwide. This trend dictates maximum efficiency of spectrum usage by the commercial telecommunications companies. The spectrum usage is especially critical in the band limited radio frequency (RF) environment that personal communication systems (e.g., cellular systems) and communication satellite systems (e.g., PanAmSat, Intelsat, InMarSat) utilize. As these systems attempt to maximize this usage, there is an increasingly higher probability that data transfer will be impaired. This creates demand for sophisticated data quality monitoring.

       The Company believes that its signal processing prowess in non-intrusive signal reconnaissance developed over the years, lends itself nicely to this quality monitoring requirement. In addition, as the Company continues to stay abreast of the United States
Government's future signal reconnaissance needs, it naturally stays abreast of trends in telecommunication technology. The Company believes this knowledge places it in the favorable position of understanding the data transfer techniques that will require quality monitoring in the future.

       As the world becomes more reliant upon data transfer and data access for its day-to-day activities (i.e., E-Commerce), it also becomes more vulnerable to unauthorized data access or manipulation. This creates a requirement for data system intrusion detection. This intrusion detection must obviously be performed without impact upon the data transfer.

       The Company believes that the technological expertise it has developed for signal reconnaissance positions the Company to develop and commercialize intrusion detection technology. In particular, the Company's signal processing prowess provides the fundamentals for the development of intrusion detection equipment.

Defense Communications

       Just as the civilian world is becoming increasingly dependent upon data transfer and access, so is the military. The military branches utilize data transfer for guidance, computer-to-computer battlefield planning, high quality communications, and so forth. Many times this data transfer must occur under non-ideal transport modes.
The transport invariably is in the radio frequency spectrum and must occur under sub-optimum conditions such as minimal frequency planning for interference mitigation; inaccurate antenna pointing; and moving platforms. These defense communication systems must be able to mitigate these data transfer anomalies in an automated or semi-automated manner in order to provide reliable, rapidly deployed communications.

       The Company believes that the technological expertise it has developed for signal reconnaissance systems to adequately process data collected in non-ideal situations lends itself to these defense communication system requirements. In particular, our vast experience in adaptive equalization/demodulation of sophisticated data telecommunication signals provide the capability to develop equipment that overcomes these data transport anomalies.


DESCRIPTION OF THE BUSINESS

       Applied Signal Technology designs, develops, and manufactures equipment to collect and process telecommunication signals for signal reconnaissance, industrial applications, and defense communication systems. The signal reconnaissance equipment is purchased by military and intelligence organizations of the United States Government and foreign countries to be used for foreign signal reconnaissance. The industrial signal processing equipment can be purchased by private industry as well as government organizations (United States and foreign) for telecommunication quality monitoring and data network intrusion detection applications. The defense communication equipment is purchased by the Unites States Military to provide high-speed data transfer capabilities.

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

Industrial Applications

       The current technological trend worldwide is exponential growth in the volume of data transferred and made available to the individual. This trend dictates maximum efficiency of frequency spectrum usage by the commercial telecommunication companies. The spectrum usage is especially critical in the band limited radio frequency (RF) environment that personal communication systems (e.g., cellular systems) and communication satellite systems (e.g., PanAmSat, Intelsat, InMarSat) utilize. As these systems attempt to maximize this usage, there is an increasingly higher probability that data transfer will be impaired. This creates demand for sophisticated data quality monitoring.

       Traditionally, telecommunication techniques have been sufficiently low technology that fairly unsophisticated techniques could be used for quality monitoring. The rapid advancement of telecommunication technology and desire to maximize data transfer in the recent years has created a major technological challenge for the quality monitoring. the commercial telecommunication companies are just now realizing the need for sophisticated signal processing equipment to perform quality monitoring.

       As the world become more reliant upon data transfer and data access for its day-to-day activities (i.e., E-Commerce), it also becomes more vulnerable to unauthorized data access or manipulation. This creates a requirement for data system intrusion detection. This intrusion detection must obviously be performed without impact upon the data transfer.

       The information providers and database ownerso of data networks are increasingly assessing their vulnerabilities and protection needs. Data network protection is becoming a concern of organizations worldwide.

Defense Communications

       Just as the civilian world is becoming increasingly dependent upon data transfer and access, so is the military. The military branches utilize data transfer for guidance, computer-to-computer battlefield planning, high quality communications, and so forth. This data transfer many times must occur under non-ideal transport modes.
The transport invariably is in the radio frequency spectrum and must occur under sub-optimum conditions such as minimal frequency planning for interference mitigation; inaccurate antenna pointing; and moving platforms. These defense communication systems must be able to mitigate data transfer anomalies in an automated or semi-automated manner in order to provide reliable, rapidly deployed communications.

       The military branches are adapting to advancing state-of-the-art data transfer technologies. As they are adopting these capabilities and understanding the new technologies they are faced with added complexities compared to commercial applications. The United States Government started investing in research and development to overcome these complexities. The goal is to provide a reliable all-digital battlefield by 2010.


STRATEGY

       Applied Signal Technology's objective is to anticipate the needs of the telecommunication processing marketplace and to invest in research and development in an effort to provide solutions before the Company's competitors. In some cases, this involves the development of equipment to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. The Company's strategy to accomplish its objective includes the following elements:

       - Anticipate Marketplace Needs. The Company devotes significant resources in order to understand perceived future telecommunication processing needs. The Company monitors technological and commercial advances in telecommunications to identify advances it believes will create new opportunities. The Company obtains information about marketplace needs through frequent contact with customer employees and technical and contracting officials. In contrast, the Company believes that competitors often wait until potential customers request competitive proposals for equipment to satisfy specific requirements and then respond to these requests.

            Many times, sole source contracts are granted by the United States Governments when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. Since the Company's inception, the majority of its revenues have been from sole source contracts. The Company believes that the large number of sole source contracts it obtains demonstrates that it often anticipates marketplace needs correctly. There can be no assurance, however, that the Company will anticipate correctly the marketplace needs in the future.

       - Invest in Research and Development. The Company invests in research and development it believes will enable it to develop equipment that will satisfy the telecommunication processing needs of the future. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors. The Company believes its R&D investments often enable it to offer superior products before its competitors.

       - Develop Flexible Products. The Company develops products that can be used, with or without further modification, to satisfy the needs of a variety of customers. The Company uses its prior product development efforts to offer customers cost-effective solutions and to offer these solutions promptly. The Company believes that custom equipment developed by many of the Company's competitors generally cannot be as readily deployed in as wide a variety of circumstances as the Company's products.

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

      - Focus on Signal Processing. Since inception, the Company has focused much of its attention on developing signal processing equipment. The Company believes that there have been and will continue to be more opportunities to develop specialized signal processing equipment to satisfy emerging technological requirements.

      - Increase Penetration and Broaden Customer Base. The Company believes that its traditional customers offer significant opportunities for sales growth, both in terms of additional units of developed products and the development of new products and, accordingly, directs much of its marketing efforts toward these customers in order to increase the Company's penetration of these markets.

            In addition, more recently, the Company has been attempting to broaden its customer base through the aggressive pursuit of new markets relating to quality monitoring of commercial satellite communications, data network intrusion protection, and defense communications.


PRODUCTS

       The Company's products consist of signal collection and processing equipment that use software and hardware developed over many years by the Company in the course of performing development contracts to provide signal reconnaissance equipment to the United States Government. This software and hardware enable the Company's processing equipment to evaluate large numbers of radio frequency signals and to select the relatively small proportion which contain information likely to be useful in the signal reconnaissance programs of the United States Government. More recently, the Company has leveraged its product and technology base into some products outside the traditional signal reconnaissance market.

       The Company offers a variety of signal reconnaissance products, which can be categorized as follows:

      - Voice Grade Channel Processors. These processors are designed to process voice grade channels (VGCs) which carry audio and other signals. The standard telecommunication systems used throughout the world put a large number of VGCs on a single carrier channel to increase the number of signals that can be transmitted at a particular frequency. VGC processors can scan thousands of signals in less than one second and use sophisticated processing technology to detect and record relevant data, which is then analyzed by United States Government personnel. These processors evaluate the characteristics of collected signals and select those signals that are likely to contain relevant information. The Company's VGC processors currently range in price from approximately $40,000 to approximately $200,000.

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

      - Processing Systems. Although the Company has emphasized subsystem or "product" development since its inception, it has also developed and delivered signal processing systems in situations where the capabilities of its products have enabled it to obtain a system development contract on a sole source basis from the United States Government. The Company's two largest system installations, for which the Company developed custom systems software, integrated a number of the Company's standard VGC processors and were developed to exacting United States Government software and documentation standards. Pricing for processing systems can vary widely depending on the system requirements. Prices may range from $100,000 to millions of dollars.

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

       The Company is now developing industrial telecommunication processing equipment and defense communications equipment marketplaces with the following product categories:

      - Communication Satellite Quality Monitors. These products collect a variety of radio frequency signals as they are emitted from the satellites and perform precise signal parameter measurements using advanced digital signal processing techniques to provide signal quality monitoring. The equipment interfaces with system control networks to provide total system quality monitoring. These products are priced in a range of approximately $50,000 to $100,000.

      - Telephone Intrusion Detection Equipment. This equipment is a variant of the voice grade channel processor using the multi-channel processing capability to detect unusual channel activity within a telephone network. This activity could be indicative of attempts at unauthorized data network entry. These products currently range in price from approximately $40,000 to $150,000.

      - Defense Communication Products. This equipment is based on the wideband processor technology. The communication products not only "clean" the signals for subsequent processing, but also include the signal generation capability to provide the complete function of an adaptive equalization wideband modem. These products currently range in price from approximately $20,000 to $40,000.


CUSTOMERS, CONTRACTS, AND MARKETING

       CUSTOMERS

       To date, purchases by the United States Government have accounted for almost all of the Company's revenues. Most of the Company's revenues have come from contracts directly with the United States Government.
The Company also has subcontracts under which it supplies products or services to prime contractors that have contracts with the United
States Government. Subcontract revenues accounted for approximately
34%, 29%, and 27% of the Company's total revenues for its fiscal years
1998, 1997, and 1996, respectively. In addition, the Company occasionally sells small quantities of equipment to foreign governments. Foreign revenues have accounted for approximately 9%, 2%, and 3% of the Company's total revenues for fiscal years 1998, 1997, and 1996, respectively.

       The Company's United States Government customers consist of approximately six military and intelligence agencies with signal reconnaissance needs. Within these six major customers, the Company has contracts with approximately 20 different offices, each with separate budgets and contracting authority. Concentration of revenue sources is significant for the United States Government. The Company's largest contract accounted for 18% of the Company's revenues in fiscal year 1998, 22% in fiscal year 1997, and 15% in fiscal year 1996.

       Two intelligence agencies accounted for approximately 39% and 28%, respectively, of revenues in fiscal year 1998; approximately 57% and 28%, respectively, of revenues in fiscal year 1997; and approximately
52% and 26%, respectively, of revenues in fiscal year 1996.

       In recent years, the United States defense budget has been reduced, causing customers and potential customers of the Company's products to re-evaluate their needs. The Company believes that budget reductions have caused agencies increasingly to favor standard products similar to the Company's products rather than custom products that generally are more expensive, take longer to deliver, and provide solutions to a narrower range of signal reconnaissance problems. Future reductions in United States Government spending on signal reconnaissance equipment or future changes in the kinds of signal reconnaissance products or services required by United States Government agencies, however, could limit demand for the Company's products, which would have a material adverse effect on the Company's operating results.


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

       Competitive bid contracts are awarded after a formal bid and proposal competition among suppliers, and sole source contracts are awarded without a formal competition. During fiscal years 1998, 1997, and 1996, approximately 62%, 69%, and 75%, respectively, of the Company's revenues were from sole source contracts, and approximately 38%, 31%, and 25%, respectively, were from competitively bid contracts.

       During fiscal years 1998, 1997 and 1996, the Company experienced an increase in the percentage of revenues from contracts awarded on a competitive basis. This increase is primarily due to an increase in the number of subcontracts awarded to the Company; subcontracts are generally awarded on a competitive basis. Management does not believe the shift in the percentage of revenues from subcontracts via competitive bidding will have a material impact on future operating results or financial condition of the Company.

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

       Competitive bid or sole source contracts can be either fixed-price contracts, pursuant to which the Company agrees to deliver equipment for a fixed price and assumes the risk of cost overruns, or cost-plus contracts, pursuant to which the Company is reimbursed for its direct and indirect costs and paid a negotiated profit. During fiscal year
1998, approximately 46% of the Company's revenues were from fixed-price contracts and approximately 54% were from cost-plus contracts. During fiscal year 1997, approximately 50% of the Company's revenues were from fixed-price contracts and approximately 50% were from cost-plus contracts. During fiscal year 1996, approximately 52% of the Company's revenues were from fixed-price contracts and approximately 48% were from cost-plus contracts.

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

       The Company is subject to price redetermination on certain fixed-price U. S. Government contracts if it is determined that the Company did not price its products and services consistent with the requirements of the Federal Acquisition Regulations. As of October 31, 1998, the Company has not had a material claim sustained against it for noncompliance. See Item 3: "Legal Proceedings."

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


       MARKETING

       The Company's primary marketing efforts consist of personal contact between technical representatives of customers and potential customers and technical personnel of the Company. The Company involves all technically qualified staff members in its marketing program. The Company believes it is extremely important to have technically knowledgeable staff make marketeing contacts since an initial system concept is often developed during the first such contact. The Company believes that it has much more marketing contact with government customers and potential government customers than is customary among its competitors generally, and that this contact enables the Company to anticipate telecommunication signal processing needs, thereby giving the Company a potential advantage over its competitors.

       In addition to its primary technical marketing, the Company also conducts marketing activities designed to increase its visibility with existing and potential customers. Each year the Company conducts two equipment shows in the Washington, D.C. area demonstrating the operation of many of its signal reconnaissance products. The Company uses direct mail and magazine advertising from time to time to inform potential customers of available products. The Company also produces a signal reconnaissance product summary catalog that is updated every six months, and a quarterly newletter for direct mailing. The Company's mailing list includes contacts at private sector companies that may purchase the Company's products for their own use or for inclusion in systems they are developing, as well as contacts at United States Government agencies that buy products but do not contract for development efforts.


BACKLOG

       The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $49.4 million, $83.3 million, and $82.9 million at October 31, 1998, 1997, and 1996, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. The Company includes a contract in backlog when the contract is signed by both the Company and the customer. The Company believes that the backlog figures are firm, subject only to the cancellation and modification provisions contained in its contracts. See Item7: "-Backlog."


RESEARCH AND DEVELOPMENT

       Research and Development

        The Company conducts R&D pursuant to United States Government R&D contracts and as part of its own R&D program. United States Government R&D contracts generated approximately $60.9 million of revenues in fiscal year 1998, approximately $48.0 million in fiscal year 1997, and approximately $23.0 million in fiscal year 1996. The Company's R&D program is funded by the billing rates charged to its customers.
The Company's R&D expenditures as a percentage of revenues in fiscal years 1998, 1997, and 1996 were 11.1%, 10.5%, and 12.1%, respectively.
Research and development conducted by the Company was approximately
$12.2 million for fiscal year 1998, $10.1 million for fiscal year 1997, and $9.4 million for fiscal year 1996. The Company believes that its investment in R&D provides it with a significant competitive advantage.

       The Company seeks to develop technology capable of addressing new telecommunication signal processing requirements before its competitors. In addition, the Company focuses its R&D on developing products that can be used, with or without further modification, to satisfy various needs of a variety of customers, thereby permitting the Company to offer a solution promptly. The Company attempts to allocate its R&D funds among projects intended to yield revenues within one to two years, projects intended to yield revenues in two to five years, and projects intended to yield revenues in more than five years. Most of the Company's R&D expenditures are for projects intended to yield revenues within one to two years.

       An important aspect of the Company's R&D efforts is understanding telecommunication trends to anticipate the future signal processing needs of its customers. Not only does this allow the Company to direct its R&D engineering efforts to produce solutions promptly once a customer expresses a need, but it often allows the Company to educate the customer about its potential needs and simultaneously present a conceptual solution to those needs.


       COMPANY DIVISIONS

       The Company is organized into three technical divisions and a finance division. Two of the three technical divisions-Communication Systems and Strategic Systems-are engineering divisions which perform all of the Company's development. The engineering divisions are primarily responsible for conducting R&D and the initial development of products, while the Operations Division is primarily responsible for manufacturing multiple units of products. All divisions work together to ensure that production-related issues, such as manufacturability, reliability, and maintainability, are addressed from initial product definition through final product shipment. The Company's technical staff includes personnel with systems development expertise, which the Company applies not only to system development but also to its product development in order to ensure the compatibility of its products with a variety of system requirements. As of January 5, 1999, there were 339 employees in the engineering divisions and 180 employees in the operations division. (See "-Employees.")

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

        In addition to corporate headquarters in Sunnyvale, California, the Company has offices in Herndon, Virginia and Annapolis Junction, Maryland. As of January 5, 1999, there were 15 employees in the Virginia office and 31 employees in the Maryland office. Most of the personnel staffing these offices are technical personnel and, in addition to marketing activities, are involved in research and development and customer support (for example, installation, training, and troubleshooting). Recently, the Company relocated an employee to Salt Lake City, Utah to open an office in March 1999.

       Operations. The Operations Division is responsible for completing final product development and manufacturing multiple units of products. By combining engineering and production expertise within the Operations Division, the Company believes it is able to maximize manufacturing efficiency and, therefore, reduce overall production costs. Operations manufactures products using batch production methods. The division achieves labor efficiency by extensive cross-training of its personnel, which permits these personnel to participate in the production of all of the Company's products. The division is also responsible for managing the Company's purchases of goods and services, including third party manufacturing and assembly services. (See "-Suppliers.")

SUPPLIERS

       The Company uses suppliers in order to obtain quality goods and services without incurring the costs of providing those goods and services in-house. The Company purchases from suppliers nearly all circuit boards, integrated circuits, and other components used in its products. In addition, the Company contracts with suppliers to assemble some of its products. The Company's reliance on suppliers involves several risks, including the possibility of a shortage of certain key components and assemblies and reduced control over delivery schedules, manufacturing yields, quality, and costs. If the Company experiences significant availability or quality control problems in the future, its operating results could be adversely affected.

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

COMPETITION

       The telecommunication signal processing equipment market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. The Company's current competitors include
L-3 Communications Corporation; Boeing-North America;
E-Systems, Inc. (a subsidiary of Raytheon Corporation); GTE Government Systems Corporation; Harris Corporation; Lockheed Martin Corporation; Motorola Government Electronics Group (a subsidiary of Motorola,
Inc.); SAT Corporation; Stanford Telecommunications, Inc.; Comsat Corporation; and TRW, Inc. Substantial competition could have a material adverse effect on the Company's results of operations.

       The competition for competitively bid contracts differs from the competition for sole source contracts. Companies competing for competitive bid contracts prepare bids and proposals in response to either a commercial or government request and typically compete on price. Potential suppliers compete informally for sole source contracts through R&D investment and marketing efforts.

       Companies competing for sole source contracts attempt to identify the customer's requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the customer has identified a signal processing requirement. The principal factors of competition for sole source contracts include investments in R&D; the ability to respond to government needs promptly; product price relative to performance, quality, and customer support. The Company believes that it competes favorably on each of these factors.


PROPRIETARY RIGHTS

        The United States Government has rights to most of the technology developed by the Company under government contracts, including rights to permit other companies, including the Company's competitors, to use this technology to develop products for the United States Government.
The Company is not aware that the United States Government has exercised these rights.

        The Company has filed patent applications for certain of its technology. As of October 31, 1998, three patents have been granted to the Company. The Company believes that given the rapidly changing nature of signal collection and processing technology, its future success will depend primarily upon the technical competence and creative skills of its personnel. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers, employees, and consultants and other security measures. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate.

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

       In particular, the Company must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement or contracting obligations or security obligations could result in penalties or suspension of the Company from government contracting, which would have a material adverse effect on the Company's results of operations. (See Item 1 "-Customers, Contracts, and Marketing," and Item 3 "-Legal Proceedings.")


EMPLOYEES

       As of January 5, 1999, the Company had approximately 648 full-time employees, 170 of whom hold advanced technical degrees (master and/or doctoral degrees), including 21 with doctoral degrees.

       The Company's business requires that a large number of its technical employees obtain security clearances from the United States
Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in signal reconnaissance marketing require the appropriate clearances to meet with government technical representatives and discuss the government's needs. The Company has a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 62% of the Company's staff have security clearances. The success of the Company is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom, could adversely affect the Company's business. Such personnel are in great demand and limited supply.

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


SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

       The Company's future operating results and stock price may be subject to volatility, particularly on a quarterly basis, due to the following:

       Customer Concentration: Historically, defense and intelligence agencies of the United States Government have accounted for almost all of the Company's revenues. Future reductions in United States Government spending on signal reconnaissance and communications equipment or future changes in the kind of signal reconnaissance and communications products or services required by the United States Government agencies could limit demand for the Company's products which would have a material adverse effect on the Company's operating results and financial condition. In addition, as a supplier of these agencies, the Company must comply with numerous regulations, including regulations governing security and contracting practices. Failure to comply with these regulations could disqualify the Company as a supplier of these agencies, which would have a material adverse effect on the Company's future results of operation and financial condition.

       Revenue Concentration: Due to the award of certain larger contracts, the Company has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 18% of revenue for fiscal 1998. This compares to 22% and 15% attributable to the same contract in fiscal years 1997 and 1996, respectively. This contract may be terminated at the sole discretion of the United States Government. If this contract or other larger contracts of the Company were terminated, this could have a material adverse effect on the Company's future results of operation and financial condition.

       Competition: The telecommunication signal processing market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company's future results of operations and financial condition.

       Dependence Upon Personnel: The Company's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. There can be no assurance that the Company will continue to be successful at attracting and retaining sufficient personnel. Failure to do so could have a material adverse effect on the Company's future results of operations and financial condition.

       Risk of Fixed Price and Contract Terminations: A significant portion of the Company's revenues are derived from fixed-price contracts.
Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company's future results of operations and financial condition.

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

       Dependence Upon Certain Suppliers: Although the Company procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of the Company's products contain critical components like single board computers available solely from Motorola and Force Computers and digital signal processing integrated circuits available solely from Texas Instruments. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require the Company to re-engineer its products, or both, which could delay the Company's shipment of its products and could have a material adverse effect on the Company's future results of operations and financial condition.


Year 2000 (Y2K) Risks:

The Company has been implementing a program over the last 18 months to define and minimize risks related to transitioning into the Year 2000 and beyond. The program and associated risk assessment is segregated into the following three main areas: 1)Product Readiness Program, 2)Internal Infrastructure Readiness Program and 3)Business Partners Readiness Program. For each readiness area, the Company is systematically performing risk assessment and conducting tests and remediation as well as developing contingency plans to mitigate risk. Further, the Company is communicating with its employees, suppliers and customers regarding the Year 2000 issue in an effort to raise awareness and further mitigate risk by requesting compliance letters from its key business partners. Specific status of each area is as follows:

Product Readiness Program
Prior to January 1, 1997 (the "Certification Date"), the Company had no contractual obligation to provide Y2K compliant products/systems. As is the nature with most government contractors, the Company either developed or delivered a product to customer-defined acceptance criteria. As the government became more concerned regarding the impact of Y2K on their systems, they began requiring contractors, as part of the contractual terms and conditions, to certify all deliveries are Y2K compliant. The risk assessment for products and systems delivered prior to and after the certification date is as follows:

       Products and Systems Delivered Prior to the Certifications Date:
The Company will bring all products delivered under contracts entered into prior to the certification date into compliance upon the customer's request. The Company has performed a risk assessment for the government so they have an understanding of what previously delivered products have Y2K exposure. Since the Company's products and systems met the original contract acceptance criteria, it is generally expected that the customers would pay for the necessary upgrades.

       Products and Systems Delivered After to the Certifications Date:
Company personnel have worked with customers to develop a comprehensive test plan and are now certifying that our products meet a mutually agreed upon set of criteria for testing Y2K.

Internal Infrastructure Readiness Program
The Company has embarked on a comprehensive inventory, evaluation, remediation and/or replacement of all internal applications and hardware used to run its business. The Company expects a fully compliant internal infrastructure by September 1999. The compliance matrix the Company is using includes all network switches, hubs, routers, servers, critical business systems software and hardware, engineering support applications and tools, desktop systems, and telephone/voicemail systems.

Business Partners Readiness Program
The Company is working with its suppliers and service providers to minimize risk and provide uninterrupted service including unimpeded flow of materials to its programs. Specific status is as follows:

        Suppliers (Hardware and Software for Programs):
The Company has investigated all purchased items which may have an impact on its products resulting from the suppliers' hardware/software not being Y2K compliant. The risk in this area has been reduced to two areas: 1) key software providers and 2) providers of the single board computers.

1) Key software providers include Sun Microsystems and Wind
River Systems. Wind River has provided a certification of their Y2K compliance. Sun Microsystems is implementing a Y2K compliance program.

2) The manufacturers of the Company's single board computers used in certain products include Force, Ariel, Actel and Motorola. All of these manufacturers have provided certification of Y2K compliance.

        Suppliers (Operational Controls):
The Company's goal is to insure the unimpeded flow of materials to its programs. A review of all other components than those described above indicates that there are multiple sources available from which the Company could procure the items in the event one of the Company's suppliers has an internal control problem related to Y2K.

        Other Business Partners
The Company has been in contact with its other critical business partners (such as its 401K plan carrier and insurance provider) to insure there will be uninterrupted availability of services. All critical business partners have provided compliance letters to the Company.

Summary
The Company expects to implement successfully the systems and programming changes necessary to insure continued operations as a normal part of the Company's activities (upgrades, maintenance, normal communications, etc.). Additionally, since the programs described in this section are ongoing, all potential Year 2000 issues may have not been identified. Therefore, the potential impact of these issues on the Company's financial condition are not determinable at this time.

Costs related to the Year 2000 compliance program are either borne by certain contracts which are paid directly by the customer or administrative costs which are reimbursed indirectly through the Company's billing rates. While the Year 2000 administrative costs incurred to date have not been material, the Company anticipates incurring additional costs as the phases are completed. The Company has set aside $140,000 for investigating and remedying issues directly related to Year 2000 compliance. The Company has not included Year
2000 costs for activities which are accomplished as part of normal system upgrades and/or improvements since other factors are driving these requirements.

However, the Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

The Company has not developed extensive formal contingency plans as backup to that discussed above. The Company expects the plans discussed above to be successful and not limit the ability of the Company to develop and sell its products and services.



ITEM 2:  PROPERTIES

       The Company currently leases six buildings (76,379, 58,000, 58,000, 52,364, 51,851, and 34,862 square feet, respectively) in Sunnyvale, California pursuant to leases which expire in March 2012. These buildings are used as the Company's headquarters and include development, engineering, production, marketing, and administrative offices. In July 1998, under the terms of its lease, the Company exercised an option to construct a building with occupancy targeted for September 1999. Additionally, under the terms of its lease, the Company has options to construct two buildings over a 5 year period commencing September 1999.

       The Company leases a 15,250 square foot building in Herndon, Virginia pursuant to a lease which expires in February 1999. This building houses a small development facility and marketing and administrative offices.

       The Company leases 29,121 square feet of a 90,000 square foot building in Annapolis Junction, Maryland pursuant to a lease which expires in April 2004. This building also houses a small development facility and marketing and administrative offices.

       In addition, the Company also leases a 5,900 square foot warehouse in Sunnyvale, California which expires in October 2000. The warehouse is used as a storage facility.

       The Company recently signed a lease for approximately 9,500 square feet of a 28,000 square foot building in Salt Lake City, Utah. The five year lease is expected to commence in March 1999. This building will house a small development facility with marketing and administrative offices.

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

       In April 1996, the Company was served with a second subpoena by the OIG in connection with all contracts entered into between 1990 and the date of the subpoena related to three products: the Model 102P Voice Channel Demodulator, the Model 120 Multichannel Processor, and the
Model 150 FAX Scanner. The Company is presently in discussions with the OIG to etermine the scope of the subpoena and intends to fully comply with the request.

       In February 1998, the Company was contacted by one of its primary customers to negotiate an administrative settlement regarding voluntary disclosure discussed above. The Company has provided the necessary information to the Government.

       While management believes the fiscal year 1995 third quarter charge is adequate to cover all potential liabilities associated with this investigation by the United States Government, the United States Government has not concluded its investigation or agreed to a settlement with the Company. There can be no assurances the Company will not be required to take additional charges in connection with this matter in future periods.


EXECUTIVE OFFICERS OF THE REGISTRANT

       As of January 5, 1999, set forth below is certain information with respect to age and background for each of the executive officers of the Company:


           NAME                  AGE                       POSITION
           ----                  ---                       -------
Gary L. Yancey                    53       President, CEO and Chairman of the Board

Brian M. Offi                     45       Vice President-- Finance and Chief Financial Officer

Mary Rogge                        52       Secretary

Bani M. Scribner, Jr.             54       Vice President-- Strategic Systems Division

Ken Snow                          58       Vice President-- Operations Division

Kenway Wong                       49       Vice President-- Communication System Division


       Gary L. Yancey, a co-founder of the Company, has served the Company as President, CEO and Chairman of the Board since the Company's incorporation in January 1984. Prior to co-founding the Company, he was employed for 10 years by ARGOSystems, a manufacturer of electronic reconnaissance systems.

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

                                     PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Selected Common Stock Data:

Applied Signal Technology, Inc. Common Stock was first offered to the public on March 26, 1993. Since the initial public offering, the stock has been traded on The Nasdaq National Market under the symbol "APSG". As of
January 5, 1999, the Company had approximately 570 shareholders of record. The following table sets forth the range of high, low and closing sale prices for the Company's Common Stock over the last eight (8) quarters
ending October 31, 1998.   The "last" price per share in the table represents
the closing price on the last trading day of the quarter. The quotations represent inter-dealer quotations, without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.


                                                                   Share
                                                                   Volume
                                        High     Low      Last   (in 000'S)
                                      -------- -------- -------- ----------
Fiscal year ended October 31, 1997
     First quarter                      $5.63    $4.13    $4.38    1,431.0
     Second quarter                     $5.13    $4.00    $4.38      833.9
     Third quarter                     $10.13    $4.25    $8.00    8,682.0
     Fourth quarter                    $13.88    $7.50   $12.07    9,853.4
Fiscal year ended October 31, 1998
     First quarter                     $13.63   $13.38   $13.50    5,647.1
     Second quarter                    $11.75   $11.06   $11.50   10,255.8
     Third quarter                     $12.88   $11.63   $11.63    3,765.6
     Fourth quarter                    $11.88   $11.25   $11.31    2,080.0

The Company has not paid any dividends on its stock since its inception and anticipates that for the foreseeable future, it will retain its earnings for use in operations. The Company's line of credit agreement prohibits the Company from making dividend payments without the lender's approval.


Nasdaq Market Makers:

As of December 31, 1998, the following firms were registered market makers of the Company's Common Stock on the Nasdaq National Market:
Cowen & Co.; Fahnestock & Co. Inc.; Mayer & Schweitzer Inc.; Sherwood Securities Corp.; Troster Singer Corp.; Tucker Anthony Incorporated; G.V.R. Company; Herzog, Heine, Geduld, Inc.; Barber & Bromin, Inc.; Knight Securities L.P.

Item 6.     SELECTED FINANCIAL DATA


All data is in thousands except per share data.

Summary of Operations Fiscal Year Ended:                          October 31,
                                              1998       1997       1996       1995       1994
                                            ---------  ---------  ---------  ---------  ---------
Revenues from contracts                     $110,087    $96,259    $77,410    $67,664    $64,341
Operating expenses:
      Contract costs                          67,840     60,404     53,333     45,418     40,830
      Research and development                12,208     10,137      9,380      9,873      8,551
      General and administrative              14,262     13,642     11,954     11,221     10,219
                                            ---------  ---------  ---------  ---------  ---------
Total operating expenses                      94,310     84,183     74,667     66,512     59,600
                                            ---------  ---------  ---------  ---------  ---------
Operating income                              15,777     12,076      2,743      1,152      4,741
Interest income/(expense), net                   584        190         49        187        409
                                            ---------  ---------  ---------  ---------  ---------
Income before provision for income taxes      16,361     12,266      2,792      1,339      5,150
Provision for income taxes                     6,217      4,600        977        435      2,010
                                            ---------  ---------  ---------  ---------  ---------
Net income                                   $10,144     $7,666     $1,815       $904     $3,140
                                            =========  =========  =========  =========  =========
Earnings per Share:
   Basic                                       $1.20      $0.94      $0.23      $0.12      $0.42
   Diluted                                     $1.15      $0.91      $0.23      $0.12      $0.40
Average Shares:
   Basic                                       8,468      8,128      7,754      7,454      7,442
   Diluted                                     8,859      8,435      7,919      7,635      7,769

Financial Position at End of Fiscal Year:
                                              1998       1997       1996       1995       1994
                                            ---------  ---------  ---------  ---------  ---------
Working capital                              $39,716    $34,936    $26,477    $24,269    $21,888
Total assets                                  72,463     64,161     52,103     49,030     47,316
Retained earnings                             37,711     27,569     19,866     18,052     17,153
Shareholders' equity                          56,866     49,766     39,965     36,947     35,809
Book value per common share                    $6.77      $5.96      $5.08      $4.90      $4.84

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Overview

        Applied signal Technology, Inc. designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals for reconnaissance and industrial application. Signal reconnaissance equipment is used for the monitoring of foreign telecommunications, predominantly by the United States Government and allied foreign governments. Industrial applications include spectrum monitoring equipment for commercial communication satellite systems, and data intrusion detection equipment for data network protection.

        Signal reconnaissance systems are composed of collection equipment and processing equipment. Signal collection equipment consist of sophisticated receivers that can scan the radio frequency
(RF) spectrum (cellular telephone, microwave, ship-to-shore, military transmissions, etc.) to collect certain signals from potentially thousands of signals within the RF spectrum. Process equipment, using sophisticated software and hardware, evaluates the characteristics of collected signals and selects those signals likely to contain relevant information.

        Spectrum monitoring equipment evaluate a communication satellite's frequency spectrum usage to detect any misuse that could cause substandard service. Data intrusion detection equipment monitor commercial data networks to detect unauthorized system entry for the purpose of altering or pirating data.

        Since inception, the Company has focused its efforts primarily on processing equipment, but also provides specialized collection equipment, as well as complete signal processing systems. The
Company's business involves risks and uncertainties, including, without limitation, those contained in this report in "Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Prices."

       The Company's revenues are primarily generated from sales of its products and services to two agencies of the United States Government. The two agencies accounted for 39% and 34%, respectively, of revenues for fiscal 1998. For fiscal 1997, the two agencies accounted for 57% and 29%, respectively, of revenues and for fiscal 1996, the percentages of revenues derived from these two agencies were 52% and 27%, respectively.

       The Company's revenues are derived from either fixed price contracts, which provide that the Company perform a contract for a fixed price and assume the risk of any cost overruns or cost plus reimbursement contracts, which provide that the Company receive the direct and indirect costs of performance plus a negotiated profit. In fiscal
1998, approximately 46% of the Company's revenues were derived from fixed price contracts, and approximately 54% of the Company's revenues were derived from cost plus reimbursement contracts. In fiscal 1997, approximately 50% of the Company's revenues were derived from fixed price contracts, and approximately 50% of the Company's revenues were derived from cost plus reimbursement contracts. In fiscal 1996, approximately 52% of the Company's revenues were derived from fixed price contracts, and approximately 48% of the Company's revenues were derived from cost plus reimbursement contracts.

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



Operating Results-Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts and, at the end of each period indicated, the Company's backlog:

                                             Year Ended October 31,
                                   --------------------------------------
                                       1998         1997         1996
                                   ------------ ------------ ------------
Revenues from contracts                  100.0%       100.0%       100.0%

Operating expenses:
      Contract costs                      61.6%        62.8%        68.9%
      Research and development            11.1%        10.5%        12.1%
      General and administrative          13.0%        14.2%        15.5%
                                   ------------ ------------ ------------
Total operating expenses                  85.7%        87.5%        96.5%
                                   ------------ ------------ ------------
Operating income                          14.3%        12.5%         3.5%

Interest income/(expense), net             0.6%         0.2%         0.1%
                                   ------------ ------------ ------------
Income before provision for income        14.9%        12.7%         3.6%

Provision for income taxes                 5.7%         4.7%         1.3%
                                   ------------ ------------ ------------
Net income                                 9.2%         8.0%         2.3%
                                   ============ ============ ============

Backlog (thousands of dollars)         $49,380      $83,268      $82,886



Revenues

        Revenues from contracts increased by 14% from approximately $96,259,000 in fiscal 1997 to approximately $110,087,000 in fiscal 1998.
Revenues increased by 24% from approximately $77,410,000 in fiscal 1996 to approximately $96,259,000 in fiscal 1997. The revenue increase in fiscal 1998 is due in part to increased contract activity experienced in the military marketplace and, in part, due to an increasing demand from the intelligence agencies for development contracts. The revenue increase in fiscal 1997 over the revenue reported in fiscal 1996 was due in part to the introduction of new products and services, as well as an increase in average fees recorded for production contracts.

The following table identifies the source of the Company's revenues for fiscal years 1998, 1997 and 1996 by major market:

                                           FY98     FY97     FY96
                                           -----    -----    -----
                Intelligence Agencies       81%       91%      81%
                Military                     9%        7%      12%
                Foreign                      9%        2%       3%
                Commercial                   1%       --%       4%


Backlog

      The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options), was approximately $49,380,000 at the end of fiscal 1998. This represents an approximate decrease of 40.7% from the prior year's ending backlog of approximately $83,268,000. The backlog for fiscal year 1997 was nominally greater than the backlog of approximately $82,886,000 for fiscal year 1996. Regarding the decrease in backlog experienced during fiscal
1998, management believes the decrease in backlog between fiscal 1997 and fiscal 1998 is due in part to a delay in specific contract awards from the United States Government and, in part, due to a reduced number of awards for the Company's off-the-shelf products. Although it is impossible to determine the precise cause of the order slowdown, management believes it is caused in part by a diversion of the Government's focus to the Year 2000 problem and in part, caused by a preponderance of product sales to a certain intelligence office during fiscal year 1997 who, consequently, purchased less in fiscal year 1998. While management believes that the demand for global intelligence and tactical communications systems should continue, there can be no assurances that the reduced order flow experienced during fiscal 1998 will not have an impact on future revenues.

Contract Costs

       Contract costs consist of direct costs on contracts, such as labor, materials and manufacturing overhead costs. Contract costs, as a percentage of revenues, decreased to 61.6% in fiscal year 1998 from 62.8% in fiscal year 1997. As a percentage of revenues, contract costs for fiscal year 1997 were lower than contract costs of 68.9% of revenues for fiscal year 1996. The continued decrease in contract costs as a percentage of revenue for fiscal year 1998 compared to fiscal year 1997 is in part attributable to higher contract fees and, in part due to the lower manufacturing overhead applied to contracts during fiscal 1998 compared to fiscal 1997. The decrease in contract costs as a percentage of revenue for fiscal year 1997, compared to fiscal year 1996, is attributable to economies of scale related to a higher percentage of production contracts in fiscal 1997, and fewer products being transitioned from development stage to production stage in fiscal 1997.

Research and Development Expenses

       Company directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. Research and development expenses as a percentage of revenues were 11.1%, 10.5% and 12.1% for fiscal years 1998, 1997, and 1996, respectively.
Research and development spending grew by approximately $2,070,000 in fiscal 1998 from $10,137,000 in fiscal 1997, and, correspondingly, grew as a percentage of revenues in fiscal 1998 when compared to the percentage of revenue in fiscal 1997. This increase in research and development spending during fiscal 1998 is due to management's decision to increase research and development activities for the benefit of future business. Although R&D spending grew approximately $757,000 to approximately $10,137,000 in fiscal 1997 from approximately $9,380,000 in fiscal
1996, research and development expenses as a percentage of revenues decreased in fiscal 1997 when compared to fiscal 1996. The decrease in research and development spending as a percentage of revenues in fiscal
1997 was attributable to the demands of contract work which resulted in limited availability of staff to work on research and development contracts.

General and Administrative Expenses

       General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities, and other administrative costs. General and administrative expenses were approximately $14,262,000 or 13.0% of revenues in fiscal 1998 compared to approximately $13,642,000 or 14.2% of revenues in fiscal 1997 and approximately $11,954,000 or 15.5% of reveunes in fiscal 1996. The decrease in general and administrative expenses as a percentage of revenues in fiscal 1998 is primarily attributable to the higher profit recognized on contracts during fiscal 1998 compared to fiscal 1997. The higher general and administrative expenses in fiscal years 1997 and 1996 reflect an increase in bid and proposal activity experienced during the fiscal years, as well as, an increase in marketing costs. In recent years, management has continued to emphasize the marketing component of G&A in an effort to generate revenues in future periods.

Interest Income/Expense (Net)

       Net interest income/expense for fiscal 1998 increased approximately $394,000 from approximately $190,000 net interest income in fiscal 1997 to approximately $584,000 in fiscal 1998. Net interest income in fiscal 1997 increased approximately $141,000 over net interest income in fiscal 1996 of approximately $49,000. The increase in interest income during fiscal 1998 is due primarily to investing higher cash balances generated from operations as well as from additional efforts expended to collect outstanding receivable balances. The higher interest income received in fiscal 1997 was primarily due to funds received on short-term investments because of cash generated from higher profit margins and due to the interest expense incurred during fiscal 1996 for the Company's higher average outstanding line of credit balances throughout fiscal 1996.

Provision for Income Taxes

       Income taxes as a percentage of income before provision for income taxes have been provided for at a combined federal and state rate of 38% for fiscal 1998 versus 37.5% for fiscal 1997 and 35% for fiscal 1996. The
1998 effective tax rate is lower than the combined federal and state statutory income tax rates primarily due to the benefit derived from federal and state income tax credits. The increases in the effective tax rate from fiscal 1997 to fiscal 1998 and from fiscal 1996 to fiscal 1997 are primarily a result of the increases in federal and state tax liabilities as a result of the lower impact of federal and state tax credits on increased profitability.

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for the eight quarters ending October 31, 1998. In the opinion of the Company's management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.


                                                 FISCAL YEAR 1998                               FISCAL YEAR 1997
                               ----------------------------------------------  ------------------------------------------
                                   Q1          Q2          Q3          Q4         Q1         Q2         Q3         Q4
                               ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Revenues from contracts          $24,361     $27,732     $27,373     $30,621    $20,084    $23,987    $22,600    $29,588
   Operating expenses
     Contract costs               15,095      17,327      16,695      18,723     13,136     15,742     13,793     17,733
     Research and development      1,593       1,823       1,742       7,050      2,470      2,394      2,269      3,004
     General and administrative    4,205       4,524       4,604         929      3,182      3,171      3,062      4,227
                               ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Total operating expenses          20,893      23,674      23,041      26,702     18,788     21,307     19,124     24,964
                               ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Operating income                   3,468       4,058       4,332       3,919      1,296      2,680      3,476      4,624
Interest income/(expense), net       147         145         140         152         60         37         18         75
                               ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Income  before provision for
     income taxes                  3,615       4,203       4,472       4,071      1,356      2,717      3,494      4,699

Provision for income taxes         1,410       1,639       1,621       1,547        495        992      1,351      1,762
                               ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Net income                        $2,205      $2,564      $2,851      $2,524       $861     $1,725     $2,143     $2,937
                               ==========  ==========  ==========  ==========  =========  =========  =========  =========

Net income per common share
   Basic                           $0.26       $0.30       $0.34       $0.30      $0.11      $0.21      $0.26      $0.35
   Diluted                         $0.25       $0.28       $0.32       $0.29      $0.11      $0.21      $0.25      $0.34

Average shares outstanding
   Basic                           8,480       8,580       8,429       8,388      7,978      8,032      8,188      8,317
   Diluted                         8,954       9,000       8,776       8,708      8,113      8,156      8,517      8,749

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

Analysis of Liquidity and Capital Resources

        The Company's primary source of liquidity has been the cash flow generated from operations, as well as the issuance of common stock through its employee stock plans.

        The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank's reference rate (8% as of October 31, 1998). Outstanding amounts on the line of credit were zero at October 31, 1998 and 1997. The line expires on March 15, 1999; the Company intends to renew the line at that time.

        Net cash from operating activities: Net cash provided by operating activities has varied significantly from year to year. For fiscal years 1998, 1997 and 1996, cash provided by operating activities was approximately $16,035,000, $9,806,000 and $5,378,000 million, respectively. The year-to-year variances are primarily the result of changes in net income, changes in accounts receivable, changes in the level of accrued liabilities and the change in inventories held by the Company. During fiscal 1998 net income increases to approximately $10,144,000. During fiscal 1997, net income increased to approximately $7,666,000 from approximately $1,815,000 in fiscal 1996. The improvement in net income for fiscal 1998 is primarily due to an increase in the average gross margin profitability recorded on contracts during the year, and in part to a reduction in general and administrative expenses recorded as a percentage of revenue for the fiscal year. During fiscal 1998, accounts receivable decreased by approximately $2,068,000 when compared to an increase of approximately $2,630,000 for fiscal 1997. The cash generated by accounts receivable in fiscal 1998 is due, in part to greater collection efforts and, in part, due to collections received from a one-time billing modification authorized by the U.S. Government in the fourth quarter of fiscal 1997. The increased level of accounts receivable during fiscal 1997 was primarily due to greater contract activity, and in part to certain limitations and terms stipulated in certain engineering and production contracts. Cash generated by the increased levels of liabilities for fiscal 1998 approximated $1,203,000 and was primarily due to increased tax liabilities associated with higher profit margins. Cash generated by the increased levels of accrued liabilities for fiscal 1997 was approximately $2,132,000 and was primarily due to the year-end accrual for payroll and employee benefits. Cash used by the increased levels of inventories, prepaid expenses and other current assets of approximately $1,589,000 in fiscal 1998 is primarily due to the increase in work-in-progress for engineering and production contracts and, in part, due to the increase in prepaid income taxes related to higher profits. Cash used by the increased levels of inventories, prepaid expenses and other current assets in fiscal 1997 was primarily due to the purchase of parts required for future production, as well as for purchases for anticipated future contract awards.

Net cash from investing activities: Net cash used in investing activities was approximately $5,925,000 for fiscal 1998 compared to approximately $5,822,000 during fiscal 1997 and approximately $5,322,000 in fiscal 1996. The use of cash for investing activities for the last three fiscal years was primarily for additions to property and equipment. The Company's capital investment continues to be driven by an increase in the number of new employees and by the level of development-type contracts that have required test and computing equipment. Cash provided by investing activities throughout fiscal 1998 for the purchase and maturity of short-term investments, primarily in U.S. Government treasuries, was approximately $300,000. Other cash provided by investing activities during fiscal 1997 included the maturity of approximately $800,000 of the Company's short-term investments in U.S. Government treasuries.

Net cash from financing activities: Net cash used in financing activities was approximately $3,429,000 during fiscal 1998 compared to approximately $1,860,000 provided by investing activities during fiscal 1997 and approximately $1,134,000 provided by investing activities during fiscal 1996. During fiscal 1998, the $3,429,000 used in financing activities is attributable to the issuance of approximately $2,778,000 of common stock under the Employee Stock Purchase Plan and stock option plan offset by approximately $6,207,000 of common stock repurchases initiated and completed under the Company's buyback program. The $1,860,000 and $1,134,000 provided by financing activities during fiscal 1997 and fiscal 1996, respectively, were predominately due to the issuance of common stock under the Company's employee stock purchase plan and stock option plans.

The Company believes that the funds generated from operations, existing working capital, and amounts available under existing lines of credit will be sufficient to meet its cash needs for at least the next 12 months.

Year 2000 Risks

A complete discussion of the impact of Year 2000 issues on the Company's
Year 2000 readiness programs is set forth in Item 1: "Summary of Business Consideration and Certain Factors that May Affect Future Results of Operations Operations and/or Stock Price."

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Applied Signal Technology, Inc.


We have audited the accompanying balance sheets of Applied Signal Technology, Inc. as of October 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Signal Technology, Inc. at October 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
December 10, 1998

                         STATEMENTS OF INCOME


                                                    Year Ended October 31,
                                          --------------------------------------
                                              1998         1997         1996
                                          ------------ ------------ ------------
Revenues from contracts                  $110,087,178  $96,258,831  $77,410,481

Operating expenses:
      Contract costs                       67,840,318   60,403,961   53,333,328
      Research and development             12,207,696   10,137,304    9,380,007
      General and administrative           14,261,997   13,641,613   11,953,861
                                          ------------ ------------ ------------
Total operating expenses                   94,310,012   84,182,878   74,667,196
                                          ------------ ------------ ------------
Operating income                           15,777,166   12,075,953    2,743,285

Interest income/(expense), net                583,863      189,953       48,843
                                          ------------ ------------ ------------
Income before provision for income taxes   16,361,029   12,265,906    2,792,128

Provision for income taxes                  6,217,191    4,599,715      977,245
                                          ------------ ------------ ------------
Net income                                $10,143,838   $7,666,191   $1,814,883
                                          ============ ============ ============
Net income per common share
   Basic                                        $1.20        $0.94        $0.23
   Diluted                                      $1.15        $0.91        $0.23

Number of shares used in calculating
   net income per common share
   Basic                                    8,468,463    8,128,062    7,753,886
   Diluted                                  8,858,662    8,435,191    7,918,603


See accompanying notes.

                            BALANCE SHEETS

                                                               October 31,
                                                        -------------------------
                                                            1998         1997
                                                        ------------ ------------
ASSETS
Current assets:
     Cash and cash equivalents                          $14,084,727   $7,403,128
     Short term investments                               1,029,223    1,330,656
     Accounts receivable:
           Billed                                        14,298,029   20,495,931
           Unbilled                                      16,282,067   12,152,475
                                                        ------------ ------------
     Total accounts receivable                           30,580,096   32,648,406
     Inventory                                            5,551,312    4,821,541
     Prepaid expenses and other current assets            3,034,544    2,175,087
                                                        ------------ ------------
Total current assets                                     54,279,902   48,378,818

Property and equipment, at cost:
     Machinery and equipment                             31,653,925   27,311,561
     Furniture and fixtures                               4,010,924    3,650,412
     Leasehold improvements                               5,812,967    5,310,361
     Construction in process                              1,438,036      418,689
                                                        ------------ ------------
                                                         42,915,852   36,691,023
     Accumulated depreciation and amortization          (24,775,359) (20,979,847)
                                                        ------------ ------------
     Net property and equipment                          18,140,493   15,711,176

Other assets                                                 42,221       70,573
                                                        ------------ ------------
Total Assets                                            $72,462,616  $64,160,567
                                                        ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $3,841,929   $3,704,581
     Accrued payroll and related benefits                 6,330,405    6,294,724
     Other accrued liabilities                            2,091,566    1,877,054
     Income taxes payable                                 2,300,098    1,566,676
                                                        ------------ ------------
Total current liabilities                                14,563,998   13,443,035

Deferred income taxes                                     1,032,910      951,372
Commitments
Shareholders' equity:
     Preferred stock, no par value: 2,000,000 shares
           authorized; none issued and outstanding
     Common stock, no par value: 20,000,000 shares
           authorized; issued and outstanding
           shares - 8,393,526 at October 31, 1998
           and 8,351,629 at October 31, 1997             19,154,309   22,197,167
     Retained earnings                                   37,711,399   27,568,993
                                                        ------------ ------------
Total shareholders' equity                               56,865,708   49,766,160
                                                        ------------ ------------
Total Liabilities and Shareholders' Equity              $72,462,616  $64,160,567
                                                        ============ ============

See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                                                                   Years Ended October 31,
                                                            -----------------------------------
                                                               1998        1997        1996
                                                            ----------- ----------- -----------
Operating activities:
   Net income                                              $10,143,838  $7,666,191  $1,814,883
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                             3,795,512   3,781,431   3,706,093
   Tax benefit related to stock plans                          385,895     238,114      69,448
   Changes in:
      Accounts receivable                                    2,068,310  (2,630,098)   (453,670)
      Inventory, prepaid expenses and other current assets  (1,589,228) (1,553,618)    127,382
      Other assets                                              28,352      47,560      58,143
      Accounts payable, taxes payable and accrued expenses   1,120,964   2,132,001      75,718
      Deferred income taxes                                     81,538     123,944     (19,914)
                                                            ----------- ----------- -----------
Net cash provided by operating activities                   16,035,181   9,805,525   5,378,083

Investing activities:
   Purchases of available-for-sale securities               (6,000,000)         --          --
   Maturity of available-for-sale securities                 6,300,000     800,000          --
   Additions to property and equipment                      (6,224,829) (6,621,535) (5,322,077)
                                                            ----------- ----------- -----------
Net cash used in  investing activities                      (5,924,829) (5,821,535) (5,322,077)

Financing activities:
   Issuances of common stock                                 2,777,870   1,866,925   1,135,129
   Repurchases of common stock                              (6,206,623)     (6,999)       (760)
                                                            ----------- ----------- -----------
Net cash provided by (used in) financing activities         (3,428,753)  1,859,926   1,134,369
                                                            ----------- ----------- -----------
Net increase in cash and cash equivalents                    6,681,599   5,843,916   1,190,375

Cash and cash equivalents at beginning of year               7,403,128   1,559,212     368,837
                                                            ----------- ----------- -----------
Cash and cash equivalents at end of year                   $14,084,727  $7,403,128  $1,559,212
                                                            =========== =========== ===========
Supplemental disclosures of cash flow information:
     Interest paid                                             $33,509     $49,089     $82,983
     Taxes paid                                             $5,574,000  $4,374,800  $1,128,686
                                                            =========== =========== ===========

See accompanying notes.

                   STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      Total
                                                          Common       Retained    Shareholders'
                                                          Stock        Earnings       Equity
                                                       ------------  ------------  ------------
Balance at October 31, 1995                            $18,895,310   $18,051,858   $36,947,168
      Issuance of 340,949 common shares to
            employees under stock purchase
            agreements and stock option plan             1,135,129             --    1,135,129
      Repurchase of 245 common shares                         (760)            --         (760)
      Tax benefit related to stock plans                    69,448             --       69,448
      Net unrealized loss on securities
            available for sale                                   --       (1,116)       (1,116)
      Net income                                                 --    1,814,883     1,814,883
                                                       ------------  ------------  ------------
Balance at October 31, 1996                             20,099,127    19,865,625    39,964,752
      Issuance of 483,259 common shares to
            employees under stock purchase
            agreements and stock option plan             1,866,925             --    1,866,925
      Repurchase of 4,977 common shares                     (6,999)            --       (6,999)
      Tax benefit related to stock plans                   238,114             --      238,114
      Net unrealized gain on securities
            available for sale                                   --       37,177        37,177
      Net income                                                 --    7,666,191     7,666,191
                                                       ------------  ------------  ------------
Balance at October 31, 1997                             22,197,167    27,568,993    49,766,160
      Issuance of 529,397 common shares to
            employees under stock purchase
            agreements and stock option plan             2,777,870             --    2,777,870
      Repurchase of 487,500 common shares               (6,206,623)            --   (6,206,623)
      Tax benefit related to stock plans                   385,895             --      385,895
      Net unrealized loss on securities
            available for sale                                   --       (1,432)       (1,432)
      Net income                                                 --   10,143,838    10,143,838
                                                       ------------  ------------  ------------
Balance at October 31, 1998                            $19,154,309   $37,711,399   $56,865,708
                                                       ============  ============  ============

See accompanying notes.

               NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 1998


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Applied Signal Technology, Inc. (the Company) was incorporated in California on January 12, 1984. The Company designs, develops, manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications predominantly by the United States Government and allied foreign governments, for certain industrial applications and for defense communications systems. For the three years ended October 31, 1998, substantially all of the Company's revenues were from contracts with the U.S. Government, its agencies, or prime contractors for the U.S. Government.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Contracts and Contract Accounting

Approximately 54% of contract revenues in fiscal 1998 (50% in fiscal 1997 and 48% in fiscal 1996) is represented by cost reimbursement type contracts. In accounting for these contracts, all costs are charged to operations as incurred (including allowable administrative expenses) and revenues are recognized based on costs incurred plus estimated effective fee rates. Estimated fee rates are determined on a contract-by-contract basis according to the type of fee (e.g., fixed, incentive, or award) and the most recent estimated cost of completion of the individual contract.

Approximately 46% of contract revenues in fiscal 1998 (50% in fiscal 1997 and 52% in fiscal 1996) is represented by fixed price type contracts. In accounting for these contracts, the Company uses the percentage-of-completion method which is substantially the same method as that used for cost reimbursement type contracts as described above. All contract costs (including administrative expenses) are charged to operations as incurred and revenues are recognized based on estimates of costs and profits at completion on a contract-by-contract basis.

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

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Short-term investments are comprised of U.S. Government treasury bills and notes, with contract maturities staggered through November 1998.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities, which consist of U.S. Treasury securities, are classified as available-for-sale and are carried at fair market value in short-term investments and long-term investments. Unrealized gains and losses, net of tax, are reported in shareholders equity as part of retained earnings and were immaterial as of October 31, 1998. Realized gains and losses on available-for-sale securities have not been material. The cost of securities sold is based on the specific identification method.

Property and Equipment

Machinery and equipment as well as furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the assets or the lease term.

Per Share Data

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share is based on the weighted effect of all common shares issued and outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.
All historical earnings per share amounts have been restated to conform to the provision of this statement.


   (in thousands, except per share amounts)
                                             Years Ended October 31,
                                     --------------------------------------
                                             1998        1997        1996
                                     ------------- ----------- -----------

      Net Income                          $10,144      $7,666      $1,815

Share used to compute net income per
      common share - basic                  8,468       8,128       7,754
Effect of dilutive options                    391         307         165
                                     ------------- ----------- -----------
Share used to compute net income per
      common share - diluted                8,859       8,435       7,919
                                     ------------- ----------- -----------

Net income per common share - basic         $1.20       $0.94       $0.23
                                     ------------- ----------- -----------
Net income per common share - diluted       $1.15       $0.91       $0.23
                                     ------------- ----------- -----------



Impact of Recently Issued Accounting Standards

In 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income," and the Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information."

The Company is required to adopt the provisions of SFAS 130 and SFAS 131 in fiscal year 1999 and expects the adoption will not impact results of operations or financial position, but may require additional financial statement disclosure.


NOTE 2: INVENTORY

The Company manufactures product subassemblies in inventory to be able to quickly meet the requirements of future contracts. Inventories are stated at the lower of average cost or market and consisted of the following:


                                            October 31,
                                     --------------------------
                                         1998            1997
                                     -----------     -----------
        Raw materials                $ 1,101,992   $   1,121,625
        Work-in-process                4,113,729       3,130,648
        Finished goods                   244,869         278,832
                                     -----------     -----------
                                       5,460,590       4,531,105
        Precontract costs                 90,722         290,436
                                     -----------     -----------
                                     $ 5,551,312     $ 4,821,541
                                     ===========     ===========

Precontract costs represent costs incurred in connection with ongoing level-of-effort type contracts for which contract modifications have not been definitized ($87,424 at October 31, 1998 and $216,726 at October 31, 1997) and production costs incurred in anticipation of specific expected future contract awards. The production items in the latter group generally would be usable if the expected contract awards did not occur. Allocable administrative expenses included in precontract costs have not been material.


NOTE 3: LINES OF CREDIT

As of October 31, 1998, the Company has a $3,000,000 revolving line of credit available with a bank. Borrowings under the line of credit bear interest at the bank's reference rate (8% at October 31, 1998), payable monthly, and expires on March 15, 1999; the Company intends to renew this line of credit. At both October 31, 1998 and 1997 this facility was unused. Under this credit facility, the Company is subject to certain commitment and utilization fees on the unused portion of the committed amount.
Fees incurred were not material during the last three fiscal years. The line of credit agreement requires compliance with certain financial covenants and restricts dividend payments, stock repurchases and any loans or advances made to any third parties without the prior written consent of the lender.
At both October 31, 1998 and 1997, the Company was in compliance with the Bank's required covenants and restrictions.


NOTE 4: COMMITMENTS

Facility Commitment

The Company leases its facilities under noncancelable lease agreements which expire at various dates between fiscal years 1999 and 2012. Certain of the leases contain escalation clauses and requirements for the payment of property taxes, insurance and maintenance expenses. The aggregate minimum annual lease commitments at October 31, 1998 under long-term operating leases are as follows:

    Fiscal Year:
    -----------
        1999                   $ 3,921,597
        2000                     3,899,987
        2001                     4,023,162
        2002                     4,056,097
        2003                     4,073,208
        Thereafter              32,172,179
                               -----------
                               $51,146,230
                               ===========

Rent expense under operating leases was $4,013,335 in fiscal 1998
($3,296,185 in fiscal 1997; $3,078,843 in fiscal 1996).

The Company had outstanding letters of credit at October 31, 1998 of $1,000,000 of which $218,250 and $11,755 are used as security deposits for its leased operating facilities.

The Company had no noncancelable purchase commitments for materials as of October 31, 1998 and as of October 31, 1997.


NOTE 5: SHAREHOLDERS' EQUITY

Employee Stock Purchase Plan

Under the Company's 1993 Employee Stock Purchase Plan ("1993 Plan"), a total of 1,600,000 shares of common stock have been reserved for issuance. The 1993 Plan permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of any employee's compensation) at 85% of the lower of its fair market value at the beginning or end of the purchase period. As of October 31, 1998, 594,948 shares remain eligible for purchase under the 1993 Plan.

Stock Option Plan

The Company's 1991 Stock Option Plan ("1991 Plan") provides for the granting of incentive stock options and non-qualified stock options to employees, directors, and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. Some options are only exercisable at the end of a two-year vesting period and some options are exercisable at the rate of 1/5 per year over five years.

A summary of the option activity under the 1991 Plan is as follows:

                                                 Options Outstanding
                                ---------------------------------------------------
                                   Options
                                  Available                             Weighted
                                     for       Number of   Aggregate     Average
                                    Grant       Shares       Price    Exercise Price
                                ------------- ----------- ----------- -------------
Balance at October 31, 1995          377,143     989,414  $4,256,185      $4.30
        Granted                     (263,080)    263,080   1,203,860      $4.58
        Exercised                         --     (82,321)   (220,420)     $2.68
        Canceled                      83,434     (83,434)   (436,568)     $5.23
                                ------------- ----------- -----------
Balance at October 31, 1996          197,497   1,086,739   4,803,057      $4.42
        Additional Authorization     500,000
        Granted                      (20,000)     20,000      90,000      $4.50
        Exercised                         --    (179,173)   (800,821)     $4.47
        Canceled                     203,183    (203,183)   (997,799)     $4.91
                                ------------- ----------- -----------
Balance at October 31, 1997          880,680     724,383   3,094,437      $4.27
        Granted                     (295,900)    295,900   4,593,950     $15.53
        Exercised                         --    (229,985) (1,119,663)     $4.87
        Canceled                      10,168     (10,168)   (135,860)    $13.36
                                ------------- ----------- -----------
Balance at October 31, 1998          594,948     780,130  $6,432,864      $8.25


Accounting for Stock-Based Compensation

The following table summarizes information about options outstanding at October 31, 1998:

                                 OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                       ----------------------------------- -------------------------
                                    Weighted
               Number of Shares      Average      Weighted  Number of shares   Weighted
Range of         Outstanding as     Remaining      Average   Exercisable       Average
Exercise Prices     of 10/31/98  Contract Life   Ex. Price    @10/31/98   Exercise Price
-------------      -----------   ------------- -----------  -----------   --------------
$2.50                  143,655           2.46       $2.50     143,655         $2.50
$4.50                  190,825           2.59       $4.50     170,825         $4.50
$4.63                  138,000           1.97       $4.63     138,000         $4.63
$5.50                   20,000           2.35       $5.50      20,000         $5.50
$15.50                 281,650           7.05      $15.50         --
$16.75                   6,000           7.35      $16.75         --
                      --------   ------------- -----------  -----------   -------------
$2.50 - $16.75         780,130           4.10       $8.25     472,480         $3.98


     The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its stock option plans.
The Company has opted under Statement of Financial Accounting Standards No. 123, "Accounting for StockBased Compensation" (SFAS 123") to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock options plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's pro forma net income and net income per share would have been as follows:


                                             1998        1997        1996
                                           -------     -------     -------
             Net income
                 As reported           $10,143,838   $7,666,191   $1,814,883
                 Pro forma               8,416,194    5,984,637      396,689

            Net income per share
                Basic - As reported          $1.20       $0.94       $0.23
                      - Pro forma             0.99        0.74        0.05

                Diluted - As reported        $1.15       $0.91       $0.23
                        - Pro forma           0.95        0.71        0.05

The weighted average fair value at date of grant for options granted during fiscal years 1998, 1997 and 1996 were $8.78, $3.17 and $2.29 per option, respectively. The weighted average fair value at date of grant for shares purchased through the employee stock purchase plans during fiscal years 1998, 1997 and 1996 were $4.01, $2.51 and $2.56 per share, respectively.


The fair value of options at the date of grant was estimated using Black Scholes model with the following weighted average assumptions:



                                               Employee                   Employee Stock
                                             Option Plans                    Purchase
                                    ----------------------------     ---------------------------
                                      1998      1997      1996         1998      1997      1996
                                    --------  --------  --------     --------  --------  -------
  Risk-free interest rate            4.9%      6.0%       5.9%       4.0%        6.0%      6.0%
  Expected lives (in years)          4.7       2.5        2.5         .5          .5        .5
  Expected volatility                .63       .84        .84        .63         .84       .84
  Dividend yeild                      0%        0%         0%         0%          0%        0%


NOTE 6: INCOME TAXES

The provision for income taxes for the years ended October 31, 1998, 1997 and 1996 consists of the following:

                                    1998        1997        1996
                               ------------- ----------- -----------

Federal:
Current                          $5,759,182  $3,921,838  $1,164,539
Deferred (prepaid)                 (515,097)     44,731     348,533
                               ------------- ----------- -----------
                                  5,244,085   3,966,569   1,513,072

State:
Current                             933,639     218,788     136,388
Deferred (prepaid)                   39,467     414,358    (672,215)
                               ------------- ----------- -----------
                                    973,106     633,146    (535,827)
                               ------------- ----------- -----------
                                 $6,217,191  $4,599,715    $977,245
                               ============= =========== ===========

The tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares reduce taxes currently payable as shown by $385,895, $238,114, and $69,448 for fiscal 1998, 1997, and 1996, respectively.
Such benefits are credited to additional paid-in-capital when realized.

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% for fiscal years 1998 and 1997, and 34% for fiscal year 1996 to income before provision for income taxes as follows:

                                         Years Ended October 31,
                               -------------------------------------
                                   1998         1997        1996
                               ------------- ----------- -----------
Computed expected tax provision  $5,726,360  $4,293,067    $949,324
State income tax,
  net of federal benefit            632,519     411,545     (17,817)
Other individually immaterial
  items                            (141,688)   (104,897)     45,738
                               ------------- ----------- -----------
                                 $6,217,191  $4,599,715    $977,245
                               ------------- ----------- -----------
Effective Tax Rate                    38.0%       37.5%       35.0%
                               ============= =========== ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       October 31,
                                                -----------------------
                                                    1998        1997
                                                ----------- -----------
Deferred tax assets:
  Accrued expenses and reserves                 $1,694,481  $1,377,004
  Deferred revenue                                  32,906     (64,998)
  State taxes and other                            222,817      81,030
                                                ----------- -----------
                                                $1,950,204  $1,393,036
                                                =========== ===========

Deferred tax liabilities:
  Tax over financial statement depreciation    ( 1,032,910)   (951,372)
                                                ----------- -----------
                                                  $917,294    $441,664
                                                =========== ===========

The Company made total cash payments, net of refunds, of approximately approximately $5,574,000 during fiscal 1998, $4,347,000 during fiscal 1997, and $1,279,000 during fiscal 1996 for income tax purposes.



NOTE 7: RETIREMENT PLAN

All employees who perform at least 1,000 hours of service per year are covered under the Company's retirement plan (the Retirement Plan). Contributions to the Retirement Plan by the Company are discretionary and currently are at the rate of 4% of qualified compensation up to $150,000. The Company accrues for the accumulated contributions which are payable bi-weekly to the Retirement Plan's administrator. The Company has expensed approximately $1,655,000 in fiscal 1998 ($1,524,000 in fiscal 1997 and $1,275,000 in fiscal 1996), which is included in general and administrative expenses.


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

In April 1996, the Company was served with a second subpoena by the OIG in connection with all contracts entered into between 1990 and the date of the subpoena related to three products: the Model 102P Voice Channel Demodulator, the Model 120 Multichannel Processor, and the Model 150
FAX Scanner. The Company is presently in discussions with the OIG to determine the scope of the subpoena and intends to fully comply with the request.

While management believes the fiscal 1995 provision is adequate to cover all potential liabilities associated with this investigation by the United States Government, the United States Government has not concluded its investigation or agreed to a settlement with the Company. There can be no assurances the Company will not be required to take additional charges in connection with this matter in future periods.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information contained on pages 6 and 7 of Applied Signal Technology, Inc.'s Proxy Statement dated February 2, 1999, with respect to directors of the Company, is incorporated herein by reference. Information with respect to executive officers of the Company is contained in Part I of this report.

ITEM 11: EXECUTIVE COMPENSATION

       The information contained on pages 12 through 14 of Applied Signal Technology, Inc.'s Proxy Statement dated February 2, 1999, with respect to executive compensation and other matters, is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information contained on pages 4 and 5 of Applied Signal Technology, Inc.'s Proxy Statement dated February 2, 1999, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




       Not applicable.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2) -- The following documents of Applied Signal Technology, Inc. are filed as part of this report under Item 8.

           Balance Sheets -- October 31, 1998 and 1997

           Statements of Income -- Years ended October 31, 1998, 1997, and 1996

           Statements of Shareholders' Equity -- Years ended October 31, 1998, 1997, and 1996

           Statements of Cash Flows -- Years ended October 31, 1998, 1997, and 1996

           Notes to Financial Statements -- October 31, 1998

           Report of Ernst & Young LLP, Independent Auditors.

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) -- Listing of Exhibits -- See Exhibit Index on page XX of this Report on Form 10-K.

(b) Reports on Form 8-K filed in the Company's fiscal year ended October 31, 1998:

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

                                                 APPLIED SIGNAL TECHNOLOGY, INC.
                                                 (Registrant)



       Dated January 26, 1998                          /s/ Gary L. Yancey
                                                 ------------------------------
                                                 Gary L. Yancey, President,
                                                 Chief Executive Officer and
                                                 Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                        DATE                     TITLE
                 ---------                        ----                     -----
     /s/ Gary L. Yancey                      ____________          President, Chief Executive Officer and
-----------------------------                                      Chairman of the Board
                                                                   (Principal Executive Officer)

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