Form 10-Q
period 1999-01-29
APPLIED SIGNAL TECHNOLOGY INC
filed 1999-03-10
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE PERIOD ENDED JANUARY 29, 1999

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

Common Stock, no par value, 8,346,050 shares outstanding as of March 3, 1998.

Part 1.  Financial Information
Item 1.   Financial Statements

                         APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                         January 29, October 31
                                                            1999        1998
                                                         ----------  ----------
                                                         (Unaudited) (Note)
                       ASSETS
Current assets:
  Cash and cash equivalents                                $12,067     $14,085
  Short-term investments                                       --        1,029
  Accounts receivable:
    Billed                                                  12,838      14,298
    Unbilled                                                16,968      16,282
                                                         ----------  ----------
     Total accounts receivable                              29,806      30,580
  Inventory                                                  8,291       5,551
  Prepaid and other current assets                           2,935       3,035
                                                         ----------  ----------
    Total current assets                                    53,099      54,280

Property and equipment, at cost:
  Machinery and equipment                                   32,111      31,654
  Furniture and fixtures                                     4,245       4,011
  Leasehold improvements                                     6,344       5,813
  Construction in process                                    1,972       1,438
                                                         ----------  ----------
                                                            44,672      42,916
Accumulated depreciation and amortization                  (25,820)    (24,775)
                                                         ----------  ----------
    Net property and equipment                              18,852      18,141

Other assets                                                    49          42
                                                         ----------  ----------

Total assets                                               $72,000     $72,463
                                                         ==========  ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                          $3,105      $3,842
  Accrued payroll and related benefits                       6,008       6,331
  Other accrued liabilities                                  2,150       2,092
  Income taxes payable                                       3,016       2,300
                                                         ----------  ----------
    Total current liabilities                               14,279      14,565

Deferred income taxes                                        1,033       1,033

Shareholders' equity:
  Preferred stock, no par value: 2,000,000 shares
  authorized; none issued and outstanding                      --          --

  Common stock, no par value: 20,000,000 shares
  authorized; issued and outstanding -- 8,342,750 at
  January 29, 1999 and 8,393,526 at October 31, 1998        17,584      19,154
  Retained earnings                                         39,104      37,711
                                                         ----------  ----------
Total shareholders' equity                                  56,688      56,865
                                                         ----------  ----------
               Total liabilities and
                   shareholders' equity                    $72,000     $72,463
                                                         ==========  ==========


Note: The balance sheet at October 31, 1998 has been derived from the audited balance sheet at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF OPERTIONS
                                  (UNAUDITED)
                      (In thousands, except per share data)

                                              Three Months Ended
                                             ---------------------
                                             January 29,January 30,
                                                1999       1998
                                             ---------- ----------
Revenues from contracts                        $22,848    $24,361

Operating expenses:
  Contract costs                                14,628     15,095
  Research and development                       2,728      2,137
  General and administrative                     3,401      3,661
                                             ---------- ----------
      Total operating expenses                  20,757     20,893
                                             ---------- ----------

Operating income                                 2,091      3,468
Interest income(expense), net                      202        147
                                             ---------- ----------
Income before provision
  for income taxes                               2,293      3,615
Provision for income taxes                         871      1,410
                                             ---------- ----------

Net income                                      $1,422     $2,205
                                             ========== ==========
Net income per common share
     Basic                                       $0.17      $0.26
     Diluted                                     $0.16      $0.25

Number of shares used in calculating
  net income per common share
     Basic                                       8,480      8,480
     Diluted                                     8,793      8,954




                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                 (In thousands)

                                                       Three Months Ended
                                                     ----------------------
                                                     January 29, January 30,
                                                        1999        1998
                                                     ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $1,422      $2,205
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        1,045         997
Changes in:
    Accounts receivable                                    774       4,080
    Inventory, prepaids and other current assets        (2,647)     (2,958)
    Accounts payable, income taxes payable and accrued
       liabilities                                        (286)       (347)
                                                       ----------  ----------
      Net cash provided by operating activities            308       3,977

INVESTING ACTIVITIES:
  Purchase of available-for-sale securities                --       (5,000)
  Maturity of available-for-sale securities              1,000         400
  Additions to property and equipment                   (1,756)     (1,404)
                                                     ----------  ----------
      Net cash used in investing activities               (756)     (6,004)

FINANCING ACTIVITIES:
  Issuances of common stock                              1,173       1,389
  Repurchases of common stock                           (2,743)        (59)
                                                     ----------  ----------
      Net cash provided by (used in) financing
         activities                                     (1,570)      1,330

Net increase (decrease) in cash                         (2,018)       (697)
Cash, beginning of period                               14,085       7,403
                                                     ----------  ----------
Cash, end of period                                    $12,067      $6,706
                                                     ==========  ==========
Supplemental disclosures of cash flow information:
    Interest paid                                           $3          $7
    Taxes paid                                            $155        $310

                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               January 29, 1999


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the three-month period ending January 29, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

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

PER SHARE DATA

        Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive common stock options outstanding.

        A reconciliation of common shares used in the calculation of basic and diluted earnings per share follows (in thousands, except per share data):

                                                    Three Months Ended
                                                   ---------------------
                                                   January 29,January 30,
                                                      1999       1998
                                                    ---------  ---------
Net income                                           $ 1,422    $ 2,205
                                                     ========   ========

Shares used to compute net income per
   common share - basic                                8,480      8,480

Effect of dilutive options                               313        474
                                                     --------   --------
Shares used to compute net income per
   common share - diluted                              8,793      8,954
                                                     ========   ========

Net income per common share - basic                    $0.17      $0.26
                                                     ========   ========

Net income per common share - diluted                  $0.16      $0.25
                                                     ========   ========




RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to the current year presentation.


NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                      January 29, 1999      October 31, 1998
                      ----------------      ----------------
Raw Materials              $1,087              $1,102
Work in Process             6,899               4,114
Finished Goods                282                 245
                           ------              ------
                            8,268               5,461
Precontract Costs              23                  90
                           ------              ------
                           $8,291              $5,551
                           ======              ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At January 29, 1999, the inventoried variance was approximately $1,340,000 ($498,000 at January 30, 1998) and was included in work in process. At October 31, 1998 and 1997 the variance was zero since all revenues and costs are recorded at the actual indirect rates for the fiscal year end.


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

BACKGROUND:

     Applied Signal Technology, Inc. (Applied Signal Technology or the Company) designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications predominantly by the United States Government and allied foreign governments, for certain industrial applications and for defense communications systems. Signal reconnaissance systems are composed of collection equipment and processing equipment. Collection equipment consists of sophisticated receivers that scan the radio frequency (RF) spectrum (cellular telephone, microwave, ship-to-shore, and military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Signal processing equipment, using sophisticated software and hardware, evaluates the characteristics of the collected signals and selects signals that are likely to contain relevant information. Industrial applications include commercial communication system quality monitoring and data network intrusion detection. Defense communication equipment provides reliable, high-speed data transfer for military applications. Since inception, the Company has focused its efforts primarily on processing equipment, but also provides specialized collection equipment, as well as complete systems.

Signal Reconnaissance

     In recent years, accurate and comprehensive information regarding foreign affairs and developments has become increasingly important to the United States Government. The reduction of United States military tactical forces overseas, coupled with political instability in certain regions such as the Middle East, Eastern Europe, Africa and Central and South America, has heightened the United States Government's need to be able to monitor overseas activities. In order to obtain information about activities within foreign countries, the United States Government gathers and analyzes telecommunication signals emanating from those countries.

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

Industrial Applications

     The volume of data transferred and made available to individuals is growing exponentially worldwide. This trend dictates maximum efficiency of frequency spectrum usage by the commercial telecommunication companies. The spectrum usage is especially critical in the band-limited radio frequency (RF) environment that personal communication systems (e.g., cellular systems) and communication satellite systems (e.g., PanAmSat, Intelsat, InMarSat) utilize. As these systems attempt to maximize this usage, there is an increasingly higher probability that data transfer will be impaired. This creates demand for sophisticated data quality monitoring.

     The Company believes that its signal processing prowess in non-intrusive signal reconnaissance, developed over the years, positions the Company to capitalize on this quality monitoring requirement. The Company believes its knowledge and experience will permit the Company to understand the data transfer techniques that will be quality monitored in the future.

     As the world becomes more reliant upon data transfer and data access for its day-to-day activities (i.e., e-commerce), it also becomes more vulnerable to unauthorized data access or manipulation. This creates a requirement for data system intrusion detection. This intrusion detection must be performed without impact upon the data transfer.
The Company believes that the technological expertise it has developed for signal reconnaissance, positions the Company to develop and commercialize intrusion detection technology. In particular, the Company's signal processing prowess provides the fundamentals for the development of intrusion detection equipment.

Defense Communications

Just as the civilian world is becoming increasingly dependent upon data transfer and access, so is the military. The military branches utilize data transfer for guidance, computer-to-computer battlefield planning, high quality communications, and other applications. Many times this data transfer must occur under non-ideal transport conditions. The transport often is in the radio frequency spectrum and must occur under sub-optimum conditions such as minimal frequency planning for interference mitigation, inaccurate antenna pointing, and moving platforms. Defense communication systems must be able to mitigate these data transfer anomalies in an automated or semi-automated manner in order to provide reliable, rapidly deployed communications.

     The Company believes that the technological expertise it has developed for signal reconnaissance systems to adequately process data collected in non-ideal situations positions the Company to develop products satisfying these defense communication system requirements. In particular, the Company's experience in adaptive equalization/demodulation of sophisticated data telecommunication signals enable the Company to develop equipment that overcomes these data transport anomalies.

Strategy

     Applied Signal Technology's objective is to anticipate the needs of the telecommunication processing marketplace and to invest in research and development in an effort to provide solutions before the Company's competitors. In some cases, this involves the development of equipment to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. The Company's strategy is to aggressively pursue these objectives in each of the market areas described above.


THREE MONTHS ENDED JANUARY 29, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 30, 1998

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the first quarter of fiscal 1999 were approximately $22,848,000, down 6% from the first quarter of fiscal 1997 revenues of approximately $24,361,000. The decrease in first quarter revenues is attributable to a decrease in the sale of off-the-shelf products, partially offset by an increase in sales for engineering services. The Company believes that part of the decrease in revenue is attributable to a delay in off-the-shelf awards which is impacting revenue generation during the first quarter.

New order levels for the first quarter of fiscal 1999 were approximately $7,826,000, down 22% from approximately $10,001,000 for the first quarter of fiscal 1998. The decrease in first quarter new order levels is attributable to a decrease in new orders for engineering services when compared to the new orders of the same period for fiscal 1998. The Company does not believe there has been a systemic change in its customers' need for signal reconnaissance equipment and thus does not consider the first quarter award levels indicative of future results.

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options) was approximately $37,937,000 at January 29, 1999, a decrease of 45% when compared to $68,586,000 at January 30, 1998. The decrease in new orders for the two quarters ending January 29, 1999 has lowered the Company's backlog.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including materials, labor and manufacturing overhead costs. Contract costs as a percentage of revenues were 64.0% for the first quarter of fiscal 1999 versus 62.0% for the same period of fiscal 1998. Contract costs as a percentage of revenues were higher primarily due to the application of higher indirect expenses.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses bases on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") Research and development expenses as a percentage of revenues were 11.9% and 8.9% for the first quarter of fiscal years 1999 and 1998, respectively. The increase in R&D expenses as a percentage of revenues for the first quarter of fiscal 1999 is primarily due to an increase in research and development activity during the first quarter of fiscal 1999 compared to the same period of fiscal 1998.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, cost related to the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") General and administrative expenses were approximately $3,401,000 or 14.9% or revenues for the first quarter of fiscal 1999 compared to approximately $3,661,000 or 15.0% of revenues for the same period of fiscal 1998. General and administrative expenses expressed as a percent of revenues were down during the first quarter of fiscal 1999 versus the same period of fiscal 1998 primarily due to the inventoried rate variance resulting from the application of the targeted indirect rates. (See "Notes to Financial Statement; Note 2 - Inventory".)

INTEREST INCOME/(EXPENSE), NET: For the first quarter ended January 29, 1999, net interest income was approximately $202,000, up from $147,000 net interest income for the same period of fiscal 1998. The increase in net interest income for the first quarter of fiscal 1999 is due primarily to the Company's improved cash position at the beginning of fiscal 1999 and allowing the Company to place more of funds in interest bearing accounts.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of income before income taxes was 38% for the first quarter of fiscal 1999, compared to 39% for the same period of fiscal 1998. The decrease in the quarterly tax rate is primarily a result of the decreased in estimated federal and state tax credits.


ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity during the first quarter of fiscal 1999 and fiscal 1998 has been the cash flow generated from operations as well as the issuance of common stock through its employee stock plans.

The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank's reference rate (7.75% as of January 29, 1999). Outstanding amounts on the line of credit were zero at January 29, 1999 and October 31, 1998. The line expires on March 15, 1999; the Company intends to renew the line at that time.

NET CASH FROM OPERATING ACTIVITIES: Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the change in inventories held by the Company. During the first three months of fiscal 1999, approximately $308,000 was provided by operating activities versus approximately $3,977,000 provided during the comparable period of fiscal 1998. The year-to-year decline in net income is primarily due to lower operating income as a result of higher operating expenses as a percentage of sales. During the first quarter of fiscal 1999, cash provided by accounts receivable was approximately $774,000 as compared to approximately $4,080,000 provided by accounts receivable during the same period of fiscal 1998. The cash generated by accounts receivable in the first quarter of fiscal 1998 was primarily due to greater collections received from a one-time billing modification allowed by the United States Government in the fourth quarter of fiscal 1997. During the first quarter of fiscal 1999, the Company increased its rate of investment in inventories, prepaid expenses and other assets by approximately $2,647,000 in anticipation of future contract awards; this compares to an increase of approximately $2,958,000 during the same period for fiscal 1998. Cash used in accounts payable and other accrued liabilities during the first quarter of fiscal 1999 was approximately $286,000, slightly down from the cash used of approximately $347,000 during the comparable period of fiscal 1998.

NET CASH FROM INVESTING ACTIVITIES: Cash used in financing activities during the first three months of fiscal 1999 was approximately $756,000 compared to approximately $6,004,000 used in investing activities during the same period of fiscal 1998. The purchase of $5,000,000 worth of U.S. Treasury securities in the first quarter of fiscal 1998 is the primary reason for the decrease when comparing investing activities for the first quarter of fiscal 1999. Additions to property and equipment were approximately $1,756,000 and $404,000 in the first three months of fiscal 1999 and 1998, respectively.

NET CASH FROM FINANCING ACTIVITIES: Cash used in financing activities during the first three months of fiscal 1999 was approximately $1,570,000 versus approximately $1,330,000 being provided by financing activities during the same period of fiscal 1998. The use of cash for financing activities during the first quarter of fiscal 1999 is primarily attributable to the increased level of activity under the Company's common stock repurchase plan.

In November 1998, the Company approved a discretionary program to repurchase up to 250,000 shares of the Company's common stock to offset potential dilutive effect to earnings per share from the issuances of stock options. At the end of the first quarter of fiscal 1999, the repurchase program had been completed at a total cost of approximately $2,744,000.

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

Revenue Concentration: Due to the award of certain larger contracts, the Company has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 20% of revenue for the first three months of fiscal 1999 compared to 19% attributable to the same contract in the first three months of fiscal 1998. This contract may be terminated at the convenience of the United States Government. If this contract or other large contracts of the Company were terminated, this could have a material adverse effect on the Company's future results of operations and financial condition.

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

Dependence Upon Personnel: The Company's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. During the last two years, the Company has experienced difficulty in attracting new talent in an increasingly competitive market for qualified personnel. Management believes this is, in part, attributable to the expanding U.S. economy and, in particular, to the local California economy where the Company competes for new talent in the rapidly expanding telecommunications sector and, in part, due to the difficulty in recruiting new staff capable of obtaining the necessary security clearance. While the Company believes progress in attracting and retaining sufficient personnel has been made recently, there can be no assurance that the Company will continue to be successful at attracting and retaining sufficient personnel. Failure to do so could have a material adverse effect on the Company's future operating results and financial condition.

Risk of Fixed Price and Contract Terminations: A significant portion of the Company's revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company's future operating results and financial condition.

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

Dependence Upon Certain Suppliers: Although the Company procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of the Company's products contain critical components like single board computers available solely from Motorola and Force Computers and digital signal processing integrated circuits available solely from Texas Instruments. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require the Company to re-engineer its products, or both, which could delay the Company's shipment of its products and could have a material adverse effect on the Company's future operating results and financial condition.


Year 2000(Y2K) Risks:

The Company has been implementing a program over the last 18 months to define and minimize risks related to transitioning into the Year 2000 and beyond. The program and associated risk assessment is segregated into the following three main areas: 1)Product Readiness Program, 2)Internal Infrastructure Readiness Program and 3)Business Partners Readiness Program. For each readiness area, the Company is systematically performing risk assessment and conducting tests and remediation as well as developing contingency plans to mitigate risk. Further, the Company is communicating with its employees, suppliers and customers regarding the Year 2000 issue in an effort to raise awareness and further mitigate risk by requesting compliance letters from its key business partners. The specific status of each area is as follows:

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

Products and Systems Delivered Prior to the Certification Date:

The Company will bring all products delivered under contracts entered into prior to the Certification Date into compliance upon the customer's request. The Company has performed a risk assessment for the United States Government so they have an understanding of what previously delivered products have Y2K exposure. Since the Company's products and systems met the original contract acceptance criteria, it is generally expected that the customers would pay for the necessary upgrades.
the necessary upgrades.

Products and Systems Delivered After to the Certification Date:

Company personnel have worked with customers to develop a comprehensive test plan and are now certifying that Company products meet a mutually agreed upon set of testing criteria for Y2K compliance.


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


Business Partners Readiness Program

The Company is working with its suppliers and service providers to minimize risk and provide uninterrupted service including unimpeded flow of materials to programs. Specific status is as follows:

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

Other Business Partners:

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

Costs related to the Year 2000 compliance program are either borne by certain contracts which are paid directly by the customer or administrative costs which are reimbursed indirectly through the Company's billing rates. While the Year 2000 administrative costs incurred to date have not been material, the Company anticipates incurring additional costs as the phases are completed. The Company expects to incur total costs of less than $150,000 for investigating and remedying issues directly related to Year 2000 compliance. The Company has not included Year 2000 costs activities which are accomplished as part of normal system upgrades and/or improvements since other factors are driving these requirements.

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

The Company has not developed extensive formal contingency plans as backup to those discussed above. The Company expects the plans discussed above to be successful and not limit the ability of the Company to develop and sell its products and services.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In April 1994, the Company was served with a subpoena by the Department of Defense Office of Inspector General (OIG) in connection with approximately six contracts, several of which had been audited by the Defense Contract Audit Agency (DCAA) the previous year. As is routine in such matters involving government contracts, the OIG referred the matter to another government agency which also had contracts with the Company. Shortly thereafter, this second agency issued a request for information related to nine additional contracts. To date, the Company has not received any allegations of wrong-doing from the OIG or the other agency. At the request of its Board of Directors, the Company initiated its own review of the contract in conjunction with its legal counsel.

     Further review of the contracts in question and related contracts through April 1995 indicated the Company was not compliant with Public Law 87-653, Truth in Negotiations Act, which requires disclosure of all actual costs available on the date of cost certification on certain contracts performed during the 1989 and 1990 timeframe. These findings have resulted in a voluntary disclosure to the Government which is expected to result in a downward price adjustment on certain contracts. In June 1995, the Company announced it was taking a charge against the operating results in anticipation of a settlement with the government on the subject contracts. The charge resulted in a reduction for the fiscal 1995 operating income by $1.2 million.

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

     While management believes the fiscal year 1995 charge is adequate to cover all potential liabilities associated with this investigation by the United States Government, the United States Government has not concluded its investigation or agreed to a settlement with the Company. There can be no assurances the Company will not be required to take additional charges in connection with this matter in future periods. However, management believes that any such charges would not have a material effect on the operating results and financial condition of the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           Exhibits - See Index to Exhibits

           REPORTS ON FORM 8-K
    The Company did not file any reports on Form 8-K during the three months ended January 29, 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


Applied Signal Technology, Inc.



/s/ Brian M. Offi/                                  March 15, 1999
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