Form 10-K/A
period 1998-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 1999-04-16
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                              AMENDEMENT NO. 1 TO
                                   (Mark One)

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

     Common Stock, without par value -- $59,466,319 as of March 18, 1999.

Number of shares of registrant's common stock outstanding:

     Common Stock, without par value -- 8,346,150 shares as of March 18, 1999.

               DOCUMENTS INCORPORATED BY REFERENCE
None.

This Amendment No. 1 to Annual Report on Form 10-K consists of 58 pages, includint eshibits; the exhibit index is on page 56.

The undersigned registrant hereby amends the following items, financial state-ments and exhibits or other portions of its Annual Report on Form 10-K filed January 28, 1999 as set forth in the pages attached hereto.

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


BACKLOG

       The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $49.4 million, $83.3 million, and $82.9 million at October 31, 1998, 1997, and 1996, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. The Company includes a contract in backlog when the contract is signed by both the Company and the customer. The Company believes that the backlog figures are firm, subject only to the cancellation and modification provisions contained in its contracts. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations: "Backlog.")


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

       Dependence Upon Personnel: The Company's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employess. During the last two years, the Company experienced difficulty in attracting new talent due to an increasingly competitive market for qualified personnel. Management believes this effect is, in part, attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector and, in part, due to the difficulty in recruiting new staff capable of obtaining the necessary security clearance. (See "Employees.") While the company believes progress in attracting and retaining sufficient personnel has been made over the last year, there can be no assurance that the Company will continue to be successful at attracting and retaining sufficient personnel. Failure to do so could have a material adverse effect on the Company's future results of operations and financial condition.

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



Revenues

        Revenues from contracts increased by 14% from approximately $96,259,000 in fiscal 1997 to approximately $110,087,000 in fiscal 1998.
Revenues increased by 24% from approximately $77,410,000 in fiscal 1996 to approximately $96,259,000 in fiscal 1997. The revenue increase in fiscal 1998 is due in part to increased contract activity experienced in the military marketplace and, in part, due to an increasing demand from the intelligence agencies for development contracts. The revenue increase in fiscal 1997 over the revenue reported in fiscal 1996 was due, in part, to the introduction of new products and services, as well as an increase in average fees recorded for production contracts.

The following table identifies the source of the Company's revenues for fiscal years 1998, 1997 and 1996 by major market:

                                           FY98     FY97     FY96
                                           -----    -----    -----
                Intelligence Agencies       81%       91%      81%
                Military                     9%        7%      12%
                Foreign                      9%        2%       3%
                Commercial                   1%       --        4%


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

       Set forth below is certain information with repect to age and background for each of the Company's directors.

                                                                        DIRECTOR
           NAME                  POSITIONS WITH THE COMPANY        AGE   SINCE
-------------------------- -------------------------------------- ----- --------
Class I directors, whose terms will expire at the 1999 Annual Meeting of Shareh

John P. Devine             Director                                 61     1995

David D. Elliman           Director                                 48     1991

Gary L. Yancey             President and Chairman of the Board      53     1984

Class II directors, who are nominees for election at this annual meeting:

James F. Collins           Laboratory Manager and Director          56     1984

John R. Treichler          Senior Scientist and Director            51     1984

Stuart G. Whittelsey, Jr.  Director                                 69     1990

          John P. Devine has been a director of the Company since May, 1995. Mr. Devine served as Deputy Director, National Security Agency (NSA), for Technology and Systems from 1992 to 1995 and as Deputy Director, NSA for Research and Engineering from 1990 to 1992. From 1989 to 1990 he served as NSA Chief of Staff. Mr. Devine has been a consultant to the defense industry since his retirement from the NSA.

          David D. Elliman has been a director of the Company since
1991. He founded in 1981 and continues to serve as a principal of Elmrock, Inc., an investment advising firm. He is a trustee of numerous trusts, the director of closely held companies and general partner of several limited partnerships engaged in investment activities. Mr. Elliman serves as President of several special purpose finance affiliates of Citicorp Bank, Chase Manhattan Bank, Sovran Financial Bank, Society Bancorp, Hyatt International and State Street Bank and Trust.

          Gary L. Yancey, a co-founder of the Company, has served the Company as President and Chairman of the Board since the Company's incorporation in January 1984. Prior to co-founding the Company, he was employed for ten years by ARGOSystems Inc., a manufacturer of electronic reconnaissance systems, most recently serving as Director of the Strategic Systems Division, and for seven years as an engineer with GTE Sylvania Inc., a defense electronics company.

          James F. Collins, a co-founder of the Company, has been a director of and employed by the Company since its incorporation in 1984. He has served in the position of Laboratory Manager with the Company since 1984. Prior to co-founding the Company, Mr. Collins worked at ARGOSystems Inc., a manufacturer of electronic reconnaissance systems, for fourteen years, most recently serving in the Strategic Systems Division. Prior to working at ARGOSystems, Inc., Mr. Collins served for three years as an officer in the United States Navy.

          John R. Treichler, a co-founder of the Company, has been a director of and employed by the Company since its incorporation in 1984. He has served in the position with of Senior Scientist with the Company since 1984. Prior to co-founding the Company, he worked at ARGOSystems Inc. for seven years, most recently serving as a senior scientist in the Strategic Systems Division, and at Stanford University for three years in the Information Systems Laboratory.

          Stuart G. Whittelsey, Jr. has been a director of the Company since 1990. Since April 1994 he has been a principal of his own consulting firm, Whittelsey Associates, which is engaged in corporate financial management. From July 1993 through April 1994, he was Chief Executive Officer of Lytton Garden Inc., a residence for HUD qualified seniors combined with a skilled nursing facility in Palo Alto, California. From January 1990 through June 1993, he was employed by Acurex Environmental Corporation, an environmental engineering firm, and its affiliated companies, where he most recently served as Vice President, Finance and Administration and Chief Financial Officer.



ITEM 11: EXECUTIVE COMPENSATION

                  The following table sets forth information for each of the Company's last three fiscal years concerning the compensation of the chief executive officer of the Company and the other executive officers of the Company whose total salary and bonus for service in all capacities to the Company for the fiscal year ended October 31, 1998 exceeded $100,000 during such fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                            Long Term
                                 Annual Compensation                       Compensation
                              -----------------------------                ------------
                                                                            Securities
                                                                 Other      Underlying
                               Fiscal    Salary     Bonus        Annual      Options
 Name and Principal Position    Year       ($)       ($)     Compensation(*)   (#)
----------------------------- --------- --------- ---------  --------------------------
Gary L. Yancey                    1998  $371,534   $25,442         $17,395       5,600
President and Chief Executive     1997   334,720    12,051          15,592           0
Officer                           1996   308,516       998          15,249           0

Kenneth Snow                      1998   223,395    15,097           9,523       5,600
Vice President-Operations         1997   205,572     5,141           8,071           0
                                  1996   182,710     2,215           7,166       1,000

Brian M. Offi                     1998   227,347    15,100           9,523       5,600
Vice President Finance and        1997   205,578     5,192           8,122           0
Chief Financial Officer           1996   185,159     2,324           7,834       6,000

Bani M. Scribner, Jr.             1998   233,645    14,970           9,523       5,600
Vice President-Strategic          1997   204,382     4,020           7,229      20,000
Systems Division                  1996   120,549     1,658           4,771      20,000

Kenway Wong                       1998   209,730    13,613           7,902       5,600
Vice President-Communication      1997   179,015     4,591           6,903           0
Systems Division

     * Company funded Applied Signal Technology 401K Retirement Plan contribution.


OPTION GRANTS IN LAST FISCAL YEAR - 1998

                  Options were granted in fiscal 1998 to the persons named in the Option Grants Table.

                                                                            Potential Realizable
                                                                              Value at Assumed
                                                                               Annual Rates of
                                                                                 Stock Price
                                                                              Apperciation for
                                          Individual Grants                    Option Term (1)
---------------------------------------------------------------------------- ------------------
                   Number of
                   Securities   Percent of Total
                   Underlying   Options Granted  Exercise or
                    Options     to Employees     Base Price
     Name         Granted (#)   in Fiscal Year    ($/Sh) (2)  Expiration date  5% ($)  10% ($)
----------------  ------------  ---------------  -----------  --------------   ------  -------

Brian Offi           5,600           1.9%          $15.50     11/20/05 (3)   $128,243  $186,064

Ben Scribner         5,600           1.9%          $15.50     11/20/05 (3)   $128,243  $186,064

Ken Snow             5,600           1.9%          $15.50     11/20/05 (3)   $128,243  $186,064

Ken Wong             5,600           1.9%          $15.50     11/20/05 (3)   $128,243  $186,064

Gary Yancey          5,600           1.9%          $15.50     11/20/05 (3)   $128,243  $186,064


(1) These gains are based on assumed rates of stock appreciation of five percent and ten percent, compounded annually from the date the options were granted to the date of their expieration. The gains shown are net of the option price, but do not include deductions for taxes and other expenses that may be associated with the exercise. Actual gains, if any, on stock option exercises will depend on future performance of the common stock, the option holder's continued employemnt through the option period, and the date which the options are exercised.

(2) All options were granted at market value on date of grant.

(3) Option grant pursuant to the Company's 1991 Stock Option Plan. Options vest on a basis of one-fifth per year date over a period of 5 years while optionee remains an employee of the Company/




OPTION EXERCISES AND FISCAL 1998 YEAR-END VALUES


                                 OPTION EXERCISES
                          AND FISCAL 1998 YEAR-END VALUES




                                                       Option Exercises in Fiscal 1998 and FY-End Option Value
                                                       -------------------------------------------------

                                                           Number of Securities              Value of Unexercised
                                                           Underlying Options at            In-the-Money Options at
                                                              October 31, 1998               October 31, 1998  (1)
                                                       -------------------------------  -------------------------------
                          Shares           Value         Exercisable    Unexercisable    Exercisable     Unexercisable
                        Acquired on   Realized ($) (2)       (#)             (#)              ($)             ($)
         Name          Exercise (#)
------------------------------------  ---------------  --------------- ---------------  --------------- ---------------
Brian M. Offi                 8,270          $54,830                            5,600                0               0

Ken Snow                        360            2,362            5,000           5,600           46,550               0

Ken Wong                        360            2,362           11,200           5,600           84,827               0

Gary L. Yancey                  360            2,362                0           5,600                0               0

Ben Scribner                      0                0           20,000          25,600          116,200         136,200




         ----------

         (1) The closing sale price for the common stock as reported by the the Nasdaq National Market on October 31, 1998 was $11.31. October 31, 1998 was $11.31. Value is calculated on the basis of the difference between the option exercise price and $11.31 multiplied by the number of shares of common stock underlying the option.
         (2) The values in this column are based on the last reported sale price of the common stock on the respective dates of exercise as reported by the Nasdaq National Market, less the respective option exercise prices.


                      REPORT OF THE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

          The Compensation Committee of the Board of Directors set compensation for the Company's executive officers for fiscal 1997. The Committee is comprised of the three non-employee directors of the Company, Messrs. Elliman, Devine and Whittelsey.

          The Compensation Committee is responsible for setting and administering the total compensation program for the executive officers of the Company. Recommendations for annual salary for the executive officers are made to the Compensation Committee by the Chief Executive Officer ("CEO") and the Company's Human Resources Manager.

          Salaries are generally set for the executive officers by evaluating their performance, evaluating their goals, evaluating the importance of each position to the achievement of the Company's strategic goals, and comparing compensation for the same positions at similarly sized electronics companies.

          The compensation of the Company's executive officers consists of salaries which are set toward the upper end of the appropriate salary ranges observed at similarly sized electronics companies and relatively modest bonuses received under plans in which all employees of the Company participate
(under which bonuses are determined using a common objective formula based upon the entire Company's profit performance), thereby leading to total cash compensation (salary and bonus) of the Company's executive officers within the range of the total cash compensation of similarly situated counterparts at other electronics companies.

          For fiscal 1998 the Committee again considered whether to change the historical compensation structure for the executive officers to provide for discretionary cash bonuses or equity awards such as stock options based on personal performance goals. The Committee has decided to increase the use of stock options for executive compensation. It believes this will more closely align the compensation of Company executives with Company performance, as well as with the compensation packages offered executives at other similarly sized electronic companies. Details of option grants to officers and directors is disclosed in the table of "Option Grants in Last Fiscal Year - 1998".

          With the background of this philosophy, the Compensation Committee used the following criteria to establish compensation for fiscal 1998 for its executive officers. First, the Committee considered the current importance of each position held by an executive officer to the ability of the Company to achieve its strategic objectives, including not only the importance of the function of the group managed by the executive officer, but also the group's management needs, considering its organization and operation.
Second, the Committee received and considered compensation survey data covering the total cash compensation (salary and bonus) paid by companies in the electronics industry with similar annual revenues to the Company. Finally, the Committee reviewed the self-evaluations of each executive officer and the CEO's annual review of all other executive officers.

          With respect to the Company's CEO Gary Yancey , the Committee evaluated his performance during fiscal year 1998 with respect to the Company's revenues, Company's profit margin, the size and progress of the Company's research anddevelopment efforts, and the quality of the CEO's management of his line managers. The Committee unanimously concluded that the CEO had a successful fiscal year, and approved a percentage increase in the CEO's salary which was in line with the Company's average salary increase for the fiscal year and placed the CEO in approximately the 75-80th percentile in terms of total cash compensation as compared to his peers at similarly sized electronics companies.

          The Company's policy with respect to compensation paid to its executive officers is to deduct such compensation which qualifies under
Section 162(m) of the Internal Revenue Code, as amended, as an expense.

                                                 THE COMPENSATION COMMITTEE
                                                    David D. Elliman
                                                    John P. Devine
                                                    Stuart G. Whittelsey, Jr.




                        COMPARISON OF SHAREHOLDER RETURN

                  Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the Standard & Poor's 400 Mid-Cap Index ("S&P 400") and the Standard & Poor's Aerospace and Defense Index ("S&P Aerospace and Defense") for the period commencing on October 29, 1993, and ending on October 31, 1998.


          COMPARISON OF CUMULATIVE TOTAL RETURN FROM OCTOBER 29, 1993
                          THROUGH OCTOBER 31, 1998(1)

      APPLIED SIGNAL TECHNOLOGY, INC., S&P 400, S&P AEROSPACE AND DEFENSE


                                   [CHART 1]
PLOT POINTS

                    Applied                       S&P
                    Signal        S&P 400      Aerospace
      Date        Technology      Mid-Cap     and Defense
---------------- -------------  ------------  ------------
29 Oct. 1993           $100.00       $100.00       $100.00
31 Oct. 1994           $110.12       $100.34        $69.57
31 Oct. 1995           $159.28       $119.32        $82.61
31 Oct. 1996           $213.53       $137.76        $82.61
31 Oct. 1997           $225.48       $180.14       $209.78
31 Oct. 1998           $228.98       $189.90       $196.70

- ------------
(1) Assumes that $100.00 was invested on October 29, 1993, in the Company's Common Stock and each index and that all dividends were reinvested. No dividends have been declared on the Company's Common Stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.





ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of January 4, 1999 by (i) each person who is known by the Company to own beneficially more than 5 percent of the outstanding Common Stock of the Company, (ii) each of the Company's directors and director-nominees, (iii) the Chief Executive Officer and the other executive officers of the Company whose total salary and bonus for the year ended October 31, 1998 exceeded $100,000, and (iv) all directors and executive officers of the Company as a group.

                                                    SHARES         PERCENT OF
NAME OF BENEFICIAL OWNER OF GROUP                BENEFICIALLY     COMMON STOCK
AND NATURE OF BENEFICIAL OWNERSHIP(1)                OWNED        OUTSTANDING
--------                                         ---------------- ------------
Capital Technology                                    513,900             6.1
  McMullen Creek Office Center
  P.O. Box 472428
  Charlotte, NC  28247-2428

David D. Elliman                                      496,256 (2)         5.9
  18 East 74th Street
  New York, NY 10021

John R. Treichler                                     504,481 (4)         6.0

Globeflex Capital LP                                  456,100             5.4 **
  4365 Executive Dr.
  Ste. 720
  San Diego, CA  92121

Gary L. Yancey                                        441,121 (5)         5.3

Dimensional Fund ADV                                  426,000             5.0 **
  1299 ocean Ave.
  11th Floor
  Santa Monica, CA  90411

James F. Collins                                      414,431 (3)         4.9

Bani M. Scribner, Jr.                                  36,727 (6)          *

Kenneth Snow                                           32,009 (7)          *

Kenway Wong                                            56,173 (8)          *

Brian M. Offi                                          30,174 (9)          *

Stuart G. Whittelsey, Jr.                               5,001              *

John P. Devine                                          1,000              *

All directors and executive officers                2,037,594 (10)       24.3
as a group (11 persons)

-----------
     *   Less than 1%
     **  Form 13F Reporting


(1) Except as indicated in the footnotes to this table, the persons named in the table possess sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to joint tenancy, tenancy-in-common or community property laws, where applicable. Unless otherwise indicated, the business address of each of the beneficial owners is 400 W. California Avenue, Sunnyvale, CA 94086.


(2) Includes 161,378 shares held by Underhill charitable Lead Trust of which the reporting person is a trustee and a beneficiary and the reporting person disclaims beneficial ownership of his shares in excess of his beneficiary's interest in the trust; 118,544 shares held by Trust u/w Isabel S. Rockefeller of which the reporting person is a trustee and a membr of ther reporting person's immediae family is beneficiary and the reporting person disclaims beneficial ownership of shares in excess of the reporting person's interest in the trust; 100,000 share held by Rama Investment Partnership of which the reporting person is a general partner and ther reporting person disclaims beneficial ownership of shares in excess of his partnership interest; 41,666 shares held by Trust u/d Avery Rockefeller of which the reporting person is a trustee and member of the repoting person's immediate family is a beneficiary, and the reporting person disclaims beneficial ownership of shares in excess of the reporting person's interest in the trust; 16,111 shares held directly as a result of transfers to the reporting person of securities previously reported as indirectly owned by Rockefeller Charitable Lead Trust and the A.M. Rockefeller Trust; 14,147 shares held by Rockefeller Charitable Lead Trust of which the reporting person is a trustee and beneficial ownreship of shares of the reporting person's interest in the trust; 14,013 shares held by A.M. Rockefeller Trust of which the reporting person is a trustee and a beneficiary and the reporting person disclaims beneficial ownership of sares in excess of the reporting person's interest in the trust (the change reflects a transfer to the reporting person); 7,275 shares held by Overhills Partnership, Inc. of which the reporting person is a partner and the reporting person disclaims beneficial ownership of shares in excess of his partnership interest; 5,335 shares held by Estate of Anna M. Rockefeller of which the reporting person is an executor and beneficiary and the reporting person disclaims beneficial ownership of shares in excess of his interest in the estate; 3,201 shares held by Estate of Gladys Underhill of which the reporting person is an executor and a beneficiary, and the reporting person disclaims bendficial ownership of shares in excess of his interest in the estate; 2,425 shares held by Underhill Foundation of which the reporting person is a trustee, and the reporting person disclaims beneficial ownership of such shares; 2,425 shares held by Wild Wings Foundation of which the reporting person is a trustee and the reporting person disclaims beneficial ownership of such shares; 2,245 shares held by Trust u/w Avery Rockefeller of which the reporting person is a trustee and beneficiary, and the reporting person disclaims beneficial ownership in excess of the reporting person's interest in the trust; and 36 shares held by PARock Limited Partnership of which the reporting person is a general partner.

(3) Includes 1,120 shares subject to an option that is exercisable within 60 days of January 5, 1999.

(4) Includes 1,120 shares subject to an option that is exercisable within 60 days of January 5, 1999.

(5) Includes 1,120 shares subject to an option that is exercisable within 60 days of January 5, 1999.

(6) Includes 21,120 shares subject to an option that is exercisable within 60 days of January 5, 1999.

(7) Includes 6,120 shares subject to an option that is exercisable within 60 days of January 5, 1999.

(8) Includes 12,320 shares subject to an option that is exercisable within 60 days of January 5, 1999.

(9) Includes 1,120 shares subject to an option that is exercisable within 60 days of January 5, 1999.

(10) Includes 44,200 shares subject to an option that is exercisable within 60 days of January 5, 1999.



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

     (3) -- Listing of Exhibits -- See Exhibit Index on page XX of this Report on Form 10-K.

(b) Reports on Form 8-K filed in the Company's fiscal year ended October 31, 1998:

           None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, therewith duly authorized.

                                                 APPLIED SIGNAL TECHNOLOGY, INC.
                                                 (Registrant)



       Dated March 23, 1999                          /s/ Gary L. Yancey
                                                 ------------------------------
                                                 Gary L. Yancey, President,
                                                 Chief Executive Officer and
                                                 Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


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