Form 10-Q
period 1999-04-30
APPLIED SIGNAL TECHNOLOGY INC
filed 1999-06-07
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE PERIOD ENDED APRIL 30, 1999

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

Common Stock, no par value, 8,524,672 shares outstanding as of June 5, 1999.

Part 1.  Financial Information
Item 1.   Financial Statements

                         APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                         April 30,   October 31
                                                            1999        1998
                                                         ----------  ----------
                                                         (Unaudited) (Note)
                       ASSETS
Current assets:
  Cash and cash equivalents                                $11,937     $14,085
  Short-term investments                                       --        1,029
  Accounts receivable:
    Billed                                                  13,318      14,298
    Unbilled                                                17,633      16,282
                                                         ----------  ----------
     Total accounts receivable                              30,951      30,580
  Inventory                                                  8,794       5,551
  Prepaid and other current assets                           2,850       3,035
                                                         ----------  ----------
    Total current assets                                    54,532      54,280

Property and equipment, at cost:
  Machinery and equipment                                   33,131      31,654
  Furniture and fixtures                                     4,345       4,011
  Leasehold improvements                                     6,715       5,813
  Construction in process                                    2,662       1,438
                                                         ----------  ----------
                                                            46,853      42,916
Accumulated depreciation and amortization                  (26,980)    (24,775)
                                                         ----------  ----------
    Net property and equipment                              19,873      18,141

Other assets                                                    40          42
                                                         ----------  ----------

Total assets                                               $74,445     $72,463
                                                         ==========  ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                          $1,703      $3,842
  Accrued payroll and related benefits                       6,277       6,331
  Other accrued liabilities                                  2,195       2,092
  Income taxes payable                                       3,751       2,300
                                                         ----------  ----------
    Total current liabilities                               13,926      14,565

Deferred income taxes                                        1,033       1,033

Shareholders' equity:
  Preferred stock, no par value: 2,000,000 shares
  authorized; none issued and outstanding                      --          --

  Common stock, no par value: 20,000,000 shares
  authorized; issued and outstanding -- 8,346,150 at
  April 30, 1999 and 8,393,526 at October 31, 1998          17,599      19,154
  Retained earnings                                         41,887      37,711
                                                         ----------  ----------
Total shareholders' equity                                  59,486      56,865
                                                         ----------  ----------
               Total liabilities and
                   shareholders' equity                    $74,445     $72,463
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

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (In thousands, except per share data)

                                              Three Months Ended     Six Months Ended
                                             ---------------------  -------------------
                                             April 30,    May 1,    April 30,  May 1,
                                                1999       1998       1999      1998
                                             ---------- ----------  --------- ---------
Revenues from contracts                        $27,590    $27,732    $50,438   $52,093

Operating expenses:
  Contract costs                                16,500     17,327     31,128    32,422
  Research and development                       3,477      3,114      6,205     5,251
  General and administrative                     3,247      3,233      6,648     6,894
                                             ---------- ----------  --------- ---------
      Total operating expenses                  23,224     23,674     43,981    44,567
                                             ---------- ----------  --------- ---------

Operating income                                 4,366      4,058      6,457     7,526
Interest income(expense), net                      123        145        325       292
                                             ---------- ----------  --------- ---------
Income before provision
  for income taxes                               4,489      4,203      6,782     7,818
Provision for income taxes                       1,706      1,639      2,577     3,049
                                             ---------- ----------  --------- ---------

Net income                                      $2,783     $2,564     $4,205    $4,769
                                             ========== ==========  ========= =========
Net income per common share:
     Basic                                       $0.33      $0.30      $0.50     $0.56
     Diluted                                     $0.32      $0.28      $0.48     $0.53

Number of shares used in calculating
  net income per common share:
     Basic                                       8,439      8,580      8,460     8,529
     Diluted                                     8,640      9,000      8,727     8,976




                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOW
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)
                                 (In thousands)

                                                          SIX MONTHS ENDED
                                                       ----------------------
                                                       April 30,     May 1,
                                                          1999        1998
                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $4,205      $4,769
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          2,205       2,036
Changes in:
    Accounts receivable                                     (371)      2,841
    Inventory, prepaids and other current assets          (3,056)     (2,294)
    Accounts payable, income taxes payable and accrued      (639)       (501)
                                                       ----------  ----------
      Net cash provided by operating activities            2,344       6,851


INVESTING ACTIVITIES:
  Purchase of available-for-sale securities                  --       (5,000)
  Maturity of available-for-sale securities                1,000       1,800
  Additions to property and equipment                     (3,937)     (3,560)
                                                       ----------  ----------
      Net cash used in investing activities               (2,937)     (6,760)

FINANCING ACTIVITIES:
  Issuances of common stock                                1,188       1,572
  Repurchases of common stock                             (2,743)     (2,940)
                                                       ----------  ----------
      Net cash provided by (used in) financing activiti   (1,555)     (1,368)

Net increase (decrease) in cash                           (2,148)     (1,277)
Cash and cash equivalents, beginning of period            14,085       7,403
                                                       ----------  ----------
Cash and cash equivalents, end of period                 $11,937      $6,126
                                                       ==========  ==========
Supplemental disclosures of cash flow information:
    Interest paid                                            $15         $17
    Taxes paid                                            $1,126      $1,771

                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                April 30, 1999


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the six-month period ending April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

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

EARNINGS PER SHARE

        Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. All historical earnings per share amounts have been restated to conform to the provisions of this statement.

        A reconciliation of shares used in the calculation of basic and diluted earnings per share follows (in thousands, except per share data):

                                                    Three Months Ended    Six Months Ended
                                                   ---------------------  ----------------------
                                                   April 30,    May 1,    April 30,     May 1,
                                                      1999       1998        1999        1998
                                                    ---------  ---------   ---------   ---------
Net income                                            $2,783     $2,564      $4,205      $4,769
                                                      =======    =======     =======     =======

Shares used to compute net income per
   common share - basic                                8,439      8,580       8,460       8,529

Effect of dilutive stock options                         313        420         267         447
                                                      -------    -------     -------     -------
Shares used to compute net income per
   common share - diluted                              8,752      9,000       8,727       8,976
                                                      =======    =======     =======     =======

Net income per common share - basic                    $0.33      $0.30       $0.50       $0.56
                                                      =======    =======     =======     =======

Net income per common share - diluted                  $0.32      $0.28       $0.48       $0.53
                                                      =======    =======     =======     =======



RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to the current year presentation.


NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                       APRIL 30, 1999       OCTOBER 31, 1998
                      ----------------      ----------------
Raw Materials              $1,113              $1,102
Work in Process             7,065               4,114
Finished Goods                446                 245
                           ------              ------
                            8,624               5,461
Precontract Costs             170                  90
                           ------              ------
                           $8,794              $5,551
                           ======              ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At April 30, 1999, the unfavorable inventoried variance was approximately $1,600,000 while at May 1, 1998 the unfavorable inventoried variance was $224,000; each variance was included in work in process. At October 31, 1998 the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end.


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

Industrial Applications
     The volume of data transferred and made available to individuals is growing exponentially worldwide. This trend dictates maximum efficiency of frequency spectrum usage by the commercial telecommunication companies. Spectrum usage is especially critical in the band-limited radio frequency (RF) environment that personal communication systems (e.g., cellular systems) and communication satellite systems (e.g., PanAmSat, Intelsat, InMarSat) utilize. As these systems attempt to maximize this spectrum usage, data transfer will be impaired. This creates demand for sophisticated data quality monitoring.

     The Company believes that its signal processing prowess in non-intrusive signal reconnaissance, developed over the years, positions the Company to capitalize on this quality monitoring requirement. In addition, as the Company continues to stay abreast of the United States Government's future signal reconnaissance needs, it should stay abreast of trends in telecommunication technology. The Company believes its knowledge and experience will permit the Company to develop quality monitoring equipment.

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


THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 1, 1998

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the second quarter of fiscal 1999 were approximately $27,590,000, relatively unchanged from the second quarter of fiscal 1998 revenues of approximately $27,732,000. Revenues for the six months ended April 30, 1999 were approximately $50,438,000, down 3% from approximately $52,093,000 for the first six months of fiscal 1998. The decreases in fiscal 1999 quarter and year-to-date revenues are primarily attributable to a decrease in the sale of off-the-shelf products. The decrease is partially offset by an increase in engineering contract revenues.

New order levels for the second quarter of fiscal 1999 were approximately $44,591,000, up 173% from order levels of approximately $16,351,000 for the second quarter of fiscal 1998. New orders for the first six months of fiscal 1999 were approximately $52,417,000, up 99% compared to approximately $26,352,000 reported for the same period of fiscal 1998. The increases in first quarter and year-to-date new order levels are due in part to booking orders that the Company believes were delayed from earlier quarters and, in part due to new contracts initiated by the government resulting in increased demand for the company's products and services.

The Company's backlog, which consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options) was approximately $51,123,000 at April 30, 1999, a decrease of 11% when compared to $57,526,000 at May 1, 1998. The decrease in year to year backlog is primarily due to the lower ending backlog at October 31, 1998 as compared to October 31, 1997.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including labor, materials and manufacturing overhead costs. Contract costs as a percentage of revenues were 59.8% for the second quarter of fiscal 1999 versus 62.5% for the same period of fiscal 1998. Contract costs as a percentage of revenues for the six months ended April 30, 1999 were 61.7% versus 62.2% for the first six months of fiscal 1998. Contract costs as a percentage of revenue for the second quarter and for the first six months of fiscal 1999 were lower primarily due to the recognition of fee rates in excess of estimates upon completion or near completion of certain contracts (see "Notes to Financial Statements - Revenues from Contracts").

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual targeted indirect rates. Research and development expenses as a percentage of revenues were 12.6% and 11.2% for the second quarter of fiscal years 1999 and 1998, respectively. For the first six months of fiscal years 1999 and 1998 research and development expenses as a percentage of revenues were 12.3% and 10.1%, respectively. The year-to-year increases in R&D expenses in both absolute dollars and as a percentage of revenues reflect the Company's strategy of funding future products in an effort to meet customers' needs before its competitors.
costs as a percentage of revenues were higher due to the application of higher indirect expenses.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, related costs for the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. General and administrative expenses were approximately $3,247,000 or 11.8% of revenues for the second quarter of fiscal 1999 and were relatively unchanged when compared to approximately $3,233,000 or 11.7% of revenues for the same period of fiscal 1998. Although general and administrative expenses of approximately $6,648,000 for the six months ended April 30, 1999 were slightly less in absolute dollars than the approximately $6,894,000 in general and administrative expenses for the same period ended May 1, 1998, general and administrative expenses in both periods were 13.2% of revenues.
Consistent with government contracting requirements, the Company considers both general and administrative expenses and research and development expenses part of its general and administrative indirect expense pool. Combined R&D and general and administrative expenses of approximately $12,853,000 were 25.5% of revenues for the first six months of fiscal 1999 compared to approximately $12,145,000 or 23.3% of revenues for the same period of fiscal 1998.
higher in the first quarter of fiscal 1999 when compared to the same period of fiscal 1998, total general and administrative expenses were lower after the application of the targeted indirect rates.

INTEREST INCOME/(EXPENSE), NET: Net interest income remained relatively consistent in the three and six month period of fiscal 1999 compared to the same periods in fiscal 1998. For the quarter ended April 30, 1999, net interest income was approximately $123,000, down from approximately $145,000 of net interest income for the same period of fiscal 1998. Net interest income for the first six months of fiscal 1999 was approximately $325,000 compared to net interest income of approximately $292,000 for the same period of fiscal 1998.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of income before income taxes was 38% for the second quarter and for the first six months of fiscal 1999, compared to 39% for the same periods of fiscal 1998. The decrease in the quarterly and year-to-date tax rate is primarily the result of federal and state tax credits.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

At April 30, 1999 cash and short-term investments totaled approximately $11,937,000. Historically, the Company's primary source of liquidity has been the cash flow generated from operations as well as the issuance of common stock through its employee stock plans.

The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank's reference rate (7.75% as of April 30, 1999). Outstanding amounts on the line of credit were zero at April 30, 1999 and October 31, 1998. The line expires on March 15, 2001.

NET CASH FROM OPERATING ACTIVITIES: Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the changes in inventories held by the Company.

During the first six months of fiscal 1999, approximately $2,344,000 was provided by operating activities versus approximately $6,851,000 provided during the comparable period of fiscal 1998. The year-to-year decline in cash from operating activities is primarily due to the
changes in net income, accounts receivable and inventories.   The
decline in net income in fiscal 1999 compared to fiscal 1998 is primarily due to lower operating income as a result of higher research and development costs both in aggregate dollars and as a percentage of revenues. During the first half of fiscal 1999, cash used by accounts receivable was approximately $371,000 as compared to approximately $2,841,000 provided by accounts receivable during the same period of fiscal 1998. The cash generated by accounts receivable in the first half of fiscal 1998 was primarily due to greater collections received from a one-time billing modification allowed by the United States Government in the fourth quarter of fiscal 1997. During the first six months of fiscal 1999, the Company increased its rate of investment in inventories, prepaids and other current assets by approximately $3,056,000; actual inventory increased by approximately $1,643,000, the unfavorable variance carried in inventory was approximately $1,600,000, and prepaids and other current assets decreased by approximately $185,000. In comparison inventories, prepaids and other current assets increased approximately $2,294,000 during the same period for fiscal 1998. For the first six months of fiscal 1998, actual inventory increased by $2,214,000, there was an unfavorable variance carried in inventory of approximately $223,000 and other current assets increased by approximately $304,000. Cash used in accounts payable and other accrued liabilities during the first half of fiscal 1999 was approximately $639,000, slightly lower than the cash used in accounts payable and other accrued liabilities of approximately $501,000 during the first half of fiscal 1998.

NET CASH FROM INVESTING ACTIVITIES: Cash used in investing activities during the first six months of fiscal 1999 was approximately $2,937,000 compared to approximately $6,760,000 used in investing activities during the same period of fiscal 1998. The purchase of $5,000,000 worth of U.S. Treasury securities in the first half of fiscal 1998 is the primary reason for the decrease when comparing investing activities with the first half of fiscal 1999. Additions to property and equipment were approximately $3,937,000 for the first half of 1999 and comparable to the approximately $3,560,000 for the first half of fiscal 1998.

NET CASH FROM FINANCING ACTIVITIES: Net cash used in financing activities during the first six months of fiscal 1999 was approximately $1,555,000 and is comparable to the cash used in financing activities during the first six months of fiscal 1998 of approximately $1,368,000. Cash from financing activities is primarily the difference between cash used to repurchase the Company's common stock and cash generated from the issuances of common stock under the Employee Stock Purchase and the Company's Employee Stock Option Plans. Cash used to repurchase the Company's commons stock in accordance with its repurchase plans for the first half of fiscal 1999 and 1998 was approximately $2,743,000 and approximately $2,940,000, respectively. Cash generated from the issuances of common stock under the Company's Employee Stock Purchase and Employee Stock Option Plans was approximately $1,188,000 and approximately $1,572,000 for the first half of fiscal 1999 and 1998, respectively.


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

Dependence Upon Personnel: The Company's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. During the last two years, the Company has experienced difficulty in attracting new talent to an increasingly competitive market for qualified personnel. Management believes this effect is, in part, attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector and, in part, due to the difficulty in recruiting new staff capable of obtaining the necessary security clearance. While the Company believes progress in attracting and retaining sufficient personnel has been made over the last year, there can be no assurance that the Company will continue to be successful at attracting and retaining sufficient personnel. Failure to do so could have a material adverse effect on the Company's future operating results and financial condition.

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


Year 2000(Y2K) Risks:

The Company has been implementing a program over the last two years to define and minimize risks related to transitioning into the Year 2000 and beyond. The program and associated risk assessment is segregated into the following three main areas: 1)Product Readiness Program, 2)Internal Infrastructure Readiness Program and 3)Business Partners Readiness Program. For each readiness area, the Company is systematically performing risk assessment and conducting tests and remediation as well as developing contingency plans to mitigate risk. Further, the Company is communicating with its employees, suppliers and customers regarding the Year 2000 issue in an effort to raise awareness and further mitigate risk by requesting compliance letters from its key business partners. The specific status of each area is as follows:


Product Readiness Program

Prior to January 1, 1997 (the "Certification Date"), the Company had no contractual obligation to provide Y2K compliant products/systems. As is the nature with most government contractors, the Company either developed or delivered a product to customer-defined acceptance criteria. Until the above referenced date, the Company had no obligation to provide Y2K compliant products or services. As the United States Government became more concerned regarding the impact of Y2K on their systems, they began requiring contractors, as part of the contractual terms and conditions, to certify all deliveries are Y2K compliant. The risk assessment for products and systems delivered prior to and after the certification date is as follows:

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


Products and Systems Delivered After to the Certifications Date:

Company personnel have worked with customers to develop a comprehensive test plan and are now certifying that Company products meet a mutually agreed upon set of criteria for testing Y2K.


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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held March 11, 1999.

     The shareholders approved a proposal to elect three Class 1 Directors of the Board of Directors of the Company to serve until the next Annual Meeting of Shareholders and/or until their respective successors are duly elected and qualified. The proposal received the following votes:


                  FOR          WITHHELD    ABSTENTIONS     BROKER NON-VOTES

John P. Devine    6,510,043   569,498
David D. Elliman  6,516,043   563,498
Gary L. Yancey    6,476,922   602,619


     The shareholders ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending October 31, 1999. The proposal received the following votes:



                  FOR        AGAINST     WITHHELD        ABSTENTIONS       BROKER NON-VOTES

                   7,052,970  11,543                      15,028




     The shareholders also approved a proposal to amend the Company's
1993 Employee Stock Purchas Plan (the "Stock Purchase Plan") to increase by 600,000 shares the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan. The proposal received the following votes:


                  FOR        AGAINST     WITHHELD        ABSTENTIONS

                   4,402,873  597,949                     29,129



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           Exhibits - See Index to Exhibits

           REPORTS ON FORM 8-K
    The Company did not file any reports on Form 8-K during the three months ended April 30, 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


Applied Signal Technology, Inc.



/s/ Brian M. Offi/                                  June 12, 1999
------------------------------                     ---------------------------
Brian M. Offi
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer), and
Coproate Secretary



                            APPLIED SIGNAL TECHNOLOGY

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER     DESCRIPTION OF DOCUMENT
 ------     -----------------------
27.1        Financial Data Schedule