Form 10-Q
period 1999-07-31
APPLIED SIGNAL TECHNOLOGY INC
filed 1999-09-10
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE PERIOD ENDED July 31, 1999

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

Common Stock, no par value, 8,454,139 shares outstanding as of September 8, 1999.

Part 1.  Financial Information
Item 1.   Financial Statements

                         APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                          July 30,   October 31
                                                            1999        1998
                                                         ----------  ----------
                                                         (Unaudited) (Note)
                       ASSETS
Current assets:
  Cash and cash equivalents                                $16,655     $14,085
  Short-term investments                                       --        1,029
  Accounts receivable:
    Billed                                                  13,636      14,298
    Unbilled                                                16,860      16,282
                                                         ----------  ----------
     Total accounts receivable                              30,496      30,580
  Inventory                                                  9,682       5,551
  Prepaid and other current assets                           3,004       3,035
                                                         ----------  ----------
    Total current assets                                    59,837      54,280

Property and equipment, at cost:
  Machinery and equipment                                   36,506      31,654
  Furniture and fixtures                                     4,356       4,011
  Leasehold improvements                                     6,921       5,813
  Construction in process                                      570       1,438
                                                         ----------  ----------
                                                            48,353      42,916
Accumulated depreciation and amortization                  (28,329)    (24,775)
                                                         ----------  ----------
    Net property and equipment                              20,024      18,141

Other assets                                                    21          42
                                                         ----------  ----------

Total assets                                               $79,882     $72,463
                                                         ==========  ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                          $3,359      $3,842
  Accrued payroll and related benefits                       7,113       6,331
  Other accrued liabilities                                  2,908       2,092
  Income taxes payable                                       3,803       2,300
                                                         ----------  ----------
    Total current liabilities                               17,183      14,565

Deferred income taxes                                        1,033       1,033

Shareholders' equity:
  Preferred stock, no par value: 2,000,000 shares
  authorized; none issued and outstanding                      --          --

  Common stock, no par value: 20,000,000 shares
  authorized; issued and outstanding -- 8,484,429 shares at
  July 30, 1999 and 8,393,526 shares at October 31, 1998    18,323      19,154
  Retained earnings                                         43,343      37,711
                                                         ----------  ----------
Total shareholders' equity                                  61,666      56,865
                                                         ----------  ----------
               Total liabilities and
                   shareholders' equity                    $79,882     $72,463
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

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (In thousands, except per share data)

                                              Three Months Ended     Nine Months Ended
                                             ---------------------  -------------------
                                              July 30,   July 31,   July 30,  July 31,
                                                1999       1998       1999      1998
                                             ---------- ----------  --------- ---------
Revenues from contracts                        $27,555    $27,373    $77,993   $79,466

Operating expenses:
  Contract costs                                17,410     16,695     48,538    49,117
  Research and development                       2,554      3,050      8,759     8,301
  General and administrative                     4,535      3,296     11,183    10,190
                                             ---------- ----------  --------- ---------
      Total operating expenses                  24,499     23,041     68,480    67,608
                                             ---------- ----------  --------- ---------

Operating income                                 3,056      4,332      9,513    11,858
Interest income(expense), net                      152        140        477       432
                                             ---------- ----------  --------- ---------
Income before provision
  for income taxes                               3,208      4,472      9,990    12,290
Provision for income taxes                       1,219      1,621      3,796     4,670
                                             ---------- ----------  --------- ---------

Net income                                      $1,989     $2,851     $6,194    $7,620
                                             ========== ==========  ========= =========
Net income per common share:
     Basic                                       $0.24      $0.34      $0.74     $0.90
     Diluted                                     $0.23      $0.32      $0.71     $0.86

Number of shares used in calculating
  net income per common share:
     Basic                                       8,446      8,429      8,424     8,495
     Diluted                                     8,707      8,776      8,689     8,909




                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOW
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)
                                 (In thousands)

                                                           NINE MONTHS ENDED
                                                       ----------------------
                                                        July 30,    July 31,
                                                          1999        1998
                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $6,194      $7,620
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          3,554       3,107
Changes in:
    Accounts receivable                                       84       2,201
    Inventory, prepaids and other current assets          (4,079)     (2,396)
    Accounts payable, income taxes payable and accrued     2,085        (640)
                                                       ----------  ----------
      Net cash provided by operating activities            7,838       9,892


INVESTING ACTIVITIES:
  Purchase of available-for-sale securities                  --       (5,000)
  Maturity of available-for-sale securities                1,000       4,300
  Additions to property and equipment                     (5,437)     (5,099)
                                                       ----------  ----------
      Net cash used in investing activities               (4,437)     (5,799)

FINANCING ACTIVITIES:
  Issuances of common stock                                2,380       2,707
  Repurchases of common stock                             (3,211)     (5,971)
                                                       ----------  ----------
      Net cash provided by (used in) financing activities   (831)     (3,264)

Net increase in cash and cash equivalents                  2,570         829
Cash and cash equivalents, beginning of period            14,085       7,403
                                                       ----------  ----------
Cash and cash equivalents, end of period                 $16,655      $8,232
                                                       ==========  ==========
Supplemental disclosures of cash flow information:
    Interest paid                                            $17         $23
    Taxes paid                                            $2,293      $2,084

                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 July 30, 1999


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the nine-month period ending July 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

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

        A reconciliation of shares used in the calculation of basic and diluted earnings per share follows (in thousands, except per share data):

                                                    Three Months Ended      Nine Months Ended
                                                   ---------------------  ----------------------
                                                    July 30,   July 31,    July 30,    July 31,
                                                      1999       1998        1999        1998
                                                    ---------  ---------   ---------   ---------
Net income                                            $2,851     $2,851      $6,194      $7,620
                                                      =======    =======     =======     =======

Shares used to compute net income per
   common share - basic                                8,446      8,429       8,424       8,495

Effect of dilutive stock options                         261        347         265         414
                                                      -------    -------     -------     -------
Shares used to compute net income per
   common share - diluted                              8,707      8,776       8,689       8,909
                                                      =======    =======     =======     =======

Net income per common share - basic                    $0.24      $0.34       $0.74       $0.90
                                                      =======    =======     =======     =======

Net income per common share - diluted                  $0.23      $0.32       $0.71       $0.86
                                                      =======    =======     =======     =======



RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to the current year presentation.


NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                        JULY 30, 1999       OCTOBER 31, 1998
                      ----------------      ----------------
Raw Materials              $1,327              $1,102
Work in Process             7,960               4,114
Finished Goods                392                 245
                           ------              ------
                            9,679               5,461
Precontract Costs               3                  90
                           ------              ------
                           $9,682              $5,551
                           ======              ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At July 30, 1999, the unfavorable inventoried variance was approximately $1,932,000 while at July 31, 1998 the unfavorable inventoried variance was $337,000; each variance was included in work in process. At October 31, 1998 the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end.


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


THREE MONTHS AND NINE MONTHS ENDED JULY 30, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1998

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the third quarter of fiscal year 1999 were approximately $27,555,000, relatively unchanged from the third quarter of fiscal year 1998 revenues of approximately $27,373,000. Revenues for the nine months ended July 30, 1999 were approximately $77,993,000, down 2% of revenues from approximately $79,466,000 for the first nine months of fiscal 1998. While third quarter revenue is materially unchanged between the periods, the decrease in year-to-date revenues is attributable to a decrease in firm-fixed price contracts in Operations and is partially offset by an increase in engineering contract revenues.

New order levels for the third quarter of fiscal 1999 were approximately $32,305,000, up 29% from order levels of approximately $25,079,000 reported for the third quarter of fiscal 1998. New orders for the first nine months of fiscal 1999 were approximately $84,722,000, an increase of approximately 65% compared to new order levels of approximately $51,430,000 reported for the same period of fiscal 1998. Increases in new orders for the third quarter continue to be strong in both the strategic and the tactical signal reconnaissance markets. The increase in year-to-date new order levels is due in part to booking orders that the Company believes were delayed in the prior year, and, in part due to a higher volume of orders for off-the-shelf products when compared to the first nine months of the prior fiscal year.

The Company's backlog, which consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options) was approximately $56,109,000 at July 30, 1999, an increase of 2% when compared to $55,106,000 at July 31, 1998. The increase in year to year backlog is primarily due to the higher ordering levels in the current fiscal year as compared to the ordering levels in fiscal 1998.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including labor, materials and manufacturing overhead costs. Contract costs for the third quarter of fiscal 1999 were approximately $17,410,000 or 63.2% of revenues; contract costs for the same period of fiscal 1998 were approximately $16,695,000 or 61.0% of revenues. The increase in contract costs for the current quarter is due to an increase in engineering development contracts which have lower margins compared to the volume of operation production contracts in the third quarter of fiscal year 1998. Year-to-date contract costs were approximately $48,538,000 or 62.2% of revenues for fiscal 1999 as compared to approximately $49,117,000 or 61.8% for the first nine months of fiscal 1998. Year-to-date contract costs as a percentage of revenue for both fiscal years 1999 and 1998 are consistent with the Company's business model.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual targeted indirect rates. Research and development expenses were approximately $2,554,000 or 9.3% of revenues and approximately $3,050,000 or 11.1% of revenues for the third quarter of fiscal years 1999 and 1998, respectively. For the first nine months of fiscal years 1999 and 1998 research and development were approximately $8,759,000 or 11.2% of revenues and approximately $8,301,000 or 10.4% of revenues, respectively. R&D as a percentage of revenues for the third quarter and year-to-date are currently in line with the Company's business model and reflect the Company's strategy of funding future products in an effort to meet customers' needs before its competitors.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, related costs for the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. General and administrative expenses were approximately $4,535,000 or 16.5% of revenues for the third quarter of fiscal 1999 and were 37.6% higher when compared to approximately $3,296,000 or 12.0% of revenues for the same period of fiscal 1998. General and administrative expenses were approximately $11,183,000 or 14.3% of revenues for the nine months ended July 30, 1999 and were higher than the approximately $10,190,000 or 12.8% of revenues in general and administrative expenses for the same period ended July 31, 1998. Before applying the target G&A rate, general and administrative spending levels were comparable for the quarter and for the first nine months of fiscal 1999 when compared to the same periods of fiscal 1998. However, the applied target G&A rate for fiscal year 1999 is 3.6% greater than the rate used in fiscal year 1998, and, resulted in reporting higher G&A expenses.

Consistent with government contracting requirements, the Company considers both general and administrative expenses and research and development expenses part of its general and administrative indirect expense pool. Combined R&D and general and administrative expenses of approximately $19,942,000 were 25.6% of revenues for the first nine months of fiscal 1999 compared to approximately $18,491,000 or 23.3% of revenues for the same period of fiscal 1998.

INTEREST INCOME/(EXPENSE), NET: Net interest income in the three and nine month periods of fiscal year 1999 was relatively consistent with the same periods in fiscal year 1998. The increase in net interest income in both 1999 periods is primarily due to the higher average cash balances on hand.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of income before income taxes was 38% and 36% for the third quarter of fiscal years 1999 and 1998, respectively. The effective tax rate was 38% for the nine months ended July 31, 1999 and July 30, 1998. The lower tax rate for the third quarter of fiscal year 1998 was the result of a year-to-date adjustment made during the quarter to reflect a cumulative 38% effective tax rate projected for fiscal year 1998.


ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

At July 30, 1999 cash and short-term investments totaled approximately $16,655,000. Historically, the Company's primary source of liquidity has been the cash flow generated from operations as well as the issuances of common stock through its employee stock plans.

The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank's reference rate (8% as of July 30, 1999). Outstanding amounts on the line of credit were zero at July 30, 1999 and October 31, 1998. The line expires on March 15, 2001.

CASH FROM OPERATING ACTIVITIES: Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter fluctuations are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the changes in inventories held by the Company.

During the first nine months of fiscal 1999, approximately $7,838,000 was provided by operating activities versus approximately $9,892,000 provided during the comparable period of fiscal 1998. The year-to-year decline in cash from operating activities is primarily due to the decline in net income in fiscal 1999 compared to fiscal 1998 of approximately $1,426,000. During the first nine months of fiscal 1999, cash generated from accounts receivable decreased by approximately $2,117,000, when compared to the first nine months of fiscal 1998.
This decrease is primarily due to the high collections received in the first nine months of fiscal 1998 resulting from a one-time billing modification allowed by the United States Government in the last quarter of fiscal 1997. During the first nine months of fiscal 1999, the Company increased its rate of investment in inventories, prepaids and other current assets by approximately $1,683,000 over the fiscal 1998 period. Actual inventory increased by approximately $4,131,000, due in part by building inventory for on-the-shelf products and in part by the unfavorable variance carried in inventory of approximately $1,900,000. In comparison, inventories increased approximately $2,165,000 during the same period for fiscal 1998 and the unfavorable variance was approximately $300,000. Cash generated by accounts payable and other accrued liabilities during the first nine months of fiscal 1999 was approximately $2,085,000, and was primarily due to the increase in income tax accruals as well as to the timing of quarter-end accruals. During the first nine months of fiscal 1998, cash used in accounts payable and other accrued liabilities was approximately $640,000.

CASH FROM INVESTING ACTIVITIES: Cash used in investing activities during the first nine months of fiscal 1999 and 1998 was $4,437,000 and $5,799,000, respectively. The $1,362,000 decrease in cash used in investing activities in fiscal 1999 is primarily the result of the sale of $1,000,000 in investments as compared to the net purchases of $700,000 of U.S. Treasury securities during fiscal 1998 partially offset by an increase in purchases of property and equipment.

CASH FROM FINANCING ACTIVITIES: Net cash used in financing activities during the first nine months of fiscal years 1999 and 1998 were approximately $831,000 and approximately $3,264,000, respectively. The decrease in cash used in financing activities for fiscal 1999 as compared to fiscal 1998 is primarily due to the result of fewer shares repurchased by the Company during fiscal 1999 less proceeds from the issuances of common stock to employees under the employee stock option and purchase plans.


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

Revenue Concentration: Due to the award of certain larger contracts, the Company has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 23% of revenue for the first nine months of fiscal 1999 compared to 20% attributable to the same contract in the first nine months of fiscal 1998. This contract may be terminated at the convenience of the United States Government. If this contract or other large contracts of the Company were terminated, this could have a material adverse effect on the Company's future results of operations and financial condition.

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

Product Readiness Program

Prior to January 1, 1997 (the "Certification Date"), the Company had no contractual obligation to provide Y2K compliant products/systems. As is the nature with most government contractors, the Company either developed or delivered a product to customer-defined acceptance criteria. As the United States Government became more concerned regarding the impact of Y2K on their systems, they began requiring contractors, as part of the contractual terms and conditions, to certify that all deliveries are Y2K compliant. The risk assessment for products and systems delivered prior to and after the Certification Date is as follows:

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


Internal Infrastructure Readiness Program

The Company has embarked on a comprehensive inventory, evaluation, remediation and/or replacement of all internal applications and hardware used to run its business. The Company expects a fully compliant internal infrastructure by the end of the 1999 fiscal year. The compliance matrix the Company is using includes all network switches, hubs, routers, servers, critical business systems software and hardware, engineering support applications and tools, desktop systems, and telephone/voicemail systems.


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

        Other Business Partners:

The Company has been in contact with its other critical business partners (such as its 401(k) plan carrier and insurance provider) to insure there will be uninterrupted availability of services. All critical business partners have provided compliance letters to the Company.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           Exhibits - See Index to Exhibits

           REPORTS ON FORM 8-K
    The Company did not file any reports on Form 8-K during the three months ended July 30, 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


Applied Signal Technology, Inc.



/s/ Brian M. Offi/                                  September 14, 1999
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