Form 10-K
period 1999-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2000-01-28
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                                       or

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

     Common Stock, without par value -- $79,772,491 as of January 3, 2000.

Number of shares of registrant's common stock outstanding:

     Common Stock, without par value -- 8,330,956 shares as of January 3, 2000.

               DOCUMENTS INCORPORATED BY REFERENCE
The registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 9, 2000 is incorporated herein by reference in Part III to the extent stated herein.

This Annual Report on Form 10-K consists of 59 pages, including exhibits; the exhibit index is on page 57.

                                      INDEX
                         APPLIED SIGNAL TECHNOLOGY, INC.

PART I.

       Item 1.    Business                                                Pg. 4

       Item 2.    Properties                                                 20

       Item 3.    Legal Proceedings                                          20

       Executive Officers of Registrant                                      21

PART II.

       Item 5     Market for Registrant's Common Equity and Related
                  Shareholder Matters                                        23

       Item 6.    Selected Financial Data                                    25

       Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        26

       Item 7A.  Quantitative and Qualitative Disclosure about Market Risk   34

       Item 8.    Financial Statements and Supplementary Data                35

       Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        50

PART III.

       Item 10.   Directors and Executive Officers of the Registrant         51

       Item 11.   Executive Compensation                                     51

       Item 12.   Security Ownership of Certain Beneficial Owners and
                      Management                                             51

       Item 13.   Certain Relationships and Related Transactions             51

PART IV.

       Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K                                                   52

       Signatures                                                            53

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


DESCRIPTIOM OF BUSINESS

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

        Additionally, the use of established telecommunication technologies has increased throughout the world and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the radio frequency spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and the global information network (e.g., the Internet) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal reconnaissance equipment capable of collecting and processing an increased volume of signals as well as new types of signals.

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

Industrial Applications

        The volume of data transferred and made available to individuals is growing exponentially worldwide. This trend dictates maximum efficiency of frequency spectrum usage by the commercial telecommunication companies. The spectrum usage is especially critical in the band-limited radio frequency (RF) environment that personal communication systems (e.g., cellular systems) and communication satellite systems (e.g., PanAmSat, Intelsat, and InMarSat) utilize. As these systems attempt to maximize this usage, there is an increasingly higher probability that data transfer will be impaired. This creates demand for sophisticated data quality monitoring.

        The Company believes that its signal processing prowess in non-intrusive signal reconnaissance developed over the years, positions the Company to capitalize on this quality monitoring requirement. In addition, as the Company continues to stay abreast of the United
States Government's future signal reconnaissance needs, it should stay abreast of trends in telecommunication technology. The Company believes its knowledge and experience will permit the Company to understand the data transfer techniques that will require quality monitoring in the future.

        As the world becomes more reliant upon data transfer and data access for its day-to-day activities (i.e., e-commerce), it also becomes more vulnerable to unauthorized data access or manipulation. This creates a requirement for data system intrusion detection. This intrusion detection must be performed without impact upon the data transfer.

        The Company believes that the technological expertise it has developed for signal reconnaissance, positions the Company to develop and market intrusion detection technology. In particular, the Company's signal processing prowess provides the fundamentals for the development of intrusion detection equipment.

Defense Communications

        Just as the civilian world is becoming increasingly dependent upon data transfer and access, so is the military. The military branches utilize data transfer for guidance, computer-to-computer battlefield planning, high quality communications, and other applications. Many times this data transfer must occur under non-ideal transport modes. The transport invariably is in the radio frequency spectrum and must occur under sub-optimum conditions such as minimal frequency planning for interference mitigation, inaccurate antenna pointing, and moving platforms. These defense communication systems must be able to mitigate these data transfer anomalies in an automated or semi-automated manner in order to provide reliable, rapidly deployed communications.
        The military branches are committed to adopting to advancing state-of-the-art data transfer technologies. As they adopt these new technologies, they are faced with added complexities not confronted in commercial applications. Accordingly, the United States Government is investing in research and development to overcome these complexities, with the goal of providing a reliable all-digital battlefield by 2010.

        The Company believes that the technological expertise it has developed for signal reconnaissance systems to adequately process data collected in non-ideal situations positions the Company to capitalize in developing products that satisfy these defense communication system requirements. In particular, the Company's experience in adaptive equalization/demodulation of sophisticated data telecommunication signals enable the Company to develop equipment that overcomes these data transport anomalies.

STRATEGY

        Applied Signal Technology's objective is to anticipate the needs of the telecommunication processing marketplace and to invest in research and development in an effort to provide solutions before the Company's competitors. In some cases, this involves the development of equipment to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. The Company's strategy to accomplish its objective includes the following elements:

         - Anticipate Marketplace Needs. The Company devotes significant resources in order to understand perceived future telecommunication processing needs. The Company monitors technological and commercial advances in telecommunications to identify advances it believes will create new opportunities. The Company obtains information about marketplace needs through frequent contact with employees and technical and contracting officials. In contrast, the Company believes that its competitors often wait until potential customers request competitive proposals for equipment to satisfy specific requirements and then respond to these requests.

            Many times, sole source contracts are granted by the United States Government when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. Since the Company's inception, a significant portion of its revenues have been from sole source contracts. The Company believes that the large number of sole source contracts it obtains demonstrates that it often anticipates marketplace needs correctly. There can be no assurance, however, that the Company will anticipate correctly the marketplace needs in the future.

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

         - Focus on Signal Processing. Since inception, the Company has focused much of its attention on developing signal processing equipment. The Company believes that there have been and will continue to be opportunities to develop specialized signal processing equipment to satisfy emerging technological requirements.

         - Increase Penetration and Broaden Customer Base. The Company believes that its current customers offer significant opportunities for sales growth, both in terms of additional units of developed products and the development of new products and, accordingly, directs much of its marketing efforts toward these customers in order to increase the Company's penetration of these markets. In addition, more recently, the Company has been attempting to broaden its customer base through the aggressive pursuit of new markets relating to quality monitoring of commercial satellite communications, data network intrusion protection and defense communications.


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

        Over the last 24 months, the Company has entered into the industrial telecommunication processing equipment and defense communications equipment marketplaces with the following categories:

         - Communication Satellite Quality Monitors. These products collect a variety of radio frequency signals emitted from satellites and perform precise signal parameter measurements, using advanced digital signal processing techniques, to monitor signal quality. The equipment interfaces with system control networks to provide total system quality monitoring. These products are priced in a range of approximately $50,000 to $100,000.

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


CUSTOMERS, CONTRACTS, AND MARKETING

        CUSTOMERS

        To date, purchases by the United States Government have accounted for almost all of the Company's revenues. Most of the Company's revenues have come from contracts directly with the United States Government. The Company also has subcontracts under which it supplies products or services to prime contractors that have contracts with the United States Government. Subcontract revenues accounted for approximately 46%, 34%, and 29% of the Company's revenues for its fiscal years 1999, 1998, and 1997 respectively. In addition, the Company occasionally sells small quantities of equipment to foreign governments. Foreign revenues have accounted for approximately 5%, 9%, and 2% of the Company's revenues in fiscal years 1999, 1998, and 1997, respectively.

        The Company's United States Government customers consist of approximately six military and intelligence agencies with signal reconnaissance needs. Within these six major customers, the Company has contracts with approximately 20 different offices, each with separate budgets and contracting authority. Concentration of revenue sources is significant for the United States Government. The Company's largest contract accounted for 21%, 18% and 22% of the Company's revenues in fiscal years 1999, 1998, and 1997, respectively.

        Two intelligence agencies accounted for approximately 42% and 34%, respectively, of revenues in fiscal year 1999; approximately 39% and 34%, respectively, of revenues in fiscal year 1998; and approximately 57% and 29%, respectively, of revenues in fiscal year 1997.

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

        Competitive bid contracts are awarded after a formal bid and proposal competition among suppliers and sole source contracts are awarded without a formal competition. During fiscal years 1999, 1998, and 1997, approximately 59%, 62%, and 69%, respectively, of the Company's revenues were from sole source contracts, and approximately 41%, 38%, and 31%, respectively, were from competitively bid contracts.

        During fiscal years 1999, 1998 and 1997, the Company experienced a continued increase in the percentage of revenues from contracts awarded on a competitive basis. Management believes this increase is primarily due to a continuing diversification of the customer base as the Company grows. Management does not believe this shift towards a higher percentage of revenues from sole source to competitive bidding will have a material impact on future operating results of financial condition on the Company.

        Competitive bid or sole source contracts can be either fixed-price contracts, pursuant to which the Company agrees to deliver equipment for a fixed price and assumes the risk of cost overruns, or cost-plus contracts, pursuant to which the Company is reimbursed for its direct and indirect costs and paid a negotiated profit. During fiscal year 1999, approximately 45% of the Company's revenues were from fixed-price contracts and approximately 55% were from cost-plus contracts. During fiscal year 1998, approximately 46% of the Company's revenues were from fixed-price contracts an approximately 54% were from cost-plus contracts. During fiscal year 1997, approximately 50% of the Company's revenues were from fixed-price contracts and approximately 50% were from cost-plus contracts.

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

        The Company is subject to price redetermination on certain fixed-price U.S. Government contracts if it is determined that the Company did not price its products and services consistent with the requirements of the Federal Acquisition Regulations. As of October 31, 1999, the Company has not had a material claim sustained against it for noncompliance.

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

        In addition to its primary technical marketing, the Company also conducts marketing activities designed to increase its visibility with existing and potential customers. Each year the Company conducts two equipment shows in the Washington, D.C. area demonstrating the operation of many of its signal reconnaissance products. The Company uses direct mail and magazine advertising from time to time to inform potential customers of available products. Annually the Company updates a signal reconnaissance product summary catalog, and produces a quarterly, technical newsletter for direct mailing. The Company's mailing list includes contacts at private sector companies that may purchase the Company's products for their own use or for inclusion in systems they are developing, as well as contacts at United States Government agencies that buy products but do not contract for development efforts.


        BACKLOG

        The Company`s backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $64.9 million, $49.4 million and $83.3 million at October 31, 1999, 1998, and 1997, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. The Company includes a contract in backlog when the contract is signed by both the Company and the customer. The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in its contracts. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations: "Backlog.")


        RESEARCH AND DEVELOPMENT

        The Company conducts research and development (R&D) pursuant to United States Government R&D contracts and as part of its own R&D program. United States Government R&D contracts generated approximately $76.l million of revenues in fiscal year 1999, approximately $60.9 million of revenues in fiscal year 1998, and approximately $48.0 million of revenues in fiscal year 1997.

The Company's R&D program is funded by the billing rates charged to its customers. The Company's R&D expenditures as a percentage of revenues in fiscal years 1999, 1998, and 1997 were 11.2%, 11.1%, and 10.5%, respectively. Research and development conducted by the Company was approximately $12.9 million for fiscal year 1999, $12.2 million for fiscal year 1998, and $10.1 million for fiscal year 1997. The Company believes that its investment in R&D provides it with a significant competitive advantage.

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


       COMPANY DIVISIONS

        The Company is organized into a Technical Operations Group and a finance division. The Technical Operations Group has four divisions. Three of these divisions - Communication Systems, Multichannel Systems and Personal Communications Systems - are engineering divisions which are primarily responsible for conducting all R&D activities as well as the initial development of products. The fourth division is the Operations Division which is primarily responsible for manufacturing multiple units of products. All divisions work together to ensure that production-related issues such as manufacturability, reliability and maintainability are addressed from initial product definition through final product shipment. The Company's technical staff includes personnel with systems development expertise, which the Company applies not only to systems development but also to its product development in order to ensure the compatibility of its products with a variety of system requirements. As of January 3, 2000, there were 319 employees in the engineering divisions and 168 employees in the operations division. (See "Employees.")

        Engineering. The engineering divisions are responsible for all R&D. The Company's R&D activities include both United States Government R&D contracts and the Company's R&D projects. The engineering division activities are directed toward developing products that will ultimately be produced by the Operations Division. The engineering divisions work in conjunction with the Operations Division to assure that the development efforts will culminate in a product able to be manufactured efficiently in quantity.

        In addition to corporate headquarters in Sunnyvale, California, the Company maintains engineering offices in Herndon, Virginia; Annapolis Junction, Maryland; Salt Lake City, Utah; and Hillsboro, Oregon. As of January 3, 2000 there were 55 employees in these locations. Most of the personnel staffing these offices are technical personnel and, in addition to marketing activities, are involved in research and development and customer support (for example, installation, training, and troubleshooting).

        Operations. The Operations Division is responsible for completing final product development and manufacturing multiple units of products. By combining engineering and production expertise within the Operations Division, the Company believes it is able to maximize manufacturing efficiency and, therefore, reduce overall production costs. Operations manufactures products using batch production methods. The division achieves labor efficiency by extensive cross-training of its personnel, which permits these personnel to participate in the production of all the Company's products. The division is also responsible for managing the Company's purchases of goods and services, including third party manufacturing and assembly services. (See "Suppliers.")


        SUPPLIERS

        The Company uses suppliers in order to obtain quality goos and services without incurring the costs of providing those goods and services in-house. The Company purchases from suppliers nearly all circuit boards, integrated circuits, and other components used in its products. In addition, the Company contracts with suppliers to assemble some of its products. The Company's reliance on suppliers involves several risks, including the possibility of a shortage of certain key components and assemblies and reduced control over delivery schedules, manufacturing yields, quality, and cots. If the Company experiences significant availability or quality control problems in the future, its operating results could be adversely affected.

        Although the Company procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of the Company's products contain critical components like single board computers available solely from Motorola, Inc. and Force Computers, Inc. and field programmable gate arrays available solely from Xilinx, Inc. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require the Company to re-engineer its products, or both, which could delay the Company's shipment of its products and could have a material adverse effect on the Company's operating results.

        COMPETITION

        The telecommunication signal processing equipment market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources that the Company. The Company's current competitors include L-3 Communications Corporation; Boeing-North America; E-Systems, Inc. (a subsidiary of Raytheon Corporation); General Dynamics Corporation; Harris Corporation; Lockheed Martin Corporation; Motorola Government Electronics Group (a subsidiary of Motorola, Inc.); SAT Corporation; Comsat Corporation; TRW, Inc.; and ITT Corp. Substantial competition could have a material adverse effect on the Company's results of operations.

        The competition for competitive bid contracts differs from the competition for sole source contracts. Companies competing for competitive bid contracts prepare bids and proposals in response either to a commercial or government request and typically compete on price. Potential suppliers compete informally for sole source contracts through R&D investment and marketing efforts. Companies competing for sole source contracts attempt to identify the customer's requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the customer has identified a signal processing requirement. The principal factors of competition for sole source contracts include investments in R&D; the ability to respond to government needs promptly; product price relative to performance, quality, and customer support. The Company believes that it competes favorably on each of these factors.


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

        The Company has filed patent applications for certain of its technology. As of October 31, 1999, three patents have been granted to the Company. The Company believes that given the rapidly changing nature of signal collection and processing technology, its future success will depend primarily upon the technical competence and creative skills of its personnel. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers, employees, and consultants and other security measures. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate.

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


        GOVERNMENT REGULATIONS

        Many of the Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety, and protection of the environment. While compliance with applicable regulations has not adversely affected the Company's operations in the past, there can be no assurance that the Company will continue to be in compliance in the future or that these regulations will not change.

        In particular, the company must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurements or contracting obligations or security obligations could result in penalties or suspension of the Company form government contracting, which would have a material adverse effect on the Company's results of operations. (see Item 1 - Business:
"Customers, Contracts, and Marketing.")


        EMPLOYEES

        As of January 3, 2000, the Company had approximately 642 full-time employees, 160 of whom hold advanced technical degrees (master and/or doctoral degrees), including 19 with doctoral degrees.

        The Company's business requires that a large number of its technical employees obtain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in signal reconnaissance marketing require the appropriate clearances to meet with government technical representatives and discuss the government's needs. The Company has a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 45% of the Company's staff have security clearances. The success of the Company is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom, could adversely affect the Company's business. Such personnel are in great demand and limited supply.

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


SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

        The Company's future operating results and stock price may be subject to volatility, particularly on a quarterly basis, due to the following:

        Customer Concentration: Historically, defense and intelligence agencies of the United States Government have accounted for almost all of the Company's revenues. Future reductions in United States Government spending on signal reconnaissance and communications equipment or future changes in the kind of signal reconnaissance and communications products or services required by the United States Government agencies could limit demand for the Company's products which would have a material adverse effect on the Company's operating results and financial condition. In addition, as a supplier of these agencies, the Company must comply with numerous regulations, including regulations governing security and contracting practices. Failure to comply with these regulations could disqualify the Company as a supplier of these agencies, which would have a material adverse effect on the Company's operating results and financial condition.

        Revenue Concentration: Due to the award of certain larger contracts the Company has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised of 21% of revenue for fiscal 1999. This compares to 18% and 22% attributable to the same contract in fiscal 1998 and 1997, respectively. This contract may be terminated at the sole discretion of the United States Government. If this contract or other larger contracts of the Company were terminated, this could have a material adverse effect on the Company's operating results and financial condition.

        Competition: The telecommunication signal processing market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company's operating results and financial condition.

        Dependence Upon Personnel: The Company's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. During the last few years, the Company has experienced difficulty in attracting new talent due to an increasingly competitive market for qualified personnel. Management believes this effect continues to be attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector and due to the difficulty in recruiting new staff capable of obtaining the necessary security clearance. (See "Employees.") The Company has taken step to bolster its ability to attract and retain staff by opening additional offices in Salt Lake City, Utah and in Hillsboro, Oregon. The Company believes these new offices, in addition to the increased investment made in the Company's human resources activities during fiscal 1999, should allow it to successfully attract and retain qualified employees. Failure to do so could have a material adverse effect on the Company's operating results and financial condition.

        Risk of Fixed Price and Contract Terminations: A significant portion of the Company's revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company's operating results and financial condition.

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

        Potential Fluctuations in Quarterly Results and Market
Volatility: The Company has experienced significant fluctuations in operating results from quarter to quarter and expects that it will continue to experience such fluctuations in the future. These fluctuations are caused by, among other factors, conditions inherent in government contracting and the Company's business, such as the timing of cost and expense recognition for contracts and the United States Government contracting and budget cycles. Fluctuations in quarterly results, shortfalls in revenues or earnings from levels forecast by securities analysts, changes in estimates by analysts, competition, or announcements of extraordinary events such as acquisitions or litigation may cause the price of the Company's common stock to fluctuate substantially. In addition, there can be assurance that an active trading market will be sustained for the Company's common stock. The sock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of the Company's common stock.

        Rapid Technological Change: The market for the Company's products is characterized by rapidly changing technology. The company believes that it has been successful to date in identifying certain signal reconnaissance and industrial marketplace needs early, investing in research and development to meet these needs, and delivering products before the Company's competitors. The Company believes that its future success will depend upon continuing to develop and introduce, in a timely manner, products capable of collecting or processing new types of telecommunications signals. There can be no assurance that the Company will be able develop and market new products successfully in the future or respond effectively to technological changes, such as data encryption technology, network intrusion detection and others, or that new products introduced by others will not render the Company's products or technologies noncompetitive or obsolete.

        Dependence Upon Certain Suppliers: Although the Company procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of the Company's product contain critical components like single board computers available solely from Motorola and Force Computers and field programmable gate arrays available solely from Xilinx, Inc. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require the Company to re-engineer its products, or both, which could delay the Company's shipment of its products and could have a material adverse effect on the Company's operating results and financial condition.

        Business Disruption: The Company's corporate headquarters, including most of its research and development operations and production facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant earthquake could materially affect operating results. The Company is not insured for most losses and business interruptions of this kind.

        Year 2000 Y2K Risks: The Company has implemented a program over the last two and a half years to define and minimize risks related to transitioning to the year 2000 and beyond. The program and associated risk assessment was segregated into three main areas: 1)Product
Readiness Program, 2)Internal Infrastructure Readiness Program and, 3) Business Partners Readiness Program. For each of the three areas, the Company systematically performed risk assessments, conducted tests and implemented remediation activities.

The Company's efforts in this area have been successful to date. The Company has transitioned all of its systems to the new millennium without experiencing significant problems in any of its product, infrastructure or business partner programs.

Further, the Company believes it has identified, tested and developed a plan to handle all known Year 2000 concerns in accordance with its contractual obligations and operational requirements. Thus, management believes that the risk related to future exposure of Year 2000 issues is minimal.

All costs related to Year 2000 readiness have been borne by the Company and recovered in the product prices and therefore, have not had a material impact on its operating results.

ITEM 2:  PROPERTIES

        The Company's corporate offices that also serve as its primary research and development, engineering, production, marketing, and administrative offices are located in Sunnyvale, California. The Company leases and occupies six buildings of approximately 273,000 square feet whose term expires in March 2012. Under the terms of the lease, the Company has options to lease three additional buildings. The first option was exercised in July 1998 for which the construction of a 69,000 square foot building started in January 2000; occupancy is anticipated in November 2000. The second option for a 58,000 square foot building was exercised in September 1999; occupancy is targeted for November 2001. The third option for another 58,000 square foot building can be exercised anytime through February 2001; the Company has not taken any action on this option.

        In addition, the Company maintains four offices within the United States for small development, marketing and administrative functions.
The Company leases: 29,121 square feet of a 90,000 square foot building in Annapolis Junction, Maryland that expires in April 2004; a 15,520 square foot building in Herndon, Virginia that expires in January 2006; 11,000 square feet of a 40,000 square foot building in Hillsboro, Oregon that expires in October 2004; and 9,500 square feet of a 28,000 square foot building in Salt Lake City, Utah that expires in April 2004.

        The Company's business requires that it maintain at each of its offices a facility clearance sponsored and approved by the United States Government. This approval could be suspended or revoked if the Company is found not to have complied with security regulations applicable to such facilities. Any revocation or suspension of such approval that materially delayed the Company's delivery of its products to customers would materially adversely affect the Company's results of operations. Although the Company has adopted policies directed at assuring its compliance with relevant regulations, there can be no assurance that the approved status of the Company's facilities will continue without interruption.



ITEM 3:  LEGAL PROCEEDINGS

The Company from time to time is engaged in various legal actions including but not limited to wrongful termination allegations, governmental agency investigations and employee discrimination allegations. The Company, believes that these legal actions will not, either individually or in aggregate, have a material adverse effect on the operating results or financial condition of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

       As of January 3, 2000, set forth below is certain information with respect to age and background for each of the executive officers of the Company:


           NAME                  AGE                       POSITION
           ----                  ---                       -------
Gary L. Yancey                    54       President, CEO and Chairman of the Board

Brian M. Offi                     46       Vice President-- Finance, Chief Financial Officer and Secretary

Bani M. Scribner, Jr.             55       Executive Vice President, General Manager--
                                           Technical Operations Group

Richard Gooch                     43       Vice President-- Personal Communications Systems Division

Al Ovadia                         59       Vice President-- Multichannel Systems Division

Ken Snow                          59       Vice President-- Operations Division

Kenway Wong                       50       Vice President-- Communication System Division


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

       Richard Gooch joined the Company in May 1985 as an Engineer. He was promoted to Department Manager in 1989. In November 1999, he was elected Vice President of Personal Communications System Division.

       Al Ovadia joined the Company in April 1993 as a Senior Engineer and was promoted to Department Manager in October 1994. In November 1999, he elected Vice President of Multichannel Systems Division.


       Ken Snow joined the Company in January 1990 as a senior staff engineer. He was promoted to the position of Deputy Director of Engineering in 1991. In October 1994 he became the Director of the Operations Division and in March 1995 he was elected Vice President of Operations.

       Kenway Wong joined the Company in 1988 as a senior engineer. He was promoted to Department Manager in 1989, and Engineering Director in 1994. In November 1997, he was elected Vice President of the
Communication Systems Division.

                                     PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Selected Common Stock Data:

Applied Signal Technology, Inc. Common Stock was first offered to the public on March 26, 1993. Since the initial public offering, the stock has been traded on The Nasdaq National Market under the symbol "APSG". As of
January 5, 1999, the Company had approximately 570 shareholders of record. The following table sets forth the range of high, low and closing sale prices for the Company's Common Stock over the last eight quarters
ending October 31, 1998.   The "last" price per share in the table represents
the closing price on the last trading day of the quarter. The quotations represent inter-dealer quotations, without retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company's line of credit agreement prohibits the Company from making dividend payments without the lender's approval which has been granted.


                                                                   Share
                                                                   Volume
                                        High     Low      Last   (in 000'S)
                                      -------- -------- -------- ----------
Fiscal year ended October 31, 1998
     First quarter                     $13.63   $13.38   $13.50    5,647.1
     Second quarter                    $11.75   $11.06   $11.50   10,255.8
     Third quarter                     $12.88   $11.63   $11.63    3,765.6
     Fourth quarter                    $11.88   $11.25   $11.31    2,080.0
Fiscal year ended October 31, 1999
     First quarter                     $14.18    $9.00    $9.50    2,757.8
     Second quarter                     $9.75    $5.00    $6.50    3,686.8
     Third quarter                     $11.00    $6.38   $10.31    1,743.1
     Fourth quarter                    $10.63    $8.75    $9.81    1,063.7


   In the third quarter of fiscal 1999, the Board of Directors declared a $0.25 per share dividend, payable over four quarters at the rate of $0.625 per share per quarter. Payments are made to shareholders of record at July 30, 1999; October 31, 1999; January 28, 2000; and
April 28, 2000 during the month following the record date.  The
Company plans to continue its dividend program; however, dividend payments beyond those authorized by the Board of Directors are contingent upon future earnings, capital investment requirements, strategic initiatives and the Company's financial condition.

Nasdaq Market Makers:

As of December 31, 1999, the following firms were registered market makers of the Company's Common Stock on the Nasdaq National Market:
SG Cowen Securities; Mayer & Schweitzer Inc.; Sherwood Securities Corp.; Herzog, Heine, Geduld, Inc.; Knight Securities L.P.; Weeden and Co., Inc.; Spear, Leads & Kellogg; and Riley & Co.

Item 6.     SELECTED FINANCIAL DATA


All data is in thousands except per common share data.

Summary of Operations:                                                Year Ended October 31,

                                              1999       1998       1997       1996       1995
                                            ---------  ---------  ---------  ---------  ---------
Revenues from contracts                     $115,541   $110,087    $96,259    $77,410    $67,664
Operating expenses:
      Contract costs                          70,109     67,840     60,404     53,333     45,418
      Research and development                12,913     12,208     10,137      9,380      9,873
      General and administrative              17,245     14,262     13,642     11,954     11,221
                                            ---------  ---------  ---------  ---------  ---------
Total operating expenses                     100,267     94,310     84,183     74,667     66,512
                                            ---------  ---------  ---------  ---------  ---------
Operating income                              15,274     15,777     12,076      2,743      1,152

Interest income/(expense), net                   672        584        190         49        187
                                            ---------  ---------  ---------  ---------  ---------
Income before provision for income taxes      15,946     16,361     12,266      2,792      1,339
Provision for income taxes                     6,059      6,217      4,600        977        435
                                            ---------  ---------  ---------  ---------  ---------
Net income                                    $9,887    $10,144     $7,666     $1,815       $904
                                            =========  =========  =========  =========  =========

Earnings per Share:
     Basic                                     $1.17      $1.20      $0.94      $0.23      $0.12
     Diluted                                   $1.14      $1.15      $0.91      $0.23      $0.12

Average Shares:
     Basic                                     8,433      8,468      8,128      7,754      7,754
     Diluted                                   8,696      8,859      8,438      7,919      7,635


Financial Position at End of Fiscal Year:     1999       1998       1997       1996       1995
                                            ---------  ---------  ---------  ---------  ---------
Working capital                              $45,009    $39,716    $34,936    $26,477    $24,269
Total assets                                  84,034     72,463     64,161     52,103     49,030
Retained earnings                             46,504     37,711     27,569     19,866     18,052
Shareholders' equity                          64,433     56,866     49,766     39,965     36,947
Book value per common share                    $7.63      $6.77      $5.96      $5.08      $4.90

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

        The Company's revenues are primarily generated from sales of its products and services to two agencies of the United States Government. The two agencies accounted for 42% and 34%, respectively, of revenues in fiscal 1999. In fiscal 1998, the two agencies accounted for 39% and 34%, respectively, of revenues and in fiscal 1997, the percentages of revenues derived from these two agencies were 57% and 29%, respectively.

        The Company's revenues are derived from either fixed price contracts, which provide that the Company perform a contract for a fixed price and assume the risk of any cost overruns or cost plus reimbursement contracts, which provide that the Company receive the direct and indirect costs of performance plus a negotiated profit. In fiscal 1999, approximately 45% of the Company's revenues were derived from fixed price contracts, and approximately 55% of the Company's revenues were derived from cost plus reimbursement contracts. In fiscal 1998, approximately 46% of the Company's revenues were derived from fixed price contracts, and approximately 54% of the Company's revenues were derived from cost plus reimbursement contracts. In fiscal 1997, approximately 50% of the Company's revenues were derived from fixed price contracts, and approximately 50% of the Company's revenues were derived from cost plus reimbursement contracts.

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


Operating Results-Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts and, at the end of each period indicated, the Company's backlog:

                                                    Year Ended October 31,
                                          --------------------------------------
                                              1999         1998         1997
                                          ------------ ------------ ------------
Revenues from contracts                         100.0%       100.0%       100.0%

Operating expenses:
      Contract costs                             60.7%        61.6%        62.8%
      Research and development                   11.2%        11.1%        10.5%
      General and administrative                 14.9%        13.0%        14.2%
                                          ------------ ------------ ------------
Total operating expenses                         86.8%        85.7%        87.5%
                                          ------------ ------------ ------------
Operating income                                 13.2%        14.3%        12.5%

Interest income/(expense), net                    0.6%         0.6%         0.2%
                                          ------------ ------------ ------------
Income before provision for income taxes         13.8%        14.9%        12.7%

Provision for income taxes                        5.2%         5.7%         4.7%
                                          ------------ ------------ ------------
Net income                                        8.6%         9.2%         8.0%
                                          ============ ============ ============

Backlog (thousands of dollars)                $64,905      $49,380      $83,268

Revenues

        Revenues from contracts increased by 5% from approximately $110,087,000 in fiscal 1998 to approximately $115,541,000 in fiscal 1999.
Revenues increased by 14% from approximately $96,259,000 in fiscal 1997 to approximately $110,087,000 in fiscal 1998. The increase in revenues during fiscal 1999 is primarily due to an increase in revenue generated by the Company's development and engineering services contracts generated by the Company's development and engineering services contracts which were partially offset by a decrease in sales of off-the shelf products. Management believes the decrease in revenues resulting from lower off-the-shelf product sales has adversely impacted the fiscal 1999 revenue growth. The revenue increase in fiscal 1998 is due, in part, to increased contract activity experienced in the military marketplace and, in part, due to an increasing demand from the intelligence agencies for development contracts.



The following table identifies the source of the Company's revenues for fiscal years 1999, 1998 and 1997 by major market:

                                           FY99     FY98     FY97
                                           -----    -----    -----
                Intelligence Agencies       80%       81%      91%
                Military                    12%        9%       7%
                Foreign                      5%        9%       2%
                Commercial                   3%        1%      --%


Backlog

        The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options), was approximately $64,905,000 at the end of fiscal 1999. This represents an increase of 31.4% from the prior year's ending backlog of approximately $49,380,000. The increase in orders in fiscal 1999 is in part due to receiving orders delayed from the previous year and, in part, to a resurgence in the need for signal reconnaissance capabilities by the United States Government. The decrease in backlog between fiscal 1997 and fiscal 1998 was due in part to a delay in specific contract awards from the United States Government and, in part, due to a reduced number of awards for the Company's off-the-shelf products. While management believes that the demand for global intelligence and tactical communications systems should continue, there can be no assurances that the Company will continue to experience growth in its backlog or its revenues.


Contract Costs

Contract costs consist of direct costs on contracts, such as labor, materials and manufacturing overhead costs. Contract costs, as a percentage of revenues, decreased to 60.7% in fiscal year 1999 from 61.6% in fiscal year 1998. As a percentage of revenues, contract costs in fiscal year 1998 were lower than contract costs of 62.8% of revenues in fiscal year 1997. The decrease in contract costs as a percentage of revenues in fiscal year 1999 compared to fiscal year 1998 is in part attributable to lowering of reserves related to a government investigation which commenced during fiscal 1994 and in part, due to a reduction in estimated losses on certain fixed price contracts. Both reductions reflect management's belief that the risk of loss has been mitigated. The reserve reduction recorded during fiscal 1999 totaled approximately $595,000. The decrease in contract costs as a percentage of revenues in fiscal year 1998, compared to fiscal year 1997, is attributable, in part, to higher contract fees and, in part due to the lower manufacturing overhead applied to contracts during fiscal 1998 compared to fiscal 1997.

Research and Development Expenses

        Company directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. Research and development expenses as a percentage of revenues were 11.2%, 11.1% and 10.5% for fiscal years 1999, 1998, and 1997, respectively. Research and development expenses increased by approximately $706,000 in fiscal 1999 from $12,208,000 in fiscal 1998, and grew as a percentage of revenues in fiscal 1999 when compared to the percentage of revenue in fiscal 1998.
The increase in research and development spending during both fiscal year 1999 and fiscal year 1998 are due to management's decision to increase research and development activities for the benefit of future business.
As a percentage of revenues, research and development spending was low in fiscal year 1997 primarily due to the greater demand of contract work which limited the availability of staff to work on research and development contracts.


General and Administrative Expenses

General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities, and other administrative costs. General and administrative expenses were approximately $17,245,000 or 14.9% of revenues in fiscal 1999 compared to approximately $14,262,000 or 13.0% of revenues in fiscal 1998 and approximately $13,642,000 or 14.2% of revenues in fiscal 1997. The increase from fiscal 1998 to fiscal 1999 in general and administrative expenses of approximately $2,982,000, and as a percentage of revenues is primarily attributable to increased efforts in marketing, and bid and proposal activity. In recent years, management has continued to emphasize the marketing component of general and administrative expenses in an effort to generate revenues in future periods. The decrease in general and administrative expenses as a percentage of revenues in fiscal 1998 relative to fiscal 1997 is primarily attributable to the higher profit recognized on contracts during fiscal 1998 compared to fiscal 1997.


Interest Income/Expense (Net)

Net interest income/(expense) for fiscal 1999 increased approximately $88,000 to approximately $672,000 from approximately of $584,000 net interest income in fiscal 1998. Net interest income in fiscal 1998 increased approximately $394,000 over net interest income in fiscal 1997 of approximately $190,000. The continued increase in interest income during the fiscal years 1999 and 1998 is due primarily to investing higher cash balances generated from operations.

Provision for Income Taxes

Income taxes as a percentage of income before provision for income taxes have been provided for at a combined federal and state rate of 38% for both fiscal years 1999 and 1998 and 37.5% for fiscal year 1997. The 1999 and 1998 effective tax rates are lower than the combined federal and state statutory income tax rates primarily due to the benefit derived from federal and state income tax credits. The increase in the effective tax rate from fiscal 1997 to fiscal 1998 is primarily a result of the increase in federal and state tax liabilities as a result of the lower impact of federal and state tax credits on increased profitability.


Analysis of Liquidity and Capital Resources

        The Company's primary source of liquidity has been the cash flow generated from operations, as well as the issuance of common stock through its employee stock plans.

        The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank's reference rate (8.25% as of October 31, 1999). Outstanding amounts on the line of credit were zero at October 31, 1999 and 1998. The line expires on March 15, 2001.

        Net cash from operating activities: Net cash provided by operating activities has varied significantly from year to year. For fiscal years 1999, 1998 and 1997, cash provided by operating activities was approximately $10,316,000, $16,035,000, and $9,806,000, respectively. The year-to-year variances are primarily the result of changes in net income, changes in accounts receivable, changes in the level of accrued liabilities and the change in inventories held by the Company.

        During fiscal year 1999 net income was approximately $9,887,000, a decrease from approximately $10,144,000 in fiscal year 1998. The decrease in net income for fiscal year 1999 was primarily due to the application of a higher general and administrative rate in fiscal year 1999 as compared to fiscal year 1998. The improvement in net income for fiscal year 1998 over fiscal year 1997 is primarily due to an increase in the average gross margin profitability recorded on contracts during the year, and, in part, due to a reduction in general and administrative expenses recorded as a percentage of revenue for the fiscal year.

        During fiscal 1999, accounts receivable increased by approximately $6,158,000 when compared to a decrease of approximately $2,068,000 for fiscal year 1998. The increase in accounts receivable in fiscal year 1999 is primarily due to the strong revenues and associated billings in the fourth quarter. The decrease in accounts receivable in fiscal 1998 is due, in part to greater collection efforts and, in part, due to collections received from a one-time billing modification authorized by the United States Government in the fourth quarter of fiscal 1997.
Cash used by the increased levels of inventories, prepaid expenses and other current assets of approximately $1,472,000 in fiscal year 1999 is primarily due to the increase in purchases for anticipated future production contracts. Cash used by the increased levels of inventories, prepaid expenses and other current assets of approximately $1,589,000 in fiscal 1998 is primarily due to the increase in work-in-progress for engineering and production contracts and, in part, due to the increase in prepaid income taxes related to higher profits.

        Cash provided by the increased levels of liabilities for fiscal year 1999 approximated $3,372,000 and was primarily due to an increase in accrued employee related benefits, the accrual for the fourth quarter dividend payment, and an increase in trade accounts payable resulting from the higher revenue volume recorded during the last quarter of fiscal 1999. This increase in accrued liabilities was partially offset by a reduction in the reserves recorded for previously anticipated losses (see Management Discussion and Analysis - Contract Costs). Cash provided by the increased levels of liabilities for fiscal 1998 approximated $1,203,000 and was primarily due to increased tax liabilities associated with higher profit margins.

        Net cash from investing activities: Net cash used in investing activities was approximately $5,867,000, $5,925,000 and $5,822,000 during fiscal years 1999,1998 and 1997, respectively. The use of cash for investing activities in each of the last three fiscal years was primarily for additions to property and equipment. The Company's capital investment continues to be driven by an increase in the number of new employees and by the level of development-type contracts that have required test and computing equipment. Cash provided by investing activities throughout fiscal year 1999 was due to the maturity of short-term investments, primarily in U.S. Government treasuries and was approximately $1,000,000. Cash provided by investing activities was approximately $300,000 during fiscal year 1998 related to net the purchases and maturities of short-term investments in U.S. Government treasuries.

        Net cash from financing activities: Net cash used in financing activities was approximately $1,854,000 during fiscal year 1999 compared to approximately $3,429,000 used in financing activities during fiscal year 1998 and approximately $1,860,000 provided by financing activities during fiscal year 1997. During fiscal year 1999, the $1,854,000 used in financing activities is primarily attributable to approximately $3,773,000 repurchases of common stock and an approximately $534,000 dividend payment partially offset by the issuance of approximately $2,453,000 of common stock under the employee stock purchase plan and stock option plan.
During fiscal 1998, the $3,429,000 used in financing activities is attributable to approximately $6,207,000 of common stock repurchases initiated under the Company's stock repurchase program offset by the issuance of approximately $2,778,000 of common stock under the employee stock purchase plan and stock option plan. The cash provided by financing activities of approximately $1,860,000 in fiscal year 1997 was predominately due to the issuance of common stock under the Company's employee stock purchase plan and stock option plan.

        The Company believes that the funds generated from operations, existing working capital, and amounts available under existing lines of credit will be sufficient to meet its cash needs for at least the next 12 months.

Year 2000 Risks

        A complete discussion of the impact of Year 2000 issues on the Company and the Company's Year 2000 readiness programs is set forth in
Item 1: Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price.

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


                                                  FISCAL YEAR 1998                               FISCAL YEAR 1999
                                ----------------------------------------------  ------------------------------------------
                                    Q1          Q2          Q3          Q4         Q1         Q2         Q3         Q4
                                ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Revenues from contracts           $24,361     $27,732     $27,373     $30,621    $22,848    $27,590    $27,555    $37,548
   Operating expenses
     Contract costs                15,095      17,327      16,695      18,723     14,628     16,500     17,410     21,571
     Research and development       2,137       3,114       3,050       3,907      2,728      3,477      2,554      4,154
     General and administrative     3,661       3,233       3,296       4,072      3,401      3,247      4,535      6,062
                                ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Total operating expenses           20,893      23,674      23,041      26,702     20,757     23,224     24,499     31,787
                                ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Operating income                    3,468       4,058       4,332       3,919      2,091      4,366      3,056      5,761
Interest income/(expense) net         147         145         140         152        202        123        152        195
                                ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Income  before provision for
     income taxes                   3,615       4,203       4,472       4,071      2,293      4,489      3,208      5,956

Provision for income taxes          1,410       1,639       1,621       1,547        871      1,706      1,219      2,263
                                ----------  ----------  ----------  ----------  ---------  ---------  ---------  ---------
Net income                         $2,205      $2,564      $2,851      $2,524     $1,422     $2,783     $1,989     $3,693
                                ==========  ==========  ==========  ==========  =========  =========  =========  =========

Net income per common share
    Basic                           $0.26       $0.30       $0.34       $0.30      $0.17      $0.33      $0.24      $0.44
    Diluted                         $0.25       $0.28       $0.32       $0.29      $0.16      $0.32      $0.23      $0.42

Average share outstanding
    Basic                           8,480       8,580       8,429       8,388      8,480      8,439      8,446      8,462
    Diluted                         8,954       9,000       8,776       8,708      8,793      8,640      8,707      8,714


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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Applied Signal Technology, Inc.


We have audited the accompanying balance sheets of Applied Signal Technology, Inc. as of October 31, 1999 and 1998, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Signal Technology, Inc. at October 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

San Jose, California
December 8, 1999

                         STATEMENTS OF INCOME


                                                    Year Ended October 31,
                                          ----------------------------------------
                                              1999          1998          1997
                                          ------------- ------------- ------------
Revenues from contracts                   $115,541,283  $110,087,178  $96,258,831

Operating expenses:
      Contract costs                        70,109,422    67,840,318   60,403,961
      Research and development              12,913,212    12,207,696   10,137,304
      General and administrative            17,244,475    14,261,998   13,641,613
                                          ------------- ------------- ------------
Total operating expenses                   100,267,109    94,310,012   84,182,878
                                          ------------- ------------- ------------
Operating income                            15,274,174    15,777,166   12,075,953

Interest income/(expense), net                 672,206       583,863      189,953
                                          ------------- ------------- ------------
Income before provision for income taxes    15,946,380    16,361,029   12,265,906

Provision for income taxes                   6,059,624     6,217,191    4,599,715
                                          ------------- ------------- ------------
Net income                                  $9,886,756   $10,143,838   $7,666,191
                                          ============= ============= ============
Net income per common share
    Basic                                        $1.17         $1.20        $0.94
    Diluted                                      $1.14         $1.15        $0.91

Number of shares used in calculating
  net income per common share
    Basic                                    8,433,447     8,468,463    8,128,062
    Diluted                                  8,696,010     8,858,662    8,435,191


See accompanying notes.

                            BALANCE SHEETS

                                                               October 31,
                                                        -------------------------
                                                            1999         1998
                                                        ------------ ------------
ASSETS
Current assets:
     Cash and cash equivalents                          $16,680,178  $14,084,727
     Short term investments                                  --        1,029,223
     Accounts receivable:
           Billed                                        19,746,085   14,298,029
           Unbilled                                      16,992,047   16,282,067
                                                        ------------ ------------
     Total accounts receivable                           36,738,132   30,580,096
     Inventory                                            6,746,209    5,551,312
     Prepaid expensesand other current assets             3,311,784    3,034,544
                                                        ------------ ------------
Total current assets                                     63,476,303   54,279,902

Property and equipment, at cost:
     Machinery and equipment                             37,719,084   31,653,925
     Furniture and fixtures                               4,418,532    4,010,924
     Leasehold improvements                               7,316,492    5,812,967
     Construction in process                                328,712    1,438,036
                                                        ------------ ------------
                                                         49,782,820   42,915,852
     Accumulated depreciation and amortization          (29,268,448) (24,775,359)
                                                        ------------ ------------
     Net property and equipment                          20,514,372   18,140,493

Other assets                                                 43,143       42,221
                                                        ------------ ------------
Total Assets                                            $84,033,818  $72,462,616
                                                        ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $4,838,273   $3,841,929
     Accrued payroll and related benefits                 7,505,059    6,330,405
     Other accrued liabilities                            2,293,324    2,091,566
     Income taxes payable                                 3,830,993    2,300,098
                                                        ------------ ------------
Total current liabilities                                18,467,649   14,563,998

Deferred income taxes                                     1,132,831    1,032,910
Commitments
Shareholders' equity:
     Preferred stock, no par value: 2,000,000 shares
           authorized; none issued and outstanding
     Common stock, no par value: 20,000,000 shares
           authorized; issued and outstanding
           shares - 8,442,239 at October 31, 1999
           and 8,393,526 at October 31, 1998             17,929,157   19,154,309
     Retained earnings                                   46,504,181   37,711,399
                                                        ------------ ------------
Total shareholders' equity                               64,433,338   56,865,708
                                                        ------------ ------------
Total Liabilities and Shareholders' Equity              $84,033,818  $72,462,616
                                                        ============ ============

See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                                                                   Year Ended October 31,
                                                            -------------------------------------
                                                                1999         1998        1997
                                                            ------------ ------------ -----------
Operating activities:
   Net income                                                $9,886,756  $10,143,838  $7,666,191
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                              4,493,089    3,795,512   3,781,431
   Tax benefit related to stock plans                            95,308      385,895     238,114
   Changes in:
      Accounts receivable                                    (6,158,036)   2,068,310  (2,630,098)
      Inventory, prepaid expenses and other current assets   (1,472,137)  (1,589,228) (1,553,618)
      Other assets                                                 (922)      28,352      47,560
      Accounts payable, taxes payable and accrued expenses    3,372,436    1,120,964   2,132,001
      Deferred income taxes                                      99,921       81,538     123,944
                                                            ------------ ------------ -----------
Net cash provided by (used in) operating activities          10,316,415   16,035,181   9,805,525

Investing activities:
   Purchases of available-for-sale securities                        --   (6,000,000)          --
   Maturity of available-for-sale securities                  1,000,000    6,300,000     800,000
   Additions to property and equipment                       (6,866,968)  (6,224,829) (6,621,535)
                                                            ------------ ------------ -----------
Net cash provided by (used in) investing activities          (5,866,968)  (5,924,829) (5,821,535)

Financing activities:
   Issuance of common stock                                   2,452,728    2,777,870   1,866,925
   Repurchase of common stock                                (3,773,188)  (6,206,623)     (6,999)
   Dividends paid                                              (533,536)          --           --
                                                            ------------ ------------ -----------
Net cash provided by financing activities                    (1,853,996)  (3,428,753)  1,859,926
                                                            ------------ ------------ -----------
Net increase (decrease) in cash and cash equivalents          2,595,451    6,681,599   5,843,916

Cash and cash equivalents at beginning of year               14,084,727    7,403,128   1,559,212
                                                            ------------ ------------ -----------
Cash and cash equivalents at end of year                    $16,680,178  $14,084,727  $7,403,128
                                                            ============ ============ ===========
Supplemental disclosures of cash flow information:
     Interest paid                                              $31,814      $33,509     $49,089
     Taxes paid                                              $4,424,400   $5,574,000  $4,374,800
                                                            ============ ============ ===========

See accompanying notes.

                                                                                      Total
                                                          Common       Retained    Shareholders'
                                                          Stock        Earnings       Equity
                                                       ------------  ------------  ------------
Balance at October 31, 1996                            $20,099,127   $19,865,625   $39,964,752
      Issuance of 483,259 common shares to
            employees under stock purchase
            agreements and stock option plan             1,866,925             --    1,866,925
      Repurchase of 4,977 common shares                     (6,999)            --       (6,999)
      Tax benefit related to stock plans                   238,114             --      238,114
      Net change in unrealized loss on securities
            available for sale                                   --       37,177        37,177
      Net income                                                 --    7,666,191     7,666,191
                                                       ------------  ------------  ------------
Balance at October 31, 1997                             22,197,167    27,568,993    49,766,160
      Issuance of 529,397 common shares to
            employees under stock purchase
            agreements and stock option plan             2,777,870             --    2,777,870
      Repurchase of 487,500 common shares               (6,206,623)            --   (6,206,623)
      Tax benefit related to stock plans                   385,895             --      385,895
      Net change in unrealized loss on securities
            available for sale                                   --       (1,432)       (1,432)
      Net income                                                 --   10,143,838    10,143,838
                                                       ------------  ------------  ------------
Balance at October 31, 1998                             19,154,309    37,711,399    56,865,708
      Issuance of 414,213 common shares to
            employees under stock purchase
            agreements and stock option plan             2,452,728             --    2,452,728
      Repurchase of 365,500 common shares               (3,773,188)            --   (3,773,188)
      Cash dividends declared ($.0625 per share)                 --   (1,064,632)   (1,064,632)
      Tax benefit related to stock plans                    95,308             --       95,308
      Net change in unrealized loss on securities
            available for sale                                   --      (29,342)      (29,342)
      Net income                                                 --    9,886,756     9,886,756
                                                       ------------  ------------  ------------
Balance at October 31, 1999                            $17,929,157   $46,504,181   $64,433,338
                                                       ============  ============  ============

See accompanying notes.

               NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 1999


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Applied Signal Technology, Inc. (the Company) was incorporated in California on January 12, 1984. The Company designs, develops, manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications predominantly by the United States Government and allied foreign governments, for certain industrial applications and for defense communications systems. For the three years ended October 31, 1999, substantially all of the Company's revenues were from contracts with the U.S. Government, its agencies, or prime contractors for the U.S. Government.
The Company currently operates in only one business segment.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Contracts and Contract Accounting

        Approximately 55% of contract revenues in fiscal year 1999 (54% in fiscal year 1998 and 50% in fiscal year 1997) is represented by cost reimbursement type contracts. In accounting for these contracts, all costs are charged to operations as incurred (including allowable administrative expenses) and revenues are recognized based on costs incurred plus estimated effective fee rates. Estimated fee rates are determined on a contract-by-contract basis according to the type of fee (e.g., fixed, incentive, or award) and the most recent estimated cost of completion of the individual contract.

        Approximately 45% of contract revenues in fiscal year 1999 (46% in fiscal year 1998 and 50% in fiscal year 1997) is represented by fixed price type contracts. In accounting for these contracts, the Company uses the percentage-of-completion method which is substantially the same method as that used for cost reimbursement type contracts as described above. All contract costs (including administrative expenses) are charged to operations as incurred and revenues are recognized based on estimates of costs and profits at completion on a contract-by-contract basis.

        Losses on any individual contract are provided fro at the time they become known.

        A significant portion of the company's revenues is derived from fixed price contracts. Under fixed price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies or other factors, are borne by the Company, and could have a material adverse effect on the Company's results of operations.

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

Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid debt investment purchased with a maturity of three months or less to be cash equivalents. Short-term investments, when acquired, are comprised of U.S. Government treasury bills and notes.

        Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities, which consist of U.S. Treasury securities, are classified as available-for-sale and are be carried at fair market value in short-term investments and long-term investments. Unrealized gains and losses, net of tax, are reported in shareholders equity as part of retained earnings and were immaterial as of October 31, 1999. Realized gains and losses on available-for-sale securities have not bee material. The cost of securities sold is based on the specific identification method.

Property and Equipment

        Machinery and equipment as well as furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the useful of the assets or the lease term.

Per Share Data

        Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding using the treasury stock method.

                         Per Share Data


           (in thousands, except per share amounts)

                                             Year Ended October 31,
                                     --------------------------------------
                                             1999        1998        1997
                                     ------------- ----------- -----------

Numerator:
   Net Income                              $9,887     $10,144      $7,666
                                     ============= =========== ===========

Denominator:
   Share used to compute net income per
      common share - basic                  8,433       8,468       8,128
   Effect of dilutive stock options           263         391         307
                                     ------------- ----------- -----------
   Share used to compute net income per
      common share - diluted                8,696       8,859       8,435
                                     ------------- ----------- -----------

Net income per common share - basic         $1.17       $1.20       $094
                                     ------------- ----------- -----------
Net income per common share - diluted       $1.14       $1.15       $0.91
                                     ------------- ----------- -----------


COMPREHENSIVE INCOME

As of October 31, 1999, the Company adopted Statement of Financial Accountin Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive income its' components, however, it has no material impact on the Company's net inc or shareholders' equity. SFAS 130 requires changes in fair value for available-for-sale securities and foreign currency translation adjustments, prior to adoption were reported in shareholders' equity, to be included in comprehensive income.

The components of comprehensive income, net of tax, are as follows:

                                                  Year Ended October 31,
                                       -------------------------------------
                                           1999        1998         1997
                                          -----        -----       -----
Net income                              $9,886,756  $10,143,838  $7,666,191
Unrealized gain (loss) on securities       (29,342)      (1,432)     37,177
                                       ------------ ------------------------
Comprehensive income                    $9,857,414  $10,142,406  $7,703,368
                                       ============ ========================


Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2: INVENTORY

The Company manufactures product subassemblies in inventory to be able to quickly meet the requirements of future contracts. Inventories are stated at the lower of average cost or market and consisted of the following:


                                            October 31,
                                     --------------------------
                                         1999            1998
                                     -----------     -----------
        Raw materials                $ 1,261,628   $   1,101,992
        Work-in-process                4,327,879       4,113,729
        Finished goods                   927,207         244,869
                                     -----------     -----------
                                       6,516,714       5,460,590
        Precontract costs                229,495          90,722
                                     -----------     -----------
                                     $ 6,746,209     $ 5,551,312
                                     ===========     ===========

Precontract costs represent costs incurred in connection with ongoing level-of-effort type contracts for which contract modifications have not been definitized ($225,897 at October 31, 1999 and $87,424 at October 31, 1998) and production costs incurred in anticipation of specific expected future contract awards. The production items in the latter group generally would be usable if the expected contract awards did not occur. Allocable administrative expenses included in precontract costs have not been material.


NOTE 3: LINES OF CREDIT

        As of October 31, 1999, the company has a $3,000,000 revolving line of credit available with a bank. Borrowings under the line of credit bear interest at the bank's reference rate (8.25% at October 31, 1999), payable monthly and expires on March 15, 2001; the Company intends to renew this line of credit. At both October 31, 1999 and 1998 this facility was unused. Under this credit facility, the Company is subject to certain commitment and utilization fees on the unused portion of the committed amount. Fees incurred were not material during the last three fiscal years. The line of credit agreement requires compliance with certain financial covenants and restricts dividend payments, stock repurchases and any loans or advances made to any third parties without the prior written consent of the lender. At both October 31, 1999 and 1998, the Company was in compliance with the Bank's required covenants and restrictions.

NOTE 4: COMMITMENTS

Facility Commitment

The Company leases its facilities under noncancelable lease agreements which expire at various dates between fiscal years 2000 and 2012. Certain of the leases contain escalation clauses and requirements for the payment of property taxes, insurance and maintenance expenses. The aggregate minimum annual lease commitments at October 31, 1999 under long-term operating leases are as follows:

    Fiscal Year:
    -----------
        2000                   $ 4,150,117
        2001                     4,277,132
        2002                     4,313,977
        2003                     4,348,379
        2004                     4,284,120
        Thereafter              27,464,244
                               -----------
                               $48,837,969
                               ===========

Rent expense under operating leases was $4,313,166 in fiscal 1999
($4,013,335 in fiscal 1998; $3,296,185 in fiscal 1997).

The Company had outstanding letters of credit at October 31, 1999 of $1,000,000 of which $218,250 and $11,755 are used as security deposits for its leased operating facilities.

The Company had no noncancelable purchase commitments for materials as of October 31, 1999 and as of October 31, 1998.


NOTE 5: SHAREHOLDERS' EQUITY

Employee Stock Purchase Plan

Under the Company's 1993 Employee Stock Purchase Plan ("1993 Plan"), a total of 1,600,000 shares of common stock have been reserved for issuance. The 1993 Plan permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of any employee's compensation) at 85% of the lower of its fair market value at the beginning or end of the purchase period. As of October 31, 1999, 512,985 shares remain eligible for purchase under the 1993 Plan.

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

A summary of the option activity under the 1991 Plan is as follows:

                                                Options Outstanding
                               --------------------------------------------------
                                  Options
                                 Available                             Weighted
                                    for       Number of   Aggregate    Average
                                   Grant       Shares       Price    Exercise Price
                               ------------- ----------- ----------- ------------
Balance at October 31, 1996         197,497   1,086,739  $4,803,057     $4.42
        Additional Authorizatio     500,000
        Granted                     (20,000)     20,000      90,000     $4.50
        Exercised                        --    (179,173)   (800,821)    $4.47
        Canceled                    203,183    (203,183)   (997,799)    $4.91
                               ------------- ----------- -----------
Balance at October 31, 1997         880,680     724,383   3,094,437     $4.27
        Granted                    (295,900)    295,900   4,593,950     $15.53
        Exercised                        --    (229,985) (1,119,663)    $4.87
        Canceled                     10,168     (10,168)   (135,860)    $13.36
                               ------------- ----------- -----------
Balance at October 31, 1998         594,948     780,130   6,432,864     $8.25
        Granted                    (275,938)    275,938   3,345,748     $12.13
        Exercised                        --     (60,492)   (240,339)    $3.97
        Canceled                     29,850     (29,850)   (428,419)    $14.35
                               ------------- ----------- -----------
Balance at October 31, 1999         348,860     965,726  $9,109,854     $9.43
                               ============= =========== ===========

Accounting for Stock-Based Compensation

The following table summarizes information about options outstanding at October 31, 1999:

                                 OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                       --------------------------------- ------------------------
                                    Weighted
                                     Average    Weighted                Weighted
                      Number       Remaining    Average       Number     Average
Range of            of Shares     Contractual   Exercise   of Shares    Exercise
Exercise Prices    Outstanding    Life(years)    Price   Exercisable       Price
-------------        ----------------------- ----------- ----------- ------------
$2.50                  126,905         1.46       $2.50     126,905        $2.50
$4.50                  159,583         1.61       $4.50     159,583        $4.50
$4.63                  125,500         0.97       $4.63     125,500        $4.63
$5.50                   20,000         1.35       $5.50      20,000        $5.50
$12.13                 265,788         7.10      $12.13       -
$15.50                 261,950         6.05      $15.50       7,840       $15.50
$16.75                   6,000         7.35      $16.75       1,200        16.75
                      -------- ------------- ----------- ----------- ------------
$2.50 - $16.75         965,726         4.25       $9.43     441,028        $4.23


     The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its stock option plans
The Company has opted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123") to disclose its stock-based compensation with no financial statement effect. The pro forma effects of applying SFAS 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock options plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's pro forma net income and net income per share would have been as follows:

                                          Year Endend October 31,
                               ------------------------------------------
                                       1999        1998        1997
                                     -------     -------     -------
          Net income
              As reported        $9,886,756 $10,143,838  $7,666,191
              Pro forma           7,649,852   8,416,194   5,984,637

          Net income per share
              Basic -As reporte       $1.17       $1.20       $0.94
                    -Pro forma         0.91        0.99        0.74

              Diluted-As report       $1.14       $1.15       $0.91
                     -Pro forma        0.88        0.95        0.71


The weighted average fair value of the options granted during fiscal years 1999, 1998 and 1997 were $6.26, $8.78, and $3.17 per option, respectively. The weighted average fair value at date of grant for shares purchased through the employee stock purchas plans during fiscal year 1999, 1998, and 1997 were $3.89, $4.01, and $2.51 per share, respectively.


The fair value of options at the date of grant was estimated using Black Scholes model with the following weighted average assumptions:

                                    Employee Stock                  Employee Stock
                                     Option Plans                   Purchase Plan
                             ----------------------------    ----------------------
                               1999      1998      1997        1999     1998      1997
                             --------  --------  --------    -------- --------  --------
  Risk-free interest rate     6.7%      4.9%      6.0%        5.3%     4.0%      6.0%
  Expected lives (in years)   5.5       4.7       2.5          .5       .5        .5
  Expected volatility         .62       .63       .84         .62      .63       .84
  Expected dividends           2%        0%        0%          2%       0%        0%


NOTE 6: INCOME TAXES

The provision for income taxes for the years ended October 31, 1999, 1998 and 1997 consists of the following:

                                          Year Ended October 31,
                               ------------------------------------------
                                   1999         1998        1997
                               ------------- ----------- -----------


Federal:                         $5,205,608  $5,759,182  $3,921,838
Current                              (2,980)   (515,097)     44,731
Deferred (prepaid)             ------------- ----------- -----------
                                  5,202,628   5,244,085   3,966,569


State:                              844,995     933,639     218,788
Current                              12,001      39,467     414,358
Deferred (prepaid)             ------------- ----------- -----------
                                    856,996     973,106     633,146
                               ------------- ----------- -----------
                                 $6,059,624  $6,217,191  $4,599,715
                               ============= =========== ===========


The tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares reduce taxes currently payable as shown by $95,308; $385,895; and $238,114 for fiscal 1999, 1998, and 1997, respectively.
Such benefits are credited to additional paid-in-capital when realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to income before provison for income taxes as follows:


                                         Year Ended October 31,
                               -------------------------------------
                                   1999         1998        1997
                               ------------- ----------- -----------
Computed expected tax provision  $5,581,233  $5,726,360  $4,293,067
State income tax,
  net of federal benefit            557,047     632,519     411,545
Other individually immaterial
  items                             (78,656)   (141,688)   (104,897)
                               ------------- ----------- -----------
                                 $6,059,624  $6,217,191  $4,599,715
                               ------------- ----------- -----------
Effective Tax Rate                     38.0%       38.0%       37.5%
                               ============= =========== ===========



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    October 31,
                                             -----------------------
                                                1999        1998
                                             ----------- -----------
Deferred tax assets:
  Accrued expenses and reserves              $1,842,302  $1,694,481
  Deferred revenue                               19,825      32,906
  State taxes and other                         178,977     222,817
                                             ----------- -----------
                                             $2,041,104  $1,950,204
                                             =========== ===========

Deferred tax liabilities:
  Tax over book depreciation                 (1,132,831) (1,032,910)
                                             ----------- -----------
                                               $908,273    $917,294
                                             =========== ===========

During fiscal 1999, the Company made total cash payments, net of refunds, of approximately $4,424,000 ($5,574,000 during fiscal 1998 and $4,375,000 during fiscal 1997) for income tax purposes.



NOTE 7: RETIREMENT PLAN

All employees who perform at least 1,000 hours of service per year are covered under the Company's retirement plan ("Retirement Plan"). Contributions to the Retirement Plan by the Company are discretionary and currently are at the rate of 4% of qualified compensation up to $160,000. The Company accrues for the accumulated contributions which are payable bi-weekly to the Retirement Plan's administrator. The Company has expensed approximately $2,006,000 in fiscal 1999 ($1,655,000 in fiscal 1998 and $1,524,000 in fiscal 1997), which is included in general and administrative expenses.

NOTE 8:  SEGMENT REPORTING

        The Company adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," at October 31, 1999. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company's operations are treated as one operating segment - the design, development and manufacturing of signal processing equipment - as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in Applied Signal Technology, Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held March 9, 2000 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Registrant, see "Executive Officers of Registrant" at the end of Part 1 of this report.


ITEM 11: EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2) -- The following documents of Applied Signal Technology, Inc. are filed as part of this report under Item 8.

           Balance Sheets -- October 31, 1999 and 1998

           Statements of Income -- Years ended October 31, 1999, 1998, and 1997

           Statement of Shareholders' Equity -- Years ended October 31, 1999, 1998, and 1997

           Statements of Cash Flows -- Years ended October 31, 1999, 1998, and 1997

           Notes to Financial Statements -- October 31, 1999

           Report of Ernst & Young LLP, Independent Auditors.

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) -- Listing of Exhibits -- See Exhibit Index on page 57 of this Report on Form 10-K.

(b) Reports on Form 8-K filed in the Company's fiscal year ended October 31, 1999:

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

                                                 APPLIED SIGNAL TECHNOLOGY, INC.
                                                 (Registrant)



       Dated January 28, 1998                          /s/ Gary L. Yancey
                                                 ------------------------------
                                                 Gary L. Yancey, President,
                                                 Chief Executive Officer and
                                                 Chairman of the Board

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

     /s/ Brian M. Offi                       ____________          Vice President of Finance and Chief
-----------------------------                                      Financial Officer (Principal Financial and
                                                                   Accounting Officer), Secretary

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