Form 10-Q
period 2000-01-28
APPLIED SIGNAL TECHNOLOGY INC
filed 2000-03-13
CIK 741696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE PERIOD ENDED JANUARY 28, 2000

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

Common Stock, no par value, 8,777,102 shares outstanding as of March 3, 2000.

Part 1.  Financial Information
Item 1.   Financial Statements

                         APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                         January 28,  October 31
                                                            2,000        1999
                                                         -----------  ----------
                                                         (Unaudited)  (Note)
                       ASSETS
Current assets:
  Cash and cash equivalents                                  $9,184     $16,680
  Short-term investments                                      8,019          --
  Accounts receivable:
    Billed                                                   16,781      19,746
    Unbilled                                                 17,455      16,992
                                                         -----------  ----------
     Total accounts receivable                               34,236      36,738
  Inventory                                                   9,146       6,746
  Prepaid and other current assets                            3,253       3,312
                                                         -----------  ----------
    Total current assets                                     63,838      63,476

Property and equipment, at cost:
  Machinery and equipment                                    37,703      37,719
  Furniture and fixtures                                      4,461       4,419
  Leasehold improvements                                      8,162       7,316
  Construction in process                                       456         329
                                                         -----------  ----------
                                                             50,782      49,783
Accumulated depreciation and amortization                   (30,239)    (29,268)
                                                         -----------  ----------
    Net property and equipment                               20,543      20,515

Other assets                                                     43          43
                                                         -----------  ----------

Total assets                                                $84,424     $84,034
                                                         ===========  ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                           $3,073      $4,838
  Accrued payroll and related benefits                        6,755       7,506
  Other accrued liabilities                                   2,348       2,293
  Income taxes payable                                        3,945       3,831
                                                         -----------  ----------
    Total current liabilities                                16,121      18,468

Deferred income taxes                                         1,133       1,133

Shareholders' equity:
  Common stock, no par value: 20,000,000 shares
  authorized; issued and outstanding -- 8,598,491 at
  January 28, 2000 and 8,442,239 at October 31, 1999         19,071      17,929
  Retained earnings                                          48,099      46,504
                                                         -----------  ----------
Total shareholders' equity                                   67,170      64,433
                                                         -----------  ----------
               Total liabilities and
                   shareholders' equity                     $84,424     $84,034
                                                         ===========  ==========


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

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In thousands except per share data)

                                              Three Months Ended
                                             ---------------------
                                             January 28,January 29,
                                                2000       1999
                                             ---------- ----------
Revenues from contracts                        $26,528    $22,848

Operating expenses:
  Contract costs                                16,394     14,628
  Research and development                       2,342      2,728
  General and administrative                     4,703      3,401
                                             ---------- ----------
      Total operating expenses                  23,439     20,757
                                             ---------- ----------

Operating income                                 3,089      2,091
Interest income(expense), net                      324        202
                                             ---------- ----------
Income before provision
  for income taxes                               3,413      2,293
Provision for income taxes                       1,297        871
                                             ---------- ----------

Net income                                      $2,116     $1,422
                                             ========== ==========


Net incomer per common share:
    Basic                                        $0.25      $0.17
    Diluted                                      $0.24      $0.16

Number of shares used in calculating
  net income per common share:
    Basic                                        8,550      8,480
    Diluted                                      8,832      8,793





                       See notes to financial statements.

                        APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                 (In thousands)

                                                         THREE MONTHS ENDED
                                                     ----------------------
                                                     January 28, January 29,
                                                        2000        1999
                                                     ----------  ----------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $2,116      $1,422
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          971       1,045
Changes in:
    Accounts receivable                                  2,502         774
    Inventory, prepaids and other current assets        (2,341)     (2,647)
    Other assets                                             -           -
    Accounts payable, taxes payable and accrued liabi   (2,887)       (286)
                                                     ----------  ----------
      Net cash provided by operating activities            361         308

INVESTING ACTIVITIES:
  Purchase of available-for-sale securities             (8,000)          -
  Maturity of available-for-sale securities                  -       1,000
  Additions to property and equipment                     (999)     (1,756)
                                                     ----------  ----------
      Net cash used in investing activities             (8,999)       (756)

FINANCING ACTIVITIES:
  Issuance of common stock                               1,142       1,173
  Repurchase of common stock                                 -      (2,743)
                                                     ----------  ----------
      Net cash provided by (used in) financing activi    1,142      (1,570)

Net decrease in cash                                    (7,496)     (2,018)
Cash, beginning of period                               16,680      14,085
                                                     ----------  ----------
Cash, end of period                                     $9,184     $12,067
                                                     ==========  ==========
Supplemental disclosures of cash flow information:
    Interest paid                                          $13          $3
    Income taxes paid                                   $1,184        $155

 See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               January 28, 2000


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the three-month period ending January 28, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

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

        A reconciliation of shares used in the calculation of basic and diluted earnings per share follows (in thousands, except per share data):

                                                    Three Months Ended
                                                   ---------------------
                                                   January 28,January 29,
                                                      2000       1999
                                                    ---------  ---------
Numerator
   Net income                                         $2,116     $1,422
                                                      =======    =======

Denominator:
   Share used to compute net income per
      common share - basic                             8,550      8,480
   Effect of dilutive stock options                      282        313
                                                      -------    -------
   Share used to compute net income per
      common share - diluted                           8,832      8,793
                                                      =======    =======

Net income per common share - basic                    $0.25      $0.17
                                                      -------    -------
Net income per common share - diluted                  $0.24      $0.16


COMPREHENSIVE INCOME

As of October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive income and its' components, however, it has no material impact on the Company's net income or shareholders' equity. SFAS 130 requires changes in fair value for available-for-sale securities and foreign currency translation adjustments, whic prior to adoption were reported in shareholders' equity, to be included in comprehensive income.

The components of comprehensive income, net of tax, are as follows:

                                               Three Months Ended:
                                             January 28, January 29,
                                                 2000        1999
                                                -----       -----
Net income                                    $2,116,434  $1,421,502
Unrealized gain (loss) on securities              18,866     (29,223)
                                             ------------------------
Comprehensive income                          $2,135,300  $1,392,279
                                             ========================



NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                      JANUARY 28, 2000      OCTOBER 31, 1999
                      ----------------      ----------------
Raw Materials              $1,188              $1,262
Work in Process             7,460               4,328
Finished Goods                397                 927
                           ------              ------
                            9,045               6,517
Precontract Costs             101                 229
                           ------              ------
                           $9,146              $6,746
                           ======              ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At January 28, 2000, the inventoried variance was approximately $1,690,000 ($1,340,000 at January 29, 1999) and was included in work in process. At October 31, 1999 and 1998 the variance was zero since all revenues and costs are recorded at the actual indirect rates for the fiscal year end.



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

DESCRIPTION OF THE BUSINESS:

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

STRATEGY

        Applied Signal Technology's objective is to anticipate the needs of the telecommunication processing marketplace and to invest in research and development in an effort to provide solutions before the Company's competitors. In some cases, this involves the development of equipment to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. The Company's strategy to agressively pursue these objectives in each of the market areas described above.



THREE MONTHS ENDED JANUARY 28, 2000 COMPARED TO THREE
MONTHS ENDED JANUARY 29, 1999

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the first quarter of fiscal 2000 were approximately $26,568,000, up 16% from the first quarter of fiscal 1999 revenues of approximately $22,848,000.
The increase in first quarter revenues is attributable to increased activity resulting from a continued demand for the Company's products and services and in part, due to the profit margin mix as a result of higher off-the-shelf product sales. Additionally, the Company believes that first quarter revenue for fiscal 1999 was low due to a delay in off-the-shelf awards during the first quarter of that year which impacted revenue growth.

New order levels for the first quarter of fiscal 2000 were approximately $15,419,000, up 97% from approximately $7,826,000 for the first quarter of fiscal 1999. The increase in first quarter new order levels reflects the government's continued demand for the Company's products and services.

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options) was approximately $53,824,000 at January 28, 2000, an increase of approximately 30% when compared to $37,937,000 at January 29, 1999. The increase in backlog is attributable to the record award levels received during fiscal 1999.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including materials, labor and manufacturing overhead costs. Contract costs as a percentage of revenues were 61.8% for the first quarter of fiscal 2000 versus 64.0% for the same period of fiscal 1999. Contract costs as a percentage of revenues decreased primarily due to favorable adjustments in estimated costs to complete on certain contracts during the first quarter of fiscal 2000 compared the the same period of fiscal 1999.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") Research and development expenses as a percentage of revenues were 8.8% and 11.9% for the first quarter of fiscal years 2000 and 1999, respectively. The decrease in R&D expenses as a percentage of revenues for the first quarter of fiscal 2000 is primarily due to the Company concentrating its efforts toward contract activity.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, cost related to the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 - Inventory.") General and administrative expenses were approximately
$4,703,000 or 17.7% of revenues for the first quarter of fiscal 2000 compared to approximately $3,401,000 or 14.9% of revenues for the same period of fiscal 1999. General and administrative expenses expressed as a percent of revenues were higher during the first quarter of fiscal 2000 versus the same period of fiscal 1999 due to a higher indirect rate application estimated for fiscal 2000 compared to the rate application estimated for fiscal 1999. (See "Notes to Financial Statement; Note 2 - Inventory".)

INTEREST INCOME/(EXPENSE), NET: For the first quarter ended January 28, 2000, net interest income was approximately $324,000, up from $202,000 net interest income for the same period of fiscal 1999. The increase in net interest income for the first quarter of fiscal 2000 continues to relate to the Company's improved cash position at the beginning of the fiscal year which allowed the Company to place more fund in interest bearing accounts as well as interest income received on a state tax receivable.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of income before income taxes was 38% for each of the first quarters of fiscal years 2000 and 1999. The Company continues to recognize a consistent tax rate as a result of estimated federal and state tax credits.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity during the first quarter of fiscal 2000 and fiscal 1999 has been the cash flow generated from operations as well as the issuance of common stock through its employee stock plans.

The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank's reference rate (8.5% as of January 28, 2000). At both January 28, 2000 and October 31, 1999 this facility had not been utilized. The line of credit expires on March 15, 2001; the Company intends to renew the line at that time.

NET CASH FROM OPERATING ACTIVITIES: Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the change in inventories held by the Company. During the first three months of fiscal 2000, approximately $361,000 was provided by operating activities versus approximately $308,000 provided during the comparable period of fiscal 1999. In addition to the increase in net income of approximately $694,000 in the first quarter of fiscal 2000, cash provided by accounts receivable was approximately $2,502,000 as compared to approximately $774,000 provided by accounts receivable during the same period of fiscal 1999. During the first quarter of fiscal 2000, the Company increased its rate of investment in inventories, prepaid expenses and other assets by approximately $2,991,000 in anticipation of future contract awards; this compares to an increase of approximately $2,647,000 during the same period for fiscal 1999. Cash used in accounts payable and other accrued liabilities during the first quarter of and other accrued liabilities during the first quarter of fiscal 2000 was approximately $2,237,000, considerably higher than cash used of approximately $286,000 during the comparable period of fiscal 1999.

NET CASH FROM INVESTING ACTIVITIES: Cash used in financing activities during the first three months of fiscal 2000 was approximately $8,999,000 compared to approximately $756,000 used in investing activities during the same period of fiscal 1999. The purchase of $8,000,000 worth of U.S. Treasury securities in the first quarter of fiscal 2000 is the primary reason for the increase in cash used. Additions to property and equipment were approximately $999,000 and $1,756,000 in the first three months of fiscal 2000 and 1999, respectively.

NET CASH FROM FINANCING ACTIVITIES: Cash provided by financing activities during the first three months of fiscal 2000 was approximately $1,142,000 compared to cash used in financing activities of approximately $1,570,000 during the same period of fiscal 1999. The use of cash for financing activities during the first quarter of fiscal 1999 is primarily attributable to the repurchasing activity of the Company's common stock of approximately $2,743,000.

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

        Revenue Concentration: Due to the award of certain larger contracts the Company has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised of 17% of revenue for the first three months of fiscal 2000 compared to 20% attributable to the same contract for the three months of fiscal 1999. This contract may be terminated at the sole discretion of the United States Government. If this contract or other larger contracts of the Company were terminated, this could have a material adverse effect on the Company's operating results and financial condition.

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

Impact of Year 2000

        In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change.

        The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

        All costs related to Year 2000 readiness were borne by the Company and recovered in the product prices and therefore did not have a material impact on its operating results.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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



Item6.  Exhibits and Reports on Form 8-K


           Exhibits - See Index to Exhibits

           REPORTS ON FORM 8-K
    The Company did not file any reports on Form 8-K during the three months ended January 28, 2000.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


Applied Signal Technology, Inc.



/s/ Brian M. Offi/                                  March 13, 2000
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