Form 10-Q
period 2000-04-28
APPLIED SIGNAL TECHNOLOGY INC
filed 2000-06-09
CIK 741696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE PERIOD ENDED APRIL 28, 2000

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

 Common Stock, no par value, 8,935,098 shares outstanding as of June 8, 2000.


This Quarterly Report on Form 10-Q consists of 24 pages. The Exhibit Index is on Page 24.

                                      INDEX
                         APPLIED SIGNAL TECHNOLOGY, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

          Balance Sheets -- April 28, 2000 and October 31, 1999

          Statements of Operations -- Three months ended April 28, 2000 and April 30, 1999 and six months ended April 28, 2000 and April 30, 1999

          Statements of Cash Flows -- Six months ended April 28, 2000 and April 30, 1999

          Notes to Financial Statements -- April 28, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                         APPLIED SIGNAL TECHNOLOGY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

ASSETS                                     April 28, 2000   October 31,1999
                                             (Unaudited)        (Note)
                                           --------------   ---------------
Current assets:
  Cash and cash equivalents                    $12,140         $16,680
  Short term investments                         8,056              --
  Accounts receivable:
     Billed                                     14,600          19,746
     Unbilled                                   16,583          16,992
                                               -------         -------
       Total accounts receivable                31,183          36,738

  Inventory                                     11,726           6,746
  Prepaid and other current assets               3,535           3,312
                                               -------         -------
     Total current assets                       66,640          63,476

Property and equipment, at cost:
  Machinery and equipment                       38,724          37,719
  Furniture and fixtures                         4,515           4,419
  Leasehold improvements                         8,415           7,316
  Construction in process                          564             329
                                               -------         -------
                                                52,218          49,783
Accumulated depreciation and amortization      (31,594)        (29,268)
                                               -------         -------
     Net property and equipment                 20,624          20,515

Other assets                                        43              43
                                               -------         -------
Total assets                                   $87,307         $84,034
                                               =======         =======

                         APPLIED SIGNAL TECHNOLOGY, INC.
                           BALANCE SHEETS (continued)
                        (In thousands, except share data)



LIABILITIES AND SHAREHOLDERS' EQUITY                       April 28, 2000   October 31, 1999
                                                            (Unaudited)         (Note)
Current liabilities:
  Accounts payable                                            $ 2,416            $ 4,838
  Accrued payroll and related benefits                          6,794              7,506
  Other accrued liabilities                                     2,438              2,293
  Income taxes payable                                          4,036              3,831
                                                              -------            -------
     Total current liabilities                                 15,684             18,468

Deferred income taxes                                           1,133              1,133

Shareholders' equity:
  Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding

  Common stock, no par value: 20,000,000 shares
     authorized; issued and outstanding--8,790,562
     at April 28, 2000 and 8,442,239 at
     October 31, 1999                                          20,620             17,929

  Accumulated other comprehensive income (loss)                    37               --

  Retained earnings                                            49,833             46,504
                                                              -------            -------
Total shareholders' equity                                     70,490             64,433
                                                              -------            -------

  Total liabilities and shareholders' equity                  $87,307            $84,034
                                                              =======            =======

Note: The balance sheet at October 31, 1999 has been derived from the audited balance sheet at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)


                                                Three Months Ended                   Six Months Ended
                                       ---------------------------------    ---------------------------------
                                       April 28, 2000     April 30, 1999    April 28, 2000     April 30, 1999
                                       --------------     --------------    --------------     --------------
Revenues from contracts                   $27,287            $27,590            $53,815            $50,438

Operating expenses:
   Contract costs                          16,809             16,500             33,203             31,128
   Research and development                 3,213              3,477              5,555              6,205
   General and administrative               3,769              3,247              8,472              6,648
                                          -------            -------            -------            -------
     Total operating expenses              23,791             23,224             47,230             43,981
                                          -------            -------            -------            -------
Operating income                            3,496              4,366              6,585              6,457
Interest income (expense), net                218                123                542                325
                                          -------            -------            -------            -------
Income before provision for
   income taxes                             3,714              4,489              7,127              6,782
Provision for income taxes                  1,411              1,706              2,708              2,577
                                          -------            -------            -------            -------
Net income                                $ 2,303            $ 2,783            $ 4,419            $ 4,205
                                          =======            =======            =======            =======
Net income per common share:
     Basic                                $  0.26            $  0.33            $  0.51            $  0.50
     Diluted                              $  0.25            $  0.32            $  0.49            $  0.48

Number of shares used in
   calculating net income per
   common share:
     Basic                                  8,747              8,439              8,649              8,460
     Diluted                                9,154              8,640              9,002              8,727


                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 (In thousands)

                                                                           Six Months Ended
                                                                 -----------------------------------
                                                                 April 28, 2000       April 30, 1999
                                                                 --------------       --------------
OPERATING ACTIVITIES:
  Net income                                                        $  4,419             $  4,205
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                     2,326                2,205
  Changes in:
     Accounts receivable                                               5,555                 (371)
     Inventory, prepaids and other assets                             (5,203)              (3,056)
     Accounts payable and accrued liabilities                         (2,798)                (639)
                                                                    --------             --------
     Net cash provided by operating activities                         4,299                2,344

INVESTING ACTIVITIES:

  Purchase of available-for-sale securities                          (10,019)                  --
  Maturity of available-for-sale securities                            2,000                1,000
  Additions to property and equipment                                 (2,435)              (3,937)
                                                                    --------             --------
     Net cash used in investing activities                           (10,454)              (2,937)

FINANCING ACTIVITIES:

  Issuances of common stock                                            2,690                1,188
  Repurchases of common stock                                           --                 (2,743)
  Dividends paid                                                      (1,075)                  --
                                                                    --------             --------
     Net cash provided by (used in) financing activities               1,615               (1,555)

  Net decrease in cash and cash equivalents                           (4,540)              (2,148)
  Cash and cash equivalents, beginning of period                      16,680               14,085
                                                                    --------             --------

  Cash and cash equivalents, end of period                          $ 12,140             $ 11,937
                                                                    ========             ========

  Supplemental disclosures of cash flow information:

     Interest paid                                                  $     14             $     15
     Income taxes paid                                              $  2,503             $  1,126
                                                                    ========             ========


                       See notes to financial statements.

                         APPLIED SIGNAL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

April 28, 2000


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ending April 28, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

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

A reconciliation of shares used in the calculation of basic and diluted earnings per share follows (in thousands except per share data):



                                            Three Months Ended                      Six Months Ended
                                      --------------------------------    --------------------------------
                                      April 28, 2000    April 30, 1999    April 28, 2000    April 30, 1999
                                      --------------    --------------    --------------    --------------
NUMERATOR
Net income:                              $2,303            $2,783            $4,419            $4,205
                                         ======            ======            ======            ======
DEMONINATOR
   Shares used to compute net
   income per common
   share--basic                           8,747             8,439             8,649             8,460

   Effect of dilutive stock
   options                                  407               201               353               267
                                         ------            ------            ------            ------
   Shares used to compute net
   income per common
   share--diluted                         9,154             8,640             9,002             8,727
                                         ======            ======            ======            ======
   Net income per
   common share--basic                   $ 0.26            $ 0.33              0.51              0.50

   Net income per common
   share--diluted                        $ 0.25            $ 0.32              0.49              0.48

COMPREHENSIVE INCOME

As of October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no material impact on the Company's net income or shareholders' equity. SFAS 130 requires changes in fair value for available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported in shareholders' equity, to be included in comprehensive income.

The components of comprehensive income, net of tax are as follows:

                                   Three Months Ended                    Six Months Ended
                            April 28, 2000     April 30, 1999     April 28, 2000     April 30, 1999
                            --------------     --------------     --------------     --------------
Net Income                    $2,302,469        $2,783,125         $4,418,903         $4,204,627

Unrealized gain (loss)            18,178              (119)            37,044            (29,342)
   on available-for-sale
   securities

Comprehensive income          $2,320,647        $2,783,006         $4,455,947         $4,175,285
                              ==========        ==========         ==========         ==========

NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                         April 28, 2000         October 31, 1999
                         --------------         ----------------
Raw materials               $ 1,067                  $1,262
Work in process              10,092                   4,328
Finished goods                  429                     927
                            -------                  ------
                             11,588                   6,517

Precontract costs               138                     229
                            -------                  ------
                            $11,726                  $6,746
                            =======                  ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At April 28, 2000, the unfavorable inventoried variance was approximately $3,758,000, while at April 30, 1999 the unfavorable inventoried variance was approximately $1,629,000 and was included in work in process. At October 31, 1999 and 1998, the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end.

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

DESCRIPTION OF THE BUSINESS:

Applied Signal Technology, Inc. ("Applied Signal Technology" or "the Company") designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications, predominantly by the United States Government and allied foreign governments, for certain industrial applications and for defense communications systems. Signal reconnaissance systems are composed of collection equipment and processing equipment. Collection equipment consists of sophisticated receivers that scan the radio frequency (RF) spectrum (cellular telephone, microwave, ship-to-shore, and military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Signal processing equipment, using sophisticated software and hardware, evaluate the characteristics of the collected signals and selects signals that are likely to contain relevant information. Defense communication equipment provides reliable, high-speed data transfer for military applications. Since inception, the Company has focused its efforts primarily on processing equipment, but also provides specialized collection equipment, as well as complete systems.

SIGNAL RECONNAISSANCE:

In recent years, accurate and comprehensive information regarding foreign affairs and developments has become increasingly important to the United States Government. The reduction of United States military tactical forces overseas, coupled with political instability in certain regions such as the Middle East, Eastern Europe, Africa, and Central and South America, has heightened the United States Government's need to be able to monitor overseas activities. In order to obtain information about activities within foreign countries, the United States Government gathers and analyzes telecommunication signals emanating from those countries.

Additionally, the use of established telecommunication technologies has increased throughout the world, and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the radio frequency spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and the global information network (e.g., the Internet) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal reconnaissance equipment capable of collecting and processing an increased volume of signals as well as new types of signals.

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

DEFENSE COMMUNICATIONS:

Just as the civilian world is becoming increasingly dependent upon data transfer and access, so is the military. The military branches utilize data transfer for guidance, computer-to-computer battlefield planning, high quality communications and other applications. Many times this data transfer must occur under non-ideal transport modes. The transport invariably is in the radio frequency spectrum and must occur under sub-optimum conditions such as minimal frequency planning for interference mitigation, inaccurate antenna pointing, and moving platforms. These defense communication systems must be able to mitigate these data transfer anomalies in an automated or semi-automated manner in order to provide reliable, rapidly deployed communications.

The military branches are committed to adopting state-of-the-art data transfer technologies. As they adopt these new technologies, they are faced with added complexities not confronted in commercial applications. Accordingly, the United States Government is investing in research and development to overcome these complexities with the goal of providing a reliable, all-digital battlefield by 2010.

The Company believes that the technological expertise it has developed for signal reconnaissance systems to adequately process data collected in non-ideal situations positions the Company to capitalize in developing products that satisfy these defense communication system requirements. In particular, the Company's experience in adaptive equalization/demodulation of sophisticated data telecommunication signals enables the Company to develop equipment that overcomes these data transport anomalies.

STRATEGY:

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

SUBSIDIARIES:

On March 9, 2000, the Board of Directors of Applied Signal Technology, Inc. announced the formation of two new wholly owned subsidiaries, Transcendent Technologies, Inc. and eNetSecure, Inc. and voted to fund each subsidiary $1,000,000 effective the beginning of May 2000. The Board also decided to transfer intellectual property developed by the parent company and capital equipment to each subsidiary, as appropriate. The Board also decided that no additional funding would be granted the subsidiaries until after the May 11, 2000 Board Meeting.

During the May 11, 2000 Board Meeting, the Board of Directors voted to fund the subsidiaries an additional $2,000,000 each for a total investment of $6,000,000. Applied Signal Technology, Inc. anticipates that each subsidiary will incur start-up operational costs that will materially reduce third and fourth quarter fiscal year 2000 net income and earnings per share relative to the respective periods in 1999.

TRANSCENDENT TECHNOLOGIES, INC.:

The volume of data transferred and made available to individuals is growing exponentially worldwide. Given the increasing constraints on satellite bandwidth and wireless spectrum availability, the service providers are confronted with the constant demands of finding more sophisticated ways to provide reliable signal quality to their customers while meeting increasing capacity demands. As wireless transport becomes an important part of the global information network by providing "last mile" connectivity, the need to provide bandwidth efficient communications techniques as well as effectively managing these networks only becomes more critical to the service providers' success. This trend dictates maximum efficiency of frequency spectrum usage by the commercial telecommunications companies. The spectrum usage is especially critical in the band-limited radio frequency (RF) environment that personal communications systems (e.g., cellular systems) and communication satellite systems (e.g., PanAmSat, Intelsat, and InMarSat) utilize. As these systems attempt to maximize this usage, there is an increasingly higher probability that data transfer will be impaired. This had led the Company to believe that there will be a demand for sophisticated network management and spectrum monitoring systems designed to enhance the quality of satellite and terrestrial wireless communications.

Applied Signal Technology, Inc. believes that its signal processing prowess in non-intrusive signal reconnaissance, developed over the years, will position Transcendent Technologies, Inc. to capitalize on these expectations. Applied Signal Technology, Inc. believes its knowledge and experience will position Transcendent Technologies, Inc. to understand the data transfer techniques that will require these network management and spectrum monitoring systems in the future.

ENETSECURE, INC.:

As the world becomes more reliant upon data transfer and data access for its day-to-day activities (i.e., e-commerce), it also becomes more vulnerable to unauthorized data access or manipulation. This creates a need for data system intrusion detection. This intrusion detection must be performed without impact upon the data transfer.

Applied Signal Technology, Inc. believes that the technological expertise it has developed for signal reconnaissance positions eNetSecure, Inc. to develop and market intrusion detection technology. In particular, Applied Signal Technology's signal processing prowess provides the fundamentals for the further development of intrusion detection equipment.

THREE MONTHS AND SIX MONTHS ENDED APRIL 28, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1999

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the second quarter of fiscal 2000 were approximately $27,287,000, relatively unchanged from the second quarter of fiscal 1999 revenues of approximately $27,590,000. Revenues for the six months ended April 28, 2000 were approximately $53,815,000, up 7% from approximately $50,438,000 for the first six months of fiscal 1999. The increase in fiscal 2000 year-to-date revenues were due, in part, to increased contract activity resulting from a continued demand for the Company's products and services as well as favorable adjustments in the estimated costs at completion on certain contracts. These favorable adjustments resulted in higher average fees being recognized on certain contracts for the Company's standard products.

New order levels for the second quarter of fiscal 2000 were approximately $18,558,000, down 58% from order levels of approximately $44,591,000 for the second quarter of fiscal 1999. New orders for the first six months of fiscal 2000 were approximately $33,978,000, down 35% compared to approximately $52,417,000 reported for the same period of fiscal 1999. The year-to-date decrease in fiscal 2000 order levels is due, in part, to delays of certain contracts and, in part, due to the fact that a very large volume of orders were recorded during the second quarter of fiscal year 1999.

The Company's backlog, which consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options), was approximately $40,114,000 at April 28, 2000, a decrease of 22% when compared to $51,123,000 at April 30, 1999. The decrease in backlog is due, in part, to increased contractual activity required to meet contractual commitments and, in part, due to delays in anticipated second quarter bookings.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including labor, materials and manufacturing overhead costs. Contract costs as a percentage of revenues were 61.6% for the second quarter of fiscal 2000 compared to 59.8% for the same period of fiscal 1999. Contract costs as a percentage of revenues for both the six months ended April 28, 2000 and April 30, 1999 were 61.7%. Contract costs as a percentage of revenue for the second quarter of fiscal 2000 compared to second quarter of fiscal 1999 were higher primarily due to an unfavorable cost overrun of approximately $1,284,000 on a major fixed price development program. Contract costs as a percentage of revenue for the first six months of fiscal 2000 were essentially unchanged from fiscal 1999.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual target indirect rates. Research and development expenses as a percentage of revenues were 11.8% and 12.6% for the second quarter of fiscal years 2000 and 1999, respectively. For the first six months of fiscal years 2000 and 1999 research and development expenses as a percentage of revenues were 10.3% and 12.3%, respectively. The quarter-to-quarter and year-to-year decline in R&D expenses as a percentage of revenue is due to the Company concentrating its efforts toward contract activity in favor of planned R&D spending because of a lack of qualified staff.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, related costs for the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. General and administrative expenses were approximately $3,769,000 or 13.8%
of revenues for the second quarter of fiscal 2000 compared to approximately $3,247,000 or 11.8% of revenues for the same period of fiscal 1999. General and administrative expenses for the first six months ended April 28, 2000 were approximately $8,472,000 or 15.7% of revenues compared to approximately $6,648,000 or 13.2% of revenues for the same period ended April 30, 1999. General and administrative expenses as a percentage of revenues were higher quarter-to-quarter and year-to-year due, in part, to higher marketing expenditures and, in part, due to a higher indirect rate application estimated for fiscal 2000 compared to the rate application estimated for fiscal 1999.

Consistent with government contracting requirements, the Company considers both general and administrative and research and development expenses part of its general and administrative indirect expense pool. Combined R&D and general and administrative expenses of approximately $14,027,000 were 26.1% of revenues for the first six months of fiscal 2000 compared to approximately $12,853,000 or 25.5% of revenues for the same period of fiscal 1999.

INTEREST INCOME/(EXPENSE), NET: Net interest income for the second quarter of fiscal 2000 was approximately $218,000, up 77.2% from net interest income of approximately $123,000 for the second quarter of fiscal 1999. Net interest income for the first six months of fiscal 2000 was approximately $542,000, up 66.8% compared to approximately $325,000 reported for the same period of fiscal 1999. The increase in net interest income for the second quarter and the first six months of fiscal 2000 compared to the prior year is due to the Company's improved cash position at the beginning of the fiscal year, which allowed the Company to place more funds than prior years into interest bearing accounts as well as interest income recevied on a state tax receivable.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of income before income taxes was 38% for each of the first six months of fiscal years 2000 and 1999. The Company continues to recognize a consistent tax rate as a result of estimated federal and state taxes.


ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

At April 28, 2000, cash and short-term investments totaled approximately $20,196,000. Historically, the Company's primary source of liquidity has been the cash flow generated from operations as well as the issuance of common stock through its employee stock plans.

The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank's reference rate (8.5% as of April 28, 2000). At both April 28, 2000 and October 31, 1999, this facility had not been utilized. The line of credit expires on March 15, 2001; the Company intends to renew the line at that time.

NET CASH FROM OPERATING ACTIVITIES: Net cash from operating activities has significantly varied from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the changes in inventories held by the Company.

During the first six months of fiscal 2000, approximately $4,299,000 was provided by operating activities compared to approximately $2,344,000 provided during the comparable period of fiscal 1999. The year-to-year increase in cash from operating activities is primarily due to an increase in accounts receivable of approximately $5,555,000 during the first six months of fiscal 2000 compared to cash used of approximately $371,000 during the first six months of fiscal 1999. The cash provided by accounts receivable in the first six months of fiscal 2000 is primarily due to increased progress billings. During the first six months of fiscal 2000, the Company increased its rate of investment in inventories, prepaids and other current assets by approximately $2,147,000; actual inventory decreased by approximately $527,000, the unfavorable variance carried in inventory was approximately $3,758,000, and prepaids and other current assets increased by approximately $408,000. In comparison, inventories, prepaids and other current assets increased by approximately $762,000 during the same period for fiscal 1999. Cash used in accrued payroll and related benefits increased by approximately $657,000 for the first six months of fiscal 2000 compared to the same period in fiscal 1999 primarily because of profit sharing bonuses paid to employees. Cash provided in income taxes payable decreased by approximately $1,246,000 primarily due to more taxes paid in 1999 than 1998.

NET CASH FROM INVESTING ACTIVITIES: Cash used in investing activities during the first six months of fiscal 2000 was approximately $10,454,000 compared to approximately $2,937,000 used in investing activities during the same period of fiscal 1999. The purchase of approximately $10,019,000 worth of U.S. Treasury securities in the first six months of fiscal 2000 is the primary reason for the increase in cash used. Additions to property and equipment were approximately $2,435,000 and approximately $3,937,000 in the first six months of fiscal 2000 and 1999, respectively.

NET CASH FROM FINANCING ACTIVITIES: Cash provided by financing activities during the first six months of fiscal 2000 was approximately $1,615,000 compared to cash used of approximately $1,555,000 during the same period of fiscal 1999. The increase in cash provided was due, in part, to fact that the Company did not repurchase any shares of its common stock during the first six months of fiscal 2000 and in part, to the issuance of common stock under the Employee Stock Purchase and Employee Stock Option Plans. The Company had no stock repurchase activity during the first six months of fiscal 2000 compared to approximately $2,743,000 repurchased during the same period of fiscal 1999. Cash was also provided through the issuance of common stock under the Company's Employee Stock Purchase and Employee Stock Option Plans of approximately $2,690,000 for the first six months of fiscal 2000 compared to approximately $1,188,000 during the comparable period in fiscal 1999. Cash of approximately $1,075,000 was used for dividend payments to common stockholders during the first six months of fiscal 2000. The Company did not pay dividends during the first six months of fiscal 1999.

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

REVENUE CONCENTRATION: Due to the award of certain larger contracts, the Company has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 13.8% of revenue for the first six months of fiscal 2000 compared to 26% attributable to the same contract for the first six months of fiscal 1999. This contract may be terminated at the sole discretion of the United States Government. If this contract or other larger contracts of the Company were terminated, this could have a material adverse effect on the Company's future operating results and financial condition.

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

DEPENDENCE UPON PERSONNEL: The Company's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. During the last few years, the Company experienced difficulty in attracting new talent due to an increasingly competitive market for qualified personnel. Management believes this effect continues to be attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector, and due to the difficulty in recruiting new staff capable of obtaining the necessary security clearance. The Company has taken steps to bolster its ability to attract and retain staff by opening additional offices in Salt Lake City, Utah and in Hillsboro, Oregon. The Company believes these new offices, in addition to the increased investment made in the Company's human resources activities during fiscal 1999 and 2000, should allow it to successfully attract and retain qualified employees. Failure to do so could have a material adverse effect on the Company's operating results and financial condition.

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

INVESTMENT IN SUBSIDIARIES

As of May 11, 2000, Applied Signal Technology, Inc. will invest $3,000,000 into each of its two subsidiaries, Transcendent Technologies, Inc. and eNetSecure, Inc. for a total investment of $6,000,000. There are inherent risks with investing in start-up businesses, however, Applied Signal Technology, Inc. believes in the viability of each subsidiary and that a market does exist for the products offered by these companies. There can be no assurances, however, that such markets exist, if they do exist, and failure to develop the correct products for the appropriate markets could have a material effect on Applied Signal Technology's operating results and financial condition.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, from time to time, is engaged in various legal actions including, but not limited to, wrongful termination allegations, governmental agency investigations and employee discrimination allegations. The Company believes that these legal actions will not, either individually or in aggregate, have a material adverse affect on the operating results or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held March 9, 2000.

The shareholders approved a proposal to elect three Class II Directors of the Board of Directors of the Company to serve until the next Annual Meeting of Shareholders and/or until their respective successors are duly elected and qualified. The proposal received the following votes:

                                          FOR           WITHHELD       BROKER NON-VOTES
                                          ---           --------       ----------------
   James F. Collins                     7,468,607        86,549

   John R. Treichler                    7,469,310        85,846

   Stuart G. Whittelsey, Jr             7,535,751        19,405

The shareholders ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending October 31, 2000. The proposal received the following votes:



  FOR                 AGAINST           ABSTENTIONS            BROKER NON-VOTES
  ---                 -------           -----------            ----------------
7,541,729             10,645              2,782

Item 6.   Exhibits and Reports on Form 8-K
          Exhibits -- See Index to Exhibits

          Reports on Form 8-K
          The Company did not file any reports on Form 8-K during the three months ended April 28, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


Applied Signal Technology, Inc.



/s/ JAMES E. DOYLE                                 JUNE 9, 2000
------------------------------------------         -----------------------
James E. Doyle
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                            APPLIED SIGNAL TECHNOLOGY
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION OF DOCUMENT
-------                  -----------------------
27.1            Financial Data Schedule