Form 10-Q
period 2000-07-28
APPLIED SIGNAL TECHNOLOGY INC
filed 2000-09-08
CIK 741696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-21236

APPLIED SIGNAL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

California	77-0015491
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 West California Avenue
Sunnyvale, California    94086
(Address of principal executive offices including zip code)

(408) 749-1888
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value, 9,006,613 shares outstanding as of September 5, 2000.

This Quarterly Report on Form 10-Q consists of 22 pages. The Exhibit Index is on Page 22.

APPLIED SIGNAL TECHNOLOGY, INC.
Report On Form 10-Q For The
Quarter Ended July 28, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED SIGNAL TECHNOLOGY, INC.

BALANCE SHEETS
(In thousands, except share data)

                                                        July 28,     October 31,
                                                          2000           1999
                                                      ------------  ------------
                                                       (unaudited)     (note)
ASSETS
Current assets:
  Cash and cash equivalents......................... $     13,968  $     16,680
  Short term investments............................        6,107          --
  Accounts receivable:
     Billed.........................................       12,976        19,746
     Unbilled.......................................       19,065        16,992
                                                      ------------  ------------
       Total accounts receivable....................       32,041        36,738
  Inventory.........................................       10,109         6,746
  Prepaid and other current assets..................        3,472         3,312
                                                      ------------  ------------
     Total current assets...........................       65,697        63,476
Property and equipment, at cost:
  Machinery and equipment...........................       39,278        37,719
  Furniture and fixtures............................        4,564         4,419
  Leasehold improvements............................        8,657         7,316
  Construction in process...........................          446           329
                                                      ------------  ------------
                                                           52,945        49,783
Accumulated depreciation and amortization...........      (32,505)      (29,268)
                                                      ------------  ------------
     Net property and equipment.....................       20,440        20,515
Other assets........................................           58            43
                                                      ------------  ------------
Total assets........................................ $     86,195  $     84,034
                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $      2,234  $      4,838
  Accrued payroll and related benefits..............        7,707         7,506
  Other accrued liabilities.........................        2,488         2,293
  Income taxes payable..............................        2,076         3,831
                                                      ------------  ------------
     Total current liabilities......................       14,505        18,468
Deferred income taxes...............................        1,133         1,133

Shareholders' equity:
  Preferred stock, no par value: 2,000,000 shares
  authorized; none issued and outstanding...........           --            --
  Common stock, no par value: 20,000,000 shares
     authorized; issued and outstanding--8,958,613
     at July 28, 2000 and 8,442,239 at
     October 31, 1999...............................       21,755        17,929
  Retained earnings.................................       48,724        46,504
  Accumulated other comprehensive income (loss).....           78            --
                                                      ------------  ------------
Total shareholders' equity..........................       70,557        64,433
                                                      ------------  ------------
  Total liabilities and shareholders' equity........ $     86,195  $     84,034
                                                      ============  ============

Note: The balance sheet at October 31, 1999 has been derived from the audited balance sheet at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

See notes to financial statements.

APPLIED SIGNAL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share data)

                                    Three Months Ended      Nine Months Ended
                                  ----------------------  ----------------------
                                    July 28,    July 30,    July 28,    July 30,
                                      2000       1999         2000       1999
                                  ----------  ----------  ----------  ----------
Revenues from contracts......... $   25,173  $   27,555  $   78,988  $   77,993
Operating expenses:
   Contract costs...............     19,290      17,410      52,493      48,538
   Research and development.....      4,133       2,554       9,688       8,759
   General and administrative...      4,212       4,535      12,684      11,183
                                  ----------  ----------  ----------  ----------
     Total operating expenses...     27,635      24,499      74,865      68,480
                                  ----------  ----------  ----------  ----------
Operating income (loss).........     (2,462)      3,056       4,123       9,513
Interest income (expense), net..        233         152         775         477
                                  ----------  ----------  ----------  ----------
Income (loss) before provision
   (benefit) for income taxes...     (2,229)      3,208       4,898       9,990
Provision (benefit) for
   income taxes.................     (1,680)      1,219       1,028       3,796
                                  ----------  ----------  ----------  ----------
Net income (loss)............... $     (549) $    1,989  $    3,870  $    6,194
                                  ==========  ==========  ==========  ==========
Net income (loss) per common
  share:
     Basic...................... $    (0.06) $     0.24  $     0.44  $     0.74
     Diluted.................... $    (0.06) $     0.23  $     0.43  $     0.71
Number of shares used in
   calculating net income (loss)
   per common share:
     Basic......................      8,889       8,446       8,730       8,424
     Diluted....................      8,889       8,707       9,028       8,689

See notes to financial statements.

APPLIED SIGNAL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(UNAUDITED)
(in thousands)

                                                         Nine Months Ended
                                                         ------------------------
                                                           July 28,     July 30,
                                                             2000        1999
                                                         -----------  -----------
OPERATING ACTIVITIES:
  Net income........................................... $    $3,870  $    $6,194
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization.....................       3,236        3,554
  Changes in:
     Accounts receivable...............................       4,697           84
     Inventory, prepaids and other assets..............      (3,537)      (4,079)
     Accounts payable, taxes payable and
       accrued expenses................................      (3,988)       2,085
                                                         -----------  -----------
     Net cash provided by operating activities.........       4,278        7,838
                                                         -----------  -----------
INVESTING ACTIVITIES:
  Purchase of available-for-sale securities............     (15,058)           --
  Maturity of available-for-sale securities............       9,029        1,000
  Additions to property and equipment..................      (3,162)      (5,437)
                                                         -----------  -----------
     Net cash used in investing activities.............      (9,191)      (4,437)
                                                         -----------  -----------
FINANCING ACTIVITIES:
  Issuances of common stock............................       3,826        2,380
  Repurchases of common stock..........................           --      (3,211)
  Dividends paid.......................................      (1,625)           --
                                                         -----------  -----------
     Net cash provided by (used in) financing
         activities....................................       2,201         (831)
                                                         -----------  -----------
  Net decrease in cash and cash equivalents............      (2,712)       2,570
  Cash and cash equivalents, beginning of period.......      16,680       14,085
                                                         -----------  -----------
  Cash and cash equivalents, end of period............. $    13,968  $    16,655
                                                         ===========  ===========
  Supplemental disclosures of cash flow information:
     Interest paid..................................... $        19  $        17
     Income taxes paid................................. $     2,783  $     2,293

See notes to financial statements.

APPLIED SIGNAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

 July 28, 2000

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending July 28, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

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

A reconciliation of shares used in the calculation of basic and diluted earnings per share follows (in thousands except per share data):

                                    Three Months Ended      Nine Months Ended
                                  ----------------------  ----------------------
                                    July 28,    July 30,    July 28,    July 30,
                                      2000       1999         2000       1999
                                  ----------  ----------  ----------  ----------
NUMERATOR
Net income (loss)............... $     (549) $    1,989  $    3,870  $    6,194
                                  ==========  ==========  ==========  ==========
DEMONINATOR
   Shares used to compute net
   income (loss) per common
   share--basic.................      8,889       8,446       8,730       8,424
   Effect of dilutive stock
   options......................      --            261         298         265
                                  ----------  ----------  ----------  ----------
   Shares used to compute net
   income (loss) per common
   share--diluted...............      8,889       8,707       9,028       8,689
                                  ==========  ==========  ==========  ==========
   Net income (loss) per
   common share--basic.......... $    (0.06) $     0.24  $     0.44  $     0.74
   Net income (loss) per
   common share--diluted........ $    (0.06) $     0.23  $     0.43  $     0.71

For the three months ended July 28, 2000, 185,000 stock options were excluded from the number of shares used to compute diluted net loss per common share as their effect would be antidilutive.

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

The components of comprehensive income, net of tax are as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                  ----------------------  ----------------------
                                    July 28,    July 30,    July 28,    July 30,
                                      2000       1999         2000       1999
                                  ----------  ----------  ----------  ----------
Net income (loss)............... $     (549) $    1,989  $    3,870  $    6,194
Unrealized gain (loss)
   on available-for-sale
   securities...................         41       --             78       --
                                  ----------  ----------  ----------  ----------
Comprehensive income (loss)..... $     (508) $    1,989  $    3,948  $    6,194
                                  ==========  ==========  ==========  ==========

NOTE 2 -- INVENTORY

The components of inventory consist of the following (in thousands):

                                        July 28,    October 31,
                                          2000         1999
                                       -----------  -----------
Raw materials........................ $     1,214  $     1,262
Work in process......................       8,225        4,328
Finished goods.......................         458          927
                                       -----------  -----------
                                            9,897        6,517

Precontract costs....................         212          229
                                       -----------  -----------
                                      $    10,109  $     6,746
                                       ===========  ===========

The Company records contract revenues and costs for interim
reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At July 28, 2000 and July 30, 1999 the inventoried variance was approximately $1,978,000 (unfavorable) and $1,932,000 (unfavorable), respectively, and was included in work in process. At October 31, 1999 and 1998 the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standard
No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
133"), which will be effective for the year ending October 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either and asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.
Applied Signal Technology, Inc. believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not invest in derivative instruments and engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting
Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101
summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes the anticipated impact of adoption of SAB 101 will not be material to the operating results and financial position of the Company.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for
Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and the
Company will adopt it at that time. At this time, the Company believes the anticipated impact of adoption of FIN 44 will not be material to the operating results and financial position of the
Company.

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

DESCRIPTION OF THE BUSINESS:

Applied Signal Technology, Inc. ("Applied Signal Technology" or
"the Company") designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications, predominantly by the United States Government and allied foreign governments, for defense communications systems. Signal reconnaissance systems are composed of collection equipment and processing equipment. Collection equipment consists of sophisticated receivers that scan the radio frequency (RF) spectrum (cellular telephone, microwave, ship-to-shore, and military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Signal processing equipment, using sophisticated software and hardware, evaluate the characteristics of the collected signals and selects signals that are likely to contain relevant information. Defense communication equipment provides reliable, high-speed data transfer for military applications. Since inception, the Company has focused its efforts primarily on processing equipment, but also provides specialized collection equipment, as well as complete systems.

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

DEFENSE COMMUNICATIONS:

Just as the civilian world is becoming increasingly dependent upon data transfer and access, so is the military. The military branches utilize data transfer for guidance, computer-
to-computer battlefield planning, high quality communications and other applications. Many times this data transfer must occur under non-ideal transport modes. The transport invariably is in the radio frequency spectrum and must occur under sub-optimum conditions such as minimal frequency planning for interference mitigation, inaccurate antenna pointing, and moving platforms. These defense communication systems must be able to mitigate these data transfer anomalies in an automated or semi-automated manner in order to provide reliable, rapidly deployed communications.

The military branches are committed to adopting state-of-the-art data transfer technologies. As they adopt these new technologies, they are faced with added complexities not confronted in commercial applications. Accordingly, the United States Government is investing in research and development to overcome these complexities with the goal of providing a reliable, all-
digital battlefield by 2010.

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

ENETSECURE, INC.:

As the world becomes more reliant upon data transfer and data access for its day-
to-day activities (i.e., e-commerce), it also becomes more vulnerable to unauthorized data access or manipulation. This creates a need for data system intrusion detection. This intrusion detection must be performed without impact upon the data transfer.

Applied Signal Technology, Inc. believes that the technological expertise it has developed for signal reconnaissance positions eNetSecure, Inc. to develop and market intrusion detection technology. In particular, Applied Signal Technology's signal processing prowess provides the fundamentals for the further development of intrusion detection equipment.

THREE MONTHS AND NINE MONTHS ENDED JULY 28, 2000 COMPARED TO THREE MONTHS AND NINE
MONTHS ENDED JULY 30, 1999

RESULTS OF OPERATIONS:

REVENUES AND BACKLOG: Revenues for the third quarter of fiscal 2000 were approximately $25,173,000, which represents a 9% decrease over the third quarter of fiscal 1999 revenues of approximately $27,555,000. Revenues for the first nine months of fiscal 2000 were approximately $78,988,000, materially unchanged from the third quarter of fiscal 1999 revenues of approximately $77,993,000. The reduction in third quarter revenues is due to a decrease in demand for the Company's products and services. A net loss of approximately $549,000 was recognized for the third quarter of fiscal 2000 compared to net income of approximately $1,989,000 for the third quarter of fiscal 1999. The net loss for the quarter is due primarily to absorbing approximately
$3,000,000 of anticipated unrecoverable indirect costs resulting from slower than expected revenue growth and losses of approximately $1,098,000 incurred by the Company's subsidiaries. These losses were favorably impacted by a reduction in the Company's effective tax rate.

Order levels for the third quarter of fiscal 2000 were approximately $19,033,000, down 41% from approximately $32,305,000 reported for the same period of fiscal 1999. Order levels for the first nine months of fiscal 2000 were approximately $53,010,000, down 37% compared to approximately $84,722,000 reported for the same period of fiscal 1999. The decrease in orders for third quarter and year-to-date is due to delays of certain engineering development contracts and to fewer product orders. For comparative purposes, it should be noted that a very large volume of orders were recorded in the second quarter of fiscal year 1999.

The Company's backlog, which consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options), was approximately $38,963,000 at July 28, 2000, a decrease of 31% when compared to approximately
$56,109,000 at July 30, 1999. The decrease in backlog is due primarily to delays of certain engineering development contracts and to fewer product orders.

CONTRACT COSTS: Contract costs consist of direct costs on contracts, including labor, materials and manufacturing overhead costs. Contract costs, as a percentage of revenues, were 76.6% for the third quarter of fiscal 2000 compared to 63.2% for the same period of fiscal 1999. Contract costs, as a percentage of revenues, for the nine months ended July 28, 2000 and July 30, 1999 were 66.5% and 62.2%, respectively. Contract costs, as a percentage of revenue, for the third quarter of fiscal 2000 and year-to-date compared to the same periods of fiscal 1999 were higher primarily due to absorbing approximately $3,000,000 and approximately $4,200,000, respectively, of anticipated unrecoverable indirect costs resulting from slower than expected revenue growth.

RESEARCH AND DEVELOPMENT (R&D): Company-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates and expenditures funded by the Company from earnings. It is the Company's accounting practice to record R&D expenses based on annual target indirect rates. Research and development expenses as a percentage of revenues were 16.4% and 9.3% for the third quarter of fiscal years 2000 and 1999, respectively. For the first nine months of fiscal years 2000 and 1999, research and development expenses as a percentage of revenues were 12.3% and 11.2%, respectively. The quarter-to-
quarter increase in R&D expenses as a percentage of revenue is due, in part, to the parent
Company's increased R&D spending caused by delays in engineering contracts during the third quarter and, in part, to R&D spending by the Company's subsidiaries. Year-to-date R&D expense increased as a percentage of revenue primarily because of higher indirect overhead rates applied to R&D labor.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include administrative salaries, related costs for the Company's marketing and proposal activities and other administrative costs. It is the Company's accounting practice to record general and administrative expenses based on annual targeted indirect rates. General and administrative expenses were approximately $4,212,000 or 16.7% of revenues for the third quarter of fiscal 2000 compared to approximately $4,535,000 or 16.5% of revenues for the same period of fiscal 1999. General and administrative expenses for the first nine months ended July 28, 2000 were approximately $12,684,000 or 16.1% of revenues compared to approximately $11,183,000 or 14.3% of revenues for the same period ended July 30, 1999. General and administrative expenses as a percentage of revenues were higher quarter-to-quarter and year-to-year due, in part, to higher marketing expenditures and, in part, a higher indirect rate application estimated for fiscal 2000 compared to the rate application estimated for fiscal 1999.

Consistent with government contracting requirements, the parent Company considers both general and administrative and research and development expenses part of its general and administrative indirect expense pool. Consolidated and combined R&D and general and administrative expenses of approximately $22,372,000 were 28.3% of revenues for the first nine months of fiscal 2000 compared to approximately $19,942,000 or 25.6% of revenues for the same period of fiscal 1999.

INTEREST INCOME/(EXPENSE), NET: Net interest income for the third quarter of fiscal 2000 was approximately $233,000, up 53.3% from net interest income of approximately $152,000 for the third quarter of fiscal 1999. Net interest income for the first nine months of fiscal 2000 was approximately $775,000, up 62.5% compared to approximately $477,000 reported for the same period of fiscal 1999. The increase in net interest income for the third quarter and the first nine months of fiscal 2000 compared to the prior year is due to the Company's improved cash position at the beginning of the fiscal year, which allowed the Company to place more funds than the prior year into interest bearing accounts as well as interest income received on a state income tax receivable.

PROVISION FOR INCOME TAXES: The provision for income taxes as a percentage of income before income taxes was 21% for the first nine months of fiscal year 2000 compared to 38% for the first six months of fiscal year 1999. The Company changed its estimated tax rate during the third quarter of fiscal 2000 because of lower projected net income in fiscal year
2000 caused by expected losses from anticipated unabsorbed indirect costs and losses from the
Company's subsidiaries.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES:

At April 28, 2000, cash and cash equivalents and short-term investments totaled approximately $20,196,000. Historically, the Company's primary source of liquidity has been the cash flow generated from operations as well as the issuance of common stock through its employee stock plans.

The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank's reference rate (8.5% as of July 28, 2000). At both
July 28, 2000 and October 31, 1999, this facility had not been utilized. The line of credit expires on March 15, 2001; the Company intends to renew the line at or prior to its expiration.

NET CASH FROM OPERATING ACTIVITIES: Net cash from operating activities has significantly varied from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable and the changes in inventories held by the Company.

During the first nine months of fiscal 2000, approximately $4,278,000 was provided by operating activities compared to approximately $7,838,000 provided during the comparable period of fiscal 1999. The year-to-year decline in cash provided from operating activities is due primarily to the decline in net income as a result of the third quarter fiscal 2000 net losses. Cash generated from net income decreased approximately $2,324,000 during the first nine months of fiscal
2000 compared to the comparable period of fiscal 1999. The decrease in net income is primarily attributable to absorbing approximately $4,200,000 of anticipated unrecoverable indirect costs resulting from slower than expected revenue growth. The cash provided by accounts receivable in the first nine months of fiscal 2000 of approximately $4,697,000 compared to cash provided of approximately $84,000 during the first nine months of fiscal 1999 is due primarily to greater cash receipts as a result of improved progress billings during the first and second quarter of fiscal
2000. During the first nine months of fiscal 2000, the Company decreased its rate of investment in inventories, prepaids and other current assets by approximately $542,000; actual inventory decreased by approximately $911,000, the unfavorable variance carried in inventory was approximately
$1,978,000, and prepaids and other current assets increased by approximately $226,000. In comparison, inventories, prepaids and other current assets increased by approximately $1,683,000 during the same period for fiscal 1999 and the unfavorable variance was approximately $1,932,000.
Cash used in accounts payable, taxes payable and accrued expenses of approximately $3,988,000 increased during the first nine months of fiscal 2000 compared to cash provided of $2,085,000 during the comparable period of fiscal 1999 due, in part, to greater income taxes paid and, in part, to increased direct material payments. Cash provided in accrued payroll and related benefits decreased by approximately $580,000 for the first nine months of fiscal 2000 compared to the same period in fiscal 1999 primarily due to a loss of qualified staff from the Company's payroll.

NET CASH FROM INVESTING ACTIVITIES: Cash used in investing activities during the first nine months of fiscal 2000 was approximately $9,191,000 compared to approximately $4,437,000 used in investing activities during the same period of fiscal 1999. The purchase of approximately
$15,058,000 worth of U.S. Treasury securities in the first nine months of fiscal 2000 is the primary reason for the increase in cash used. The maturity of approximately $9,029,000 worth of U.S.
Treasury securities in the first nine months of fiscal 2000 compared to the sale of approximately
$1,000,000 in investments during the comparable period in fiscal 1999 is the primary reason for the increase in cash provided from investing activities. Additions to property and equipment were approximately $3,162,000 and approximately $5,437,000 in the first nine months of fiscal 2000 and 1999, respectively.

NET CASH FROM FINANCING ACTIVITIES: Cash provided by financing activities during the first nine months of fiscal 2000 was approximately $2,201,000 compared to cash used of approximately $831,000 during the same period of fiscal 1999. The increase in cash provided was due, in part, to fact that the Company did not repurchase any shares of its common stock during the first nine months of fiscal 2000 and in part, to the issuance of common stock under the Employee Stock
Purchase and Employee Stock Option Plans. The Company had no stock repurchase activity during the first nine months of fiscal 2000 compared to approximately $3,211,000 repurchased during the same period of fiscal 1999. Cash was also provided through the issuance of common stock under the
Company's Employee Stock Purchase and Employee Stock Option Plans of approximately $3,826,000 for the first nine months of fiscal 2000 compared to approximately $2,380,000 during the comparable period in fiscal 1999. Cash of approximately $1,625,000 was used for dividend payments to common stockholders during the first nine months of fiscal 2000. The Company did not pay dividends during the first nine months of fiscal 1999.

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
Revenue related to a single contract comprised 13% of revenue for the first nine months of fiscal
2000 compared to 23% attributable to the same contract for the first nine months of fiscal 1999.
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

DEPENDENCE UPON PERSONNEL: The Company's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. During the last few years, the Company experienced difficulty in attracting new talent due to an increasingly competitive market for qualified personnel. Management believes this effect continues to be attributable to the expanding U.S. economy and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector, and due to the difficulty in recruiting new staff capable of obtaining the necessary security clearance. The
Company has taken steps to bolster its ability to attract and retain staff by opening additional offices in Salt Lake City, Utah and in Hillsboro, Oregon. The Company believes these new offices, in addition to the increased investment made in the Company's human resources activities during fiscal
1999 and 2000, should help in attracting and retaining qualified employees. Failure to do so could have a material adverse effect on the Company's operating results and financial condition.

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

IMPACT OF YEAR 2000: In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the
Company experienced no significant disruptions in mission critical information technology and non-
information technology systems and believes those systems successfully responded to the Year 2000 date change.

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

INVESTMENT IN SUBSIDIARIES: As of May 11, 2000, Applied Signal
Technology, Inc. invested $3,000,000 into each of its two subsidiaries, Transcendent Technologies,
Inc. and eNetSecure, Inc. for a total investment of $6,000,000. There are inherent risks with investing in start-up businesses, however, Applied Signal Technology, Inc. believes in the viability of each subsidiary and that a market does exist for the products offered by these companies. There can be no assurances, however, that such markets exist, if they do exist, and failure to develop the correct products for the appropriate markets could have a material effect on Applied Signal
Technology's operating results and financial condition.

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

Item 5. Other Information

2000 INCENTIVE STOCK OPTION PLAN: During the May 11, 2000 Board Meeting,
the Directors adopted a new incentive stock option plan in order to attract and retain employees. A total of 500,000 shares of common stock are available for grant under the plan. If the plan is not approved by shareholders, the options granted to employees will become non-qualified options.
Directors and officers are excluded from participation in the plan until it is approved by shareholders.

SUBSIDIARY CAPITAL STRUCTURE: As of August 31, 2000, Applied Signal Technology,
Inc. had purchased 30,000,000 shares of common stock in eNetSecure, Inc., and 30,000,000 shares of common stock in Transcendent Technologies, Inc. Each subsidiary has authorized 7,000,000 shares of common stock as incentive stock options for its employees. As of July 28, 2000, eNetSecure, Inc. and
Transcendent Technologies, Inc. had granted incentive stock options of 1,430,000 and 2,185,000, respectively, to its employees.

Item 6. Exhibits and Reports on Form 8-K

Exhibits -- See Index to Exhibits

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended
July 28, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

Applied Signal Technology, Inc.

(Registrant)

Dated: September 8, 2000

By:

/s/ JAMES E. DOYLE

James E. Doyle

 Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

APPLIED SIGNAL TECHNOLOGY

INDEX TO EXHIBITS

Exhibit Number

Description

27.1

Financial Data Schedule