Form 10-K
period 2000-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2001-01-26
CIK 741696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission File Number: 0-21236

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

Securities registered pursuant to Section 12(b) of the Act: Not Applicable.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value.
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [   ]

Aggregate market value of the voting stock held by non-affiliates of the registrant:

      Common Stock, without par value - $51,709,887 as of January 5, 2001.

Number of shares of registrant's common stock outstanding:

      Common Stock, without par value -- 9,304,891 shares as of January 5, 2001.

DOCUMENT INCORPORATED BY REFERENCE

The registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 15, 2001 is incorporated herein by reference in Part III to the extent stated herein.

This Annual Report on Form 10-K consists of 65 pages, including exhibits; the exhibit index is on page 63.

APPLIED SIGNAL TECHNOLOGY, INC.

2000 ANNUAL REPORT ON FORM 10-K

INDEX

Part I

Item 1: Business

Forward-looking statements in this report are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Shareholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained under the caption "Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price," and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission. Actual events and results may differ materially from the Company's current expectations and beliefs.

Description of the Business

Applied Signal Technology, Inc. ("Applied Signal Technology" or "the Company") designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications, predominantly by the United States Government and allied foreign governments. Signal reconnaissance systems are composed of collection equipment and processing equipment. Collection equipment consists of sophisticated receivers that scan the radio frequency (RF) spectrum (cellular telephone, microwave, ship-to-shore, and military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Signal processing equipment, using sophisticated software and hardware, evaluates the characteristics of the collected signals, and selects signals that are likely to contain relevant information. Since inception, the Company has focused its efforts primarily on processing equipment; it also provides specialized collection equipment as well as complete systems.

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

Additionally, the use of established telecommunication technologies has increased throughout the world, and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the radio frequency spectrum. This increase can be seen in the proliferation of facsimile, cellular and digital signal telecommunications equipment, and in the global information network (for example, the Internet) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal reconnaissance equipment capable of collecting and processing an increased volume of signals as well as new types of signals.

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

The Company devotes significant resources toward understanding the United States Government's signal reconnaissance goals, capabilities, and perceived future needs. The Company obtains information about these signal reconnaissance needs through frequent marketing contact between its employees and technical and contracting officials of the United States Government. The Company believes that it has much more marketing contact with customers and potential customers than is customary among its competitors. In addition, the Company invests in research and development (R&D) which it anticipates will enable it to develop signal reconnaissance equipment that meets these needs. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors. (See "Research and Development.")

The Company's signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. The Company believes its products can be readily deployed in a wide variety of circumstances to meet current United States Government signal reconnaissance requirements. The Company designs its products to use advanced circuitry and highly integrated components. This enables the Company to offer products that are smaller, consume less power, and cost customers less when multiple units are built than equipment of similar functionality that uses fewer advanced designs and materials.

Strategy

Applied Signal Technology's objective is to anticipate the needs of the signal reconnaissance marketplace and to invest in research and development in an effort to provide solutions before the Company's competitors. In some cases, this involves the development of equipment to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. The Company's strategy to accomplish its objectives includes the following elements:

Anticipate Marketplace Needs. The Company devotes significant resources in order to understand perceived future telecommunications processing needs. The Company monitors technological and commercial advances in telecommunications to identify advances it believes will create new opportunities. The Company obtains information about marketplace needs through frequent contact with technical and contracting officials of pertinent intelligence community government agencies. In contrast, the Company believes that its competitors often wait until potential customers request competitive proposals for equipment to satisfy specific requirements and then respond to these requests.

Many times, sole-source contracts are granted by the United States Government when a single contractor is deemed to have expertise or technology that is superior to that of competing contractors. Since the Company's inception, a significant portion of its revenues have been from sole- source contracts. The Company believes that the large number of sole-source contracts it obtains demonstrates that it often correctly anticipates marketplace needs. There can be no assurance, however, that the Company will correctly anticipate the marketplace needs in the future.

Invest in Research and Development. The Company invests in research and development it believes will enable it to develop equipment that will satisfy the signal reconnaissance needs of the future. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors. The Company believes its R&D investments often enable it to offer superior products before its competitors.

Develop Flexible Products. The Company develops products that can be used, with or without further modification, to satisfy the needs of a variety of customers. The Company uses its prior product development efforts to offer customers cost-effective solutions and to offer these solutions promptly. The Company believes that custom equipment developed by many of the Company's competitors generally cannot be as readily deployed in as wide a variety of circumstances as Applied Signal Technology's products.

Develop Highly Integrated Products. The Company designs its products to use advanced circuitry and highly integrated components. This enables the Company to offer products that are smaller, consume less power, and cost customers less when multiple units are built than equipment of similar functionality that uses fewer advanced designs and materials. The lower cost of many of the Company's products appeals to customers with budget constraints, and the smaller size and low power consumption of many of the Company's products appeal to customers with physical installation constraints.

Focus on Signal Processing. Since inception, the Company has focused much of its attention on developing signal processing equipment. The Company believes that there have been and will continue to be opportunities to develop specialized signal processing equipment to satisfy emerging technological requirements.

Increase Penetration and Broaden Customer Base. The Company believes that its current customers offer opportunities for sales growth, both in terms of additional units of developed products and the development of new products and, accordingly, directs much of its marketing efforts toward these customers in order to increase the Company's penetration of these markets. More recently, the Company has been attempting to broaden its customer base by increasing marketing efforts toward military signal reconnaissance and evaluating local law enforcement opportunities.

Products

Applied Signal Technology's products consist of signal collection and processing equipment that uses software and hardware developed by the Company over many years of performing development contracts to provide signal reconnaissance equipment to the United States Government. This software and hardware enables the Company's processing equipment to evaluate large numbers of radio frequency signals and to select the relatively small proportion that contain information likely to be useful in the signal reconnaissance programs of the United States Government.

The Company offers a variety of signal reconnaissance products that can be categorized as follows:

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

Wideband Processors. These processors "clean" telecommunication signals for further processing by VGC processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortion these processors correct are multipath interference (caused by the reception of a signal and its reflections) and cochannel interference (caused by the reception of multiple interfering signals). Commercial telecommunications companies overcome these distortions with careful alignment and tuning which requires interruption of the telecommunication signals. The Company's wideband processors perform this alignment independently and automatically by adjusting processing parameters using proprietary adaptive algorithms that let the processors "learn" how to process the incoming signals. One of the Company's wideband processors processes signals that carry thousands of VGCs in a digital format which is rapidly being proliferated throughout the world and is particularly susceptible to distortions. The Company's wideband processors currently range in price from approximately $80,000 to approximately $150,000.

Processing Systems. Although the Company has emphasized subsystem or "product" development since its inception, it has also developed and delivered signal processing systems in situations where the capabilities of its products have enabled it to obtain a system development contract on a sole-source basis from the United States Government. The Company's two largest system installations for which the Company developed custom systems software integrated a number of the Company's standard VGC processors that were developed to exacting United States Government software and documentation standards. Pricing for processing systems can vary widely depending on the system requirements. Prices may range from $100,000 to millions of dollars.

Collection Products. The Company offers a limited number of signal collection products designed to complement certain of the Company's processing products. The Company's collection products include a low-cost, small-sized receiver that collects very complex signaling formats, and a receiver that overcomes cochannel interference and certain forms of multipath interference by optimizing multiple antenna inputs. The Company's collection products currently range in price from approximately $20,000 to approximately $60,000.

Subsidiaries

The Company believes that its products have commercial applications. Accordingly, in order to focus on the commercial sales of its products, Applied Signal Technology formed two new wholly owned subsidiary corporations, Transcendent Technologies, Inc. ("Transcendent Technologies") and eNetSecure, Inc. ("eNetSecure"), during the second quarter of fiscal year 2000.

Transcendent Technologies, Inc.

The volume of data transferred and made available to individuals is growing rapidly worldwide. Given the increasing constraints on satellite bandwidth and wireless spectrum availability, satellite service providers are confronted with the constant demands of finding more sophisticated ways to provide reliable signal quality to their customers while meeting increasing capacity demands. As wireless transport becomes an important part of the global information network by providing "last mile" connectivity, the need to provide bandwidth efficient communications techniques, as well as effectively manage these networks, only becomes more critical to the service providers' success. This trend dictates maximum efficiency of frequency spectrum usage by the commercial telecommunications companies. The spectrum usage is especially critical in the band-limited radio frequency (RF) environment that personal communications systems (for example, cellular systems) and communication satellite systems utilize. As these systems attempt to maximize this usage, there is an increasingly higher probability that data transfer will be impaired. This led Applied Signal Technology and Transcendent Technologies to believe that there will be a demand for sophisticated network management and spectrum monitoring systems designed to enhance the quality of satellite and terrestrial wireless communications.

eNetSecure, Inc.

As the world becomes more reliant upon data transfer and data access for its day-to-day activities (that is, e-commerce), it also becomes more vulnerable to unauthorized data access or manipulation, as well as data handling policy violations. This creates a need for a high degree of information assurance. This information assurance must be performed without impact upon the data transfer.

Applied Signal Technology believes that some of the intellectual property it has developed for signal reconnaissance positions eNetSecure to develop and market intrusion detection technology. In particular, the voice grade channel processor technology developed over the years by the parent company directly lends itself to passive network monitoring for both intrusion detection and policy enforcement.

eNetSecure is positioning itself to be both an information assurance service provider, as well as an equipment vendor providing passive monitoring of data networks to detect unauthorized system entry for the purpose of altering or pirating data. By being an information assurance managed service provider, eNetSecure anticipates satisfying the needs of small enterprises that cannot justify investment in their own "24/7" information assurance capability. By offering the ICEMON™ product as an off-the-shelf passive monitoring device, eNetSecure provides the telephone intrusion detection and monitoring needs for large enterprises.

Customers, Contracts, and Marketing

Customers

To date, purchases by the United States Government have accounted for almost all of Applied Signal Technology's revenues. Most of the Company's revenues have come from contracts directly with the United States Government. The Company also has subcontracts under which it supplies products or services to prime contractors that have contracts with the United States Government. Subcontract revenues accounted for approximately 36%, 46%, and 34% of the Company's revenues for its fiscal years 2000, 1999, and 1998, respectively. In addition, the Company occasionally sells small quantities of equipment to foreign governments. Foreign revenues have accounted for approximately 5%, 5%, and 9% of the Company's revenues in fiscal years 2000, 1999, and 1998, respectively.

The Company's United States Government customers consist of approximately six military and intelligence agencies with signal reconnaissance needs. Within the six major customers, the Company has contracts with approximately 20 different offices, each with separate budgets and contracting authority. The Company's largest contract accounted for 12%, 21%, and 18% of the Company's revenues in fiscal years 2000, 1999, and 1998, respectively.

Two intelligence agencies accounted for approximately 41% and 37%, respectively, of revenues in fiscal year 2000; approximately 42% and 34%, respectively, of revenues in fiscal year 1999; and approximately 45% and 28%, respectively, of revenues in fiscal year 1998.

Contracts

Most of Applied Signal Technology's business is conducted under contracts that include United States Government security requirements. The Company's contracts with United States Government agencies can be categorized in several ways.

Sole-source contracts are awarded by the United States Government when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. Potential suppliers compete informally for sole-source contracts through R&D investment and marketing efforts. This competition requires a contractor to identify the United States Government's requirements early and invest in developing potential solutions so that the contractor can demonstrate a distinguishing expertise or technology promptly after the United States Government has identified a signal reconnaissance requirement.

Competitive-bid contracts are awarded after a formal bid and proposal competition among suppliers, and sole-source contracts are awarded without a formal competition. During fiscal years 2000, 1999, and 1998, approximately 71%, 59%, and 62%, respectively, of the Company's revenues were from sole-source contracts, and approximately 29%, 41%, and 38%, respectively, were from competitive-bid contracts.

Competitive-bid contracts are awarded based on objective proposal evaluation criteria established by the procuring agency. Interested contractors prepare a bid and proposal that responds to the agency's request for proposal. A bid and proposal is usually prepared in a short period of time (for example, 45 days) in response to a deadline, and requires the extensive involvement of numerous technical and administrative personnel.

Competitive-bid or sole-source contracts can be either fixed- price contracts, pursuant to which the Company agrees to deliver equipment for a fixed price and assumes the risk of cost overruns, or cost-reimbursement contracts, pursuant to which the Company is reimbursed for its direct and indirect costs and paid a negotiated profit. During fiscal year 2000, approximately 41% of the Company's revenues were from fixed-price contracts and approximately 59% were from cost-reimbursement contracts. During fiscal year 1999, approximately 45% of the Company's revenues were from fixed-price contracts and approximately 55% were from cost-reimbursement contracts. During fiscal year 1998, approximately 46% of the Company's revenues were from fixed- price contracts and approximately 54% were from cost-reimbursement contracts.

Most of the Company's fixed-price contracts are for the manufacture of multiple units of its products, rather than the development of new products. The Company believes that the risk of cost overruns is much less in the case of fixed-price manufacturing contracts, where the product already has been developed and at least a prototype made, than in the case of fixed- price development contracts.

The Company is subject to price redetermination on certain fixed-price U.S. Government contracts if it is determined that the Company did not price its products and services consistent with the requirements of the Federal Acquisition Regulations. As of October 31, 2000, the Company has not had a material claim sustained against it for noncompliance.

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

Marketing

Applied Signal Technology's primary marketing efforts consist of personal contact between technical representatives of customers and potential customers and technical personnel of the Company. The Company involves all technically qualified staff members in its marketing program. The Company believes it is extremely important to have technically knowledgeable staff make marketing contacts since an initial system concept is often developed during the first such contact. The Company believes that it has much more marketing contact with customers and potential customers than is generally customary among its competitors, and that this contact enables the Company to anticipate signal reconnaissance needs, thereby giving the Company a potential advantage over its competitors.

In addition to its primary technical marketing, the Company also conducts marketing activities designed to increase its visibility with existing and potential customers. Each year, the Company conducts two equipment shows in the Washington, D.C. area, demonstrating the operation of many of its signal reconnaissance products. The Company uses direct mail and magazine advertising from time to time to inform potential customers of available products. The Company also produces a signal reconnaissance product summary catalog and a quarterly technical newsletter for direct mailing. The Company's mailing list includes contacts at private sector companies that may purchase the Company's products for their own use or for inclusion in systems they are developing, as well as, contacts at United States Government agencies that buy products but do not contract for development efforts.

Backlog

Applied Signal Technology's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $34.6 million, $64.9 million, and $49.4 million at October 31, 2000, 1999, and 1998, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. The Company includes a contract in backlog when the contract is signed by both the Company and the customer. The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in its contracts. (See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations-Backlog.")

Research and Development

Applied Signal Technology conducts research and development (R&D) pursuant to United States Government R&D contracts and as part of its own R&D program. During fiscal year 2000, Applied Signal Technology's R&D program was funded by the billing rates charged to its customers.

The Company's R&D expenditures as a percentage of revenues in fiscal years 2000, 1999, and 1998 were 16.2%, 11.2%, and 11.1%, respectively. Research and development conducted by the Company was approximately $17.0 million for fiscal year 2000, approximately $12.9 million for fiscal year 1999, and approximately $12.2 million for fiscal year 1998. The Company's subsidiaries incurred approximately $1.2 million of research and development expenses during fiscal 2000. The Company believes that its investment in R&D provides it with a significant competitive advantage.

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

Company Divisions

Applied Signal Technology is organized into a Technical Operations Group and a Finance Division. The Technical Operations Group has five divisions. Four of these divisions-Communication Systems, Multichannel Systems, Personal Communications Systems, and the East Coast Division-are engineering divisions, which are primarily responsible for conducting all R&D activities, as well as, the initial development of products. The fifth division is the Operations Division, which is primarily responsible for manufacturing multiple units of products. All divisions work together to ensure that production-related issues such as manufacturability, reliability, and maintainability are addressed from initial product definition through final product shipment. The Company's technical staff includes personnel with systems development expertise, which the Company applies not only to systems development but also to its product development in order to ensure the compatibility of its products with a variety of system requirements. As of January 5, 2001, there were 270 employees in the engineering divisions and 118 employees in the Operations Division. (See "Employees.")

Engineering

The engineering divisions are responsible for all R&D. The Company's R&D activities include both United States Government R&D contracts and the Company's R&D projects. The engineering division activities are directed toward developing products that will ultimately be produced by the Operations Division. The engineering divisions work in conjunction with the Operations Division to assure that the development efforts will culminate in a product that is able to be manufactured efficiently in quantity.

In addition to corporate headquarters in Sunnyvale, California, the Company maintains engineering offices in Herndon, Virginia; Annapolis Junction, Maryland; Salt Lake City, Utah; and Hillsboro, Oregon. As of January 5, 2001 there were 73 employees in these locations. Most of the personnel staffing these offices are technical personnel and, in addition to marketing activities, are involved in R&D and customer support (for example, installation, training, and troubleshooting).

Operations

The Operations Division is responsible for manufacturing multiple units of products. By combining engineering and production expertise within the Operations Division, the Company believes it is able to maximize manufacturing efficiency and, therefore, reduce overall production costs. Operations manufactures products using batch production methods. The division achieves labor efficiency by extensive cross-training of its personnel, which permits these personnel to participate in the production of all of the Company's products. The division is also responsible for managing the Company's purchases of goods and services, including third-party manufacturing and assembly services. (See "Suppliers.")

Suppliers

Applied Signal Technology uses suppliers in order to obtain quality goods and services without incurring the costs of providing those goods and services in-house. The Company purchases from suppliers nearly all circuit boards, integrated circuits, and other components used in its products. In addition, the Company contracts with suppliers to assemble some of its products. The Company's reliance on suppliers involves several risks, including the possibility of a shortage of certain key components and assemblies and reduced control over delivery schedules, manufacturing yields, quality, and costs. If the Company experiences significant availability or quality control problems in the future, its operating results could be adversely affected.

Although the Company procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of the Company's products contain critical components like single-board computers available solely from Motorola, Inc. and Force Computers, Inc. and field programmable gate arrays available solely from Xilinx, Inc. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers, or would require the Company to re- engineer its products, or both, which could delay the Company's shipment of its products and could have a material adverse effect on the Company's financial condition and operating results.

Competition

The telecommunication signal processing equipment market is highly competitive and Applied Signal Technology expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. The Company's current competitors include L-3 Communications Corporation; Boeing-North America; E- Systems, Inc. (a subsidiary of Raytheon Corporation); General Dynamics Corporation; Harris Corporation; Lockheed Martin Corporation; Motorola Government Electronics Group (a subsidiary of Motorola, Inc.); and TRW, Inc. Substantial competition could have a material adverse effect on the Company's financial condition and operating results.

The competition for competitive-bid contracts differs from the competition for sole-source contracts. Companies competing for competitive- bid contracts prepare bids and proposals in response to either a commercial or government request and typically compete on price. Potential suppliers compete informally for sole-source contracts through R&D investment and marketing efforts. Companies competing for sole-source contracts attempt to identify the customer's requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the customer has identified a signal-processing requirement. The principal factors of competition for sole-source contracts include-investments in R&D; the ability to respond to government needs promptly; and, product price relative to performance, quality, and customer support. The Company believes that it competes favorably on each of these factors.

Proprietary Rights

The United States Government has rights to most of the technology developed by Applied Signal Technology under government contracts, including rights to permit other companies, including the Company's competitors, to use this technology to develop products for the United States Government. The Company is not aware that the United States Government has exercised these rights.

The Company has filed patent applications for certain of its technologies. As of October 31, 2000, the Company has two patents. The Company believes that given the rapidly changing nature of signal collection and processing technology, its future success will depend primarily upon the technical competence and creative skills of its personnel. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate.

Although the Company does not believe, and has not received notice that it is infringing upon the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company. In the event any third party made a valid claim against the Company and a license was not made available to the Company on commercially reasonable terms, this could have a material adverse effect on the Company's financial condition and operating results.

Government Regulations

Many of Applied Signal Technology's operations are subject to compliance with regulatory requirements of federal, state, and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety, and protection of the environment. While compliance with applicable regulations has not adversely affected the Company's operations in the past, there can be no assurance that the Company will continue to be in compliance in the future or that these regulations will not change.

In particular, the Company must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement or contracting obligations or security obligations could result in penalties or suspension of the Company from government contracting, which would have a material adverse effect on the Company's financial condition and operating results. (See Item 1: "Business-Customers, Contracts, and Marketing.")

Employees

As of January 5, 2001, Applied Signal Technology had approximately 528 full-time employees, 135 of whom hold advanced technical degrees (master and/or doctoral degrees), including 13 with doctoral degrees.

The Company's business requires that a large number of its technical employees obtain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in signal reconnaissance marketing require the appropriate clearances to meet with government technical representatives and discuss the government's needs. The Company has a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 73% of the Company's staff have security clearances. The success of the Company is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom could adversely affect the Company's business. Such personnel are in great demand and limited supply.

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

As of January 5, 2001, eNetSecure had approximately 28 full- time employees, 6 of whom hold advanced technical degrees (masters degrees).

As of January 5, 2001, Transcendent Technologies had approximately 25 full-time employees, 8 of whom hold advanced technical degrees (masters and/or doctoral degrees), including 2 with doctoral degrees.

On a consolidated basis, as of January 5, 2001, the Company had approximately 581 full-time employees, 149 of whom hold advanced technical degrees (master and/or doctoral degrees), including 15 with doctoral degrees.

Summary of Business Considerations and Certain Factors That May Affect Future Operating Results and/or Stock Price

Applied Signal Technology's future operating results and stock price may be subject to volatility, particularly on a quarterly basis, due to the following:

Customer Concentration. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of Applied Signal Technology's revenues. Future reductions in United States Government spending on signal reconnaissance and communications equipment or future changes in the kind of signal reconnaissance and communications products or services required by the United States Government agencies, could limit demand for the Company's products, which would have a material adverse effect on the Company's operating results and financial condition.

Also, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of spending on signal reconnaissance and communications equipment by the defense and intelligence agencies that have historically been the Company's major customers. The Company believes that the United States Government may compensate for reductions in spending by these agencies with increases in spending for signal reconnaissance and communications equipment by other Government agencies. However, the Company's contacts with other Government agencies are not as strong as they are with the agencies with which it has historically dealt. There is no assurance that any reduction in spending by the agencies with which the Company has historically dealt will be offset by other United States Government agencies, and even if other agencies increase spending for signal reconnaissance and communications equipment there is no assurance that the Company will secure the same amount of work from such other agencies. As a result, demand for the Company's products could decline, which would have a material adverse effect on the Company's operating results and financial condition.

In addition, as a supplier of these agencies, the Company must comply with numerous regulations, including regulations governing security and contracting practices. Failure to comply with these regulations could disqualify the Company as a supplier of these agencies, which would have a material adverse effect on the Company's operating results and financial condition.

Revenue Concentration. Due to the award of certain larger contracts, Applied Signal Technology has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 12% of revenues for fiscal 2000. This compares to 21% and 18% attributable to the same contract in fiscal 1999 and 1998, respectively. It is anticipated that this contract will complete by the middle of fiscal year 2001 and should decline as a percentage of fiscal 2001 revenues. This contract may be terminated at the sole discretion of the United States Government. If this contract or other large contracts of the Company were terminated, this could have a material adverse effect on the Company's future operating results and financial condition.

Competition. The telecommunication signal processing market is highly competitive and Applied Signal Technology expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company's future operating results and financial condition.

Dependence Upon Personnel. Applied Signal Technology's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. During the last few years, the Company experienced difficulty in attracting new talent due to an increasingly competitive market for qualified personnel. Management believes this effect continues to be attributable to the expanding U.S. economy, and, in particular, the local California economy where the Company must compete for new talent in the rapidly expanding telecommunications sector, and due to the difficulty in recruiting new staff capable of obtaining the necessary security clearance. (See "Employees.") The Company maintains offices in Annapolis Junction, Maryland; Herndon, Virginia; Hillsboro, Oregon; and Salt Lake City, Utah, providing it the ability to attract and retain qualified personnel in areas outside of California. The Company believes these offices, in addition to the increased investment made in the Company's engineering staff during fiscal 2000, should allow it to successfully attract and retain qualified employees. Failure to do so could have a material adverse effect on the Company's operating results and financial condition.

Risk of Fixed Price and Contract Terminations. A significant portion of Applied Signal Technology's revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies, or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company's future results of operations and financial condition.

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

Potential Fluctuations in Quarterly Results and Market Volatility. Applied Signal Technology has experienced significant fluctuations in operating results from quarter to quarter and expects that it will continue to experience such fluctuations in the future. These fluctuations are caused by, among other factors, conditions inherent in government contracting and the Company's business, such as the timing of cost and expense recognition for contracts and the United States Government contracting and budget cycles. Fluctuations in quarterly results, shortfalls in revenues or earnings from levels forecast by securities analysts, changes in estimates by analysts, competition, or announcements of extraordinary events such as acquisitions or litigation may cause the price of the Company's common stock to fluctuate substantially. In addition, there can be no assurance that an active trading market will be sustained for the Company's common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have been unrelated or disproportionately related to the operating performance of such companies. These fluctuations as well as general economic and market conditions may adversely affect the future market price of the Company's common stock.

Rapid Technological Change. The market for Applied Signal Technology products is characterized by rapidly changing technology. The Company believes that it has been successful to date in identifying certain signal reconnaissance and industrial marketplace needs early, investing in research and development to meet these needs, and delivering products before the Company's competitors. The Company believes that its future success will depend upon continuing to develop and introduce, in a timely manner, products capable of collecting or processing new types of telecommunications signals. There can be no assurance that the Company will be able to develop and market new products successfully in the future or respond effectively to technological changes, such as data encryption technology and others, or that new products introduced by others will not render the Company's products or technologies noncompetitive or obsolete.

Dependence Upon Certain Suppliers. Although Applied Signal Technology procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of the Company's products contain critical components like single board computers available solely from Motorola and Force Computers, and field programmable gate arrays available solely from Xilinx, Inc. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require the Company to re-engineer its products, or both, which could delay the Company's shipment of its products and could have a material adverse effect on the Company's operating results and financial condition.

Business Disruption. Applied Signal Technology's corporate headquarters, including most of its research and development operations and production facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant earthquake could materially affect operating results. The Company is not insured for most losses and business interruptions of this kind.

California's current energy crisis could present a risk to the Company if significant power outages or repeated power outages were to occur. Such power disruptions could have a material adverse impact on the Company's business operations. The Company is not insured against such power disruptions. To date, the Company has not experienced any significant or repeated power disruptions that have had a material impact on its business operations.

Year 2000 (Y2K) Risks. Applied Signal Technology has implemented a program over the last two and a half years to define and minimize risks related to transitioning to the year 2000 and beyond. The program and associated risk assessment was segregated into three main areas: 1) Product Readiness Program, 2) Internal Infrastructure Readiness Program, and 3) Business Partners Readiness Program. For each of the three areas, the Company systematically performed risk assessments, conducted tests, and implemented remediation activities.

The Company's efforts in this area have been successful to date. The Company has transitioned all of its systems to the new millennium without experiencing significant problems in any of its product, infrastructure, or business partner programs.

Further, the Company believes it has identified, tested, and developed a plan to handle all known Year 2000 concerns in accordance with its contractual obligations and operational requirements. Thus, management believes that the risk related to future exposure of Year 2000 issues is minimal.

All costs related to Year 2000 readiness have been borne by the Company and recovered in the product prices and therefore have not had a material impact on its operating results.

Investment in Subsidiaries. During fiscal 2000, Applied Signal Technology created two wholly owned subsidiary corporations, eNetSecure and Transcendent Technologies. Each subsidiary was funded $3,000,000 plus the necessary intellectual property and capital equipment.

By the middle of December 2000, eNetSecure had expended all its cash reserves. Applied Signal Technology's Board of Directors approved a $1,000,000 loan to eNetSecure. The loan will mature in December 2001. As a condition to the extension of the loan, eNetSecure issued a warrant to Applied Signal Technology for the purchase of 500,000 shares of common stock of eNetSecure at a price of two dollars per share, which will be exercisable until the earlier of ten years from their date of issuance or the occurrence of a liquidity event with respect to eNetSecure. This loan is expected to fund eNetSecure through January 2001.

On January 25, 2001, Applied Signal Technology's Board of Directors approved up to $1,000,000 of additional funding to eNetSecure. The additional financing is expected to fund eNetSecure to approximately the middle of March 2001.

The inability of either eNetSecure or Transcendent Technologies to secure adequate financing during fiscal 2001 could have an adverse material impact on either firm's ability to continue operations during fiscal 2001.

There are inherent risks with investing in start-up businesses; however, Applied Signal Technology believes that a market does exist for the products offered by these companies. There can be no assurances, however, that such markets exist. Even if they do exist, the failure to develop the correct products for the appropriate markets could have a material adverse effect on Applied Signal Technology's operating results and financial condition.

Potential Impact of the Fiscal 2001 Indirect Rate Proposal. At the beginning of each fiscal year, the Company submits a proposal to the Defense Contract Audit Agency (DCAA) to establish the indirect rates that will be applied to the Company's contracts with the United States Government during the fiscal year. The Company recently submitted its fiscal 2001 indirect rate proposal that includes a proposed maximum contribution by the Company to help reduce its fiscal 2001 indirect rates. If the proposal is accepted and the Company contributes the maximum proposed amount, there will be a material impact to the Company's profitability and cash reserves. In the event the maximum contribution is made, the Company believes that it will incur a loss for fiscal 2001 but will still maintain adequate cash balances to continue operations.

Even though management will take what it believes to be the necessary actions to generate revenues and control costs, there can be no assurances that the Company will generate the revenues necessary to avoid further increases in its indirect rates. Failure to generate the necessary revenues or control costs could have a material adverse effect on the Company's future operating results and financial condition.

Delays in the Receipt of Engineering Contracts. The Company believes it has experienced continued delays in the receipt of certain engineering development contracts. While the Company is working closely with its customers to try and capture what it believes to be sole-source orders, continued delays in the receipt of such orders could have a material adverse impact on the Company's financial condition and operating results.

Item 2: Properties

The Company's corporate offices, located in Sunnyvale, California, also serve as its primary research and development, engineering, production, marketing, and administrative center. The Company leases seven buildings of approximately 400,751 square feet under a lease whose term expires in March 2012. The Company has committed to an eighth building of approximately 58,000 square feet. The building is under construction as of January 2001 with occupancy anticipated in November 2001.

The Company is in the process of subleasing one of its Sunnyvale buildings of approximately 52,364 square feet. It is anticipated that this building will be sublet on or about March 1, 2001 for a period of 30 months.

In addition, the Company maintains four offices within the United States for small development, marketing, and administrative functions. The Company leases the following properties: 29,121 square feet of a 90,000- square-foot building in Annapolis Junction, Maryland (lease expires April 2004); a 15,520-square-foot building in Herndon, Virginia (lease expires January 2006); 11,000 square feet of a 40,000-square-foot building in Hillsboro, Oregon (lease expires October 2004); and 9,500 square feet of a 23,300-square-foot building in Salt Lake City, Utah (lease expires April 2004). In September 2000, the Company signed an amendment to the Salt Lake City lease adding approximately 4,976 square feet to the lease. The term of the amendment is co-terminus with the lease.

The Company's business requires that it maintain a facility clearance, sponsored and approved by the United States Government, at each of its offices. This approval could be suspended or revoked if the Company is found not to have complied with security regulations applicable to such facilities. Any revocation or suspension of such approval that materially delayed the Company's delivery of its products to customers would materially adversely affect the Company's results of operations. Although the Company has adopted policies directed at assuring its compliance with relevant regulations, there can be no assurance that the approved status of the Company's facilities will continue without interruption.

Item 3: Legal Proceedings

The Company, from time to time, is engaged in various legal actions including, but not limited to, wrongful termination allegations, governmental agency investigations, and employee discrimination allegations. The Company believes that these legal actions will not, either individually or in aggregate, have a material adverse effect on the operating results or financial condition of the Company.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

Executive Officers of Registrant

As of January 5, 2001, set forth below is certain information with respect to age and background for each of the executive officers of the Company:
Name	Age	Position
Gary L. Yancey	55	President, CEO, and Chairman of the Board
James E. Doyle	45	Vice President-Finance, Chief Financial Officer
Bani M. Scribner, Jr.	56	Executive Vice President, General Manager- Technical Operations Group
Richard Gooch	44	Vice President-Personal Communications Systems Division
Al Ovadia	60	Vice President-Multichannel Systems Division
Kenway Wong	51	Vice President-Communication Systems Division

Gary L. Yancey, a co-founder of the Company, has served the Company as President, CEO, and Chairman of the Board since the Company's incorporation in January 1984. Prior to co-founding the Company, he was employed for 10 years by ARGOSystems, a manufacturer of electronic reconnaissance systems.

James E. Doyle joined the Company in September 1991 as a Senior Contracts Administrator and was promoted to Department Manager in November 1991. In March 2000, he was elected Vice President of Finance and Chief Financial Officer.

Bani M. Scribner, Jr., joined the Company in 1992 as senior staff reporting to the President. In November 1996, he was elected Vice President of the Strategic Systems Division. In 1999, he was elected Executive Vice President and General Manager of the Technical Operations Group.

Richard Gooch joined the Company in May 1985 as an engineer and was promoted to Department Manager in 1989. In November 1999, he was elected Vice President of the Personal Communications Systems Division.

Al Ovadia joined the Company in April 1993 as a senior engineer and was promoted to Department Manager in 1994. In November 1999, he was elected Vice President of the Multichannel Systems Division.

Kenway Wong joined the Company in 1988 as a senior engineer. He was promoted to Department Manager in 1989, and Division Director in 1994. In November 1997, he was elected Vice President of the Communication Systems Division.

Part II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

Selected Common Stock Data

Applied Signal Technology Common Stock was first offered to the public on March 26, 1993. Since the initial public offering, the stock has been traded on the Nasdaq National Market under the symbol "APSG." As of January 5, 2001, the Company had approximately 546 shareholders of record. The following table sets forth the range of high, low, and closing sale prices for the Company's Common Stock over the eight quarters ending October 31, 2000. The "last" price per share in the table represents the closing price on the last trading day of the quarter. The quotations represent inter-dealer quotations, without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.
	High	Low	Last	Share Volume in 000s
Fiscal Year ended October 31, 1999
First quarter	$14.18	$9.00	$9.50	2,757.8
Second quarter	$9.75	$5.00	$6.50	3,686.8
Third quarter	$11.00	$6.38	$10.31	1,743.1
Fourth quarter	$10.63	$8.75	$9.81	1,063.7
Fiscal Year ended October 31, 2000
First quarter	$16.38	$9.13	$14.19	3,758.7
Second quarter	$29.75	$10.75	$13.50	15,911.3
Third quarter	$15.75	$8.44	$10.00	3,278.8
Fourth quarter	$10.75	$6.63	$7.00	2,369.7

In the third quarter of fiscal 2000, the Board of Directors declared a $0.25 per share dividend, payable over four quarters at the rate of $0.0625 per share per quarter. Payments are made to shareholders of record at July 28, 2000; October 31, 2000; January 26, 2001; and April 27, 2001 during the month following the record date. During fiscal year 2000, the Company paid dividends of $2,177,612. The Company plans to continue its dividend program; however, dividend payments beyond those authorized by the Board of Directors are contingent upon future earnings, capital investment requirements, strategic initiatives, and the Company's financial condition.

Nasdaq Market Makers

As of December 31, 2000, the following firms were registered market makers of the Company's Common Stock on the Nasdaq National Market: Herzog, Heine, Geduld, Inc.; Schwab Capital Markets; Sherwood Securities Corp.; Spear, Leeds & Kellogg; Knight Securities L.P.; SG Cowen Securities; Fleet Trading/Div Fleet Secs.; Island System Corporation; RED|Book ECN LLC.; The Brass Utility, L.L.C.; Pacific Growth Equities; Instinet Corporation; and Archipelago, L.L.C.

Item 6: Selected Consolidated Financial Data

All data is in thousands except per share data.

Summary of Operations:	Year Ended October 31,
	2000	1999	1998	1997	1996
Revenues from contracts	$104,595	$115,541	$110,087	$96,259	$77,410
Operating expenses:
Contract costs	64,000	70,109	67,840	60,404	53,333
Research and development	16,970	12,913	12,208	10,137	9,380
General and administrative	20,055	17,245	14,262	13,642	11,954
Total operating expenses	101,025	100,267	94,310	84,183	74,667
Operating income	3,570	15,274	15,777	12,076	2,743
Interest income/(expense), net	1,084	672	584	190	49
Income before provision for income taxes	4,654	15,946	16,361	12,266	2,792
Provision for income taxes	977	6,059	6,217	4,600	977
Net income	$3,677	$9,887	$10,144	$7,666	$1,815
Earnings per Share:
Basic	$0.42	$1.17	$1.20	$0.94	$0.23
Diluted	$0.41	$1.14	$1.15	$0.91	$0.23
Average Shares:
Basic	8,802	8,433	8,468	8,128	7,754
Diluted	9,041	8,696	8,859	8,435	7,919
Financial Position at End of Fiscal Year:	2000	1999	1998	1997	1996
Working capital	$48,258	$45,009	$39,716	$34,936	$26,477
Total assets	85,149	84,034	72,463	64,161	52,103
Retained earnings	47,968	46,504	37,711	27,569	19,866
Shareholders' equity	70,757	64,433	56,866	49,766	39,965
Book value per common share	$7.81	$7.63	$6.77	$5.96	$5.08

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Applied Signal Technology designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunications signals. This equipment is used for reconnaissance of foreign telecommunications, predominantly by the United States Government and allied foreign governments. Commercial applications, performed by the Company's subsidiaries, include spectrum monitoring equipment for commercial communication satellite systems and data intrusion detection equipment for data network protection.

Signal reconnaissance systems are composed of collection equipment and processing equipment. Signal collection equipment consists of sophisticated receivers that scan the radio frequency (RF) spectrum (cellular telephone, microwave, ship-to-shore, military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Processing equipment, using sophisticated software and hardware, evaluates the characteristics of collected signals and selects those signals likely to contain relevant information.

Since its inception, the Company has focused its efforts primarily on processing equipment; it also provides specialized collection equipment as well as complete signal processing systems. The Company's business involves risks and uncertainties, including, without limitation, those contained in this report in "Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Prices."

The Company's revenues are primarily generated from sales of its products and services to two agencies of the United States Government. The two agencies accounted for 41% and 37%, respectively, of revenues in fiscal 2000. In fiscal 1999, the two agencies accounted for 42% and 34%, respectively, of revenues, and in fiscal 1998, the percentages of revenues derived from these two agencies were 45% and 28%, respectively.

The Company's revenues are derived from either fixed-price contracts, which provide that the Company performs a contract for a fixed-price and assumes the risk of any cost overruns, or cost-reimbursement contracts, which provide that the Company receives the direct and indirect costs of performance plus a negotiated profit. In fiscal 2000, 1999, and 1998, approximately 41%, 45%, and 46%, respectively, of the Company's revenues were derived from fixed-price contracts. In fiscal 2000, 1999, and 1998, approximately 59%, 55%, and 54%, respectively, of the Company's revenues were derived from cost-reimbursement contracts.

Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by the Company, and could have a material adverse effect on the Company's results of operations and financial condition.

In accounting for cost-reimbursement contracts, all costs are charged to operations as incurred (including allowable administrative expenses), and revenues are recognized based on costs incurred plus estimated fee rates at the date of evaluation. In accounting for fixed-price contracts, revenue is recognized using the percent complete method which is substantially the same as that used for cost-reimbursement contracts described above.

All costs are charged to operations as incurred (including allowable administrative expenses), and revenues are recognized based on estimated costs and profits at completion on a contract-by-contract basis. Losses on any individual contracts are provided for at the time they become known. (See Note 1 to Financial Statements.)

During fiscal 2000, Applied Signal Technology, created two wholly owned subsidiary corporations to focus on commercial applications of its intellectual property.

eNetSecure is positioning itself to be both an information assurance service provider as well as an equipment vendor providing passive monitoring of data networks to detect unauthorized system entry for the purpose of altering or pirating data. By being an information assurance managed service provider, eNetSecure anticipates satisfying the needs of small enterprises that cannot justify investment in their own "24/7" information assurance capability. By offering the ICEMON™ product as an off-the-shelf passive monitoring device, eNetSecure can satisfy an aspect of the information assurance needs of large enterprises.

Transcendent Technologies designs, develops, and supports sophisticated network management and spectrum monitoring systems designed to enhance the quality of satellite and terrestrial wireless communications.

The Company's Board of Directors voted to fund each subsidiary $1,000,000, effective the beginning of May 2000. The Board also approved the transfer of intellectual property developed by the Company and capital equipment to each subsidiary. Applied Signal Technology has subleased office space to each of the subsidiaries at rates equal to those paid by Applied Signal Technology under its leases, which Applied Signal Technology believes are below current market rates. In addition, Applied Signal Technology has guaranteed long-term equipment leases for eNetSecure totaling approximately $481,000. In the third quarter of fiscal year 2000, the Board of Directors approved funding each subsidiary an additional $2,000,000 for a total investment of $6,000,000. As of October 31, 2000, neither subsidiary had generated any revenues. As of October 31, 2000, the cash balances in eNetSecure and Transcendent Technologies were approximately $1.2 million and approximately $1.7 million, respectively.

By the middle of December 2000, eNetSecure, had expended all its cash reserves. Applied Signal Technology's Board of Directors approved a $1,000,000 loan to eNetSecure. The loan will mature in December 2001. As a condition to the extension of the eNetSecure loan, eNetSecure issued a warrant to Applied Signal Technology for the purchase of 500,000 shares of common stock of eNetSecure at a price of two dollars per share, which will be exercisable until the earlier of ten years from their date of issuance or the occurrence of a liquidity event with respect to eNetSecure. The loan is expected to fund eNetSecure through January 2001.

On January 25, 2001, Applied Signal Technology's Board of Directors approved up to $1,000,000 of additional funding to eNetSecure. The additional financing is expected to fund eNetSecure to approximately the middle of March 2001.

Applied Signal Technology currently owns 100% of the outstanding capital stock of each subsidiary. However, certain employees of the subsidiaries have been granted stock options for the subsidiaries' common stock. Additionally, each subsidiary is in the process of seeking third-party funding and expects that if such funding is secured they would have to issue a significant amount of common stock in connection with such funding.

Applied Signal Technology believes that it cannot adequately finance both subsidiaries throughout all of fiscal 2001. There is no assurance that either subsidiary will secure the requisite funding or that either will be successful in obtaining customers or selling its services. The inability of either subsidiary to secure adequate financing during fiscal 2001 could have a material adverse impact on either firm's ability to continue operations. (See "Analysis of Liquidity and Capital Resources.")

Operating Results-Fiscal Years Comparison

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, the Company's backlog:

	Year Ended October 31,
	2000	1999	1998
Revenues from contracts	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	61.2%	60.7%	61.6%
Research and development	16.2%	11.2%	11.1%
General and administrative	19.2%	14.9%	13.0%
Total operating expenses	96.6%	86.8%	85.7%
Operating income	3.4%	13.2%	14.3%
Interest income/(expense), net	1.0%	0.6%	0.6%
Income before provision for income taxes	4.4%	13.8%	14.9%
Provision for income taxes	0.9%	5.2%	5.7%
Net income	3.5%	8.6%	9.2%

Backlog (thousands of dollars)	$34,561	$64,905	$49,380

Revenues

Revenues from contracts decreased by 9% from approximately $115,541,000 in fiscal 1999 to approximately $104,595,000 in fiscal 2000. Revenues in fiscal 1999 increased by 5% from approximately $110,087,000 in fiscal 1998. The decrease in revenues during fiscal 2000 is primarily due to a decrease in demand for the Company's products and services. The decrease in demand was caused by what the Company believes to be continued delays in the awarding of certain engineering development contracts and to fewer sales of the Company's off-the-shelf products. The increase in revenues during fiscal 1999 was primarily due to an increase in revenue generated by the Company's development and engineering service contracts which was partially offset by a decrease in sales of off-the-shelf products. Management believes the decrease in revenues resulting from lower off-the-shelf product sales has adversely impacted revenue growth in fiscal 2000 and 1999.

The following table identifies the source of the Company's revenues for fiscal years 2000, 1999, and 1998 by major market:

	FY00	FY99	FY98
Intelligence Agencies	81%	80%	81%
Military	13%	12%	9%
Foreign	5%	5%	9%
Commercial	1%	3%	1%

Backlog

The Company's backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options), was approximately $34,561,000 at the end of fiscal 2000. This represents a decrease of 47% from the prior year's ending backlog of approximately $64,905,000. The decrease in backlog is due, in part, to what the Company believes to be continued delays in the awarding of certain engineering development contracts and to fewer orders for the Company's off-the-shelf products. The increase in backlog between fiscal 1998 and fiscal 1999 was due, in part, to receiving orders delayed from the previous year and, in part, to a resurgence in the need for signal reconnaissance capabilities by the United States Government. While management believes that the demand for global intelligence and tactical communications systems should continue, there can be no assurances that the Company will continue to experience growth in its backlog or its revenue.

Contract Costs

Contract costs consist of direct costs on contracts, such as labor, materials, and manufacturing overhead costs. Contract costs, as a percentage of revenues, were 61.2%, 60.7%, and 61.6% in fiscal years 2000, 1999, and 1998, respectively. The increase in contract costs as a percentage of revenues in fiscal year 2000 compared to fiscal year 1999 is due to a higher manufacturing overhead applied to contracts during fiscal 2000 compared to fiscal 1999. The increase in manufacturing overhead experienced during fiscal 2000 compared to fiscal 1999 was due primarily to a reduction in revenues between fiscal 2000 and fiscal 1999. The decrease in contract costs as a percentage of revenues in fiscal 1999 compared to fiscal year 1998 was attributable, in part, to the lowering of reserves related to a government investigation that commenced during fiscal 1994 and, in part, to a reduction in estimated losses on certain fixed-price contracts. Both reductions reflect management's belief that the risk of loss has been mitigated. The reserve reduction recorded during fiscal 1999 totaled approximately $595,000.

Research and Development Expenses

Applied Signal Technology-directed investment in research and development consists of expenditures recoverable from customers through the Company's billing rates. Research and development expenses as a percentage of revenues were 16.2%, 11.2%, and 11.1% for fiscal years 2000, 1999, and 1998, respectively. Research and development expenses increased by approximately $4,057,000 in fiscal 2000 from approximately $12,913,000 in fiscal 1999, and grew as a percentage of revenues in fiscal 2000 when compared to the percentage of revenue in fiscal 1999. The increase in research and development spending during fiscal 2000 is due, in part, to the Company continuing its research and development initiatives while awaiting the award of certain engineering development contracts and, in part, to research and development spending by the Company's subsidiaries. The fiscal 2000 research and development spending incurred by the Company's subsidiaries was approximately $1,156,000. Fiscal 2000 research and development expense within Applied Signal Technology increased primarily because of a higher manufacturing overhead applied to research and development labor. The increase in research and development spending during both fiscal year 1999 and fiscal year 1998 was due to management's decision to increase research and development activities for the benefit of future business.

General and Administrative Expenses

General and administrative expenses include administrative salaries, costs related to the Company's marketing and proposal activities, and other administrative costs. General and administrative expenses were approximately $20,055,000 or 19.2% of revenues in fiscal year 2000 compared to approximately $17,245,000 or 14.9% of revenues in fiscal year 1999 and approximately $14,262,000 or 13% of revenues in fiscal year 1998. The increase in general and administrative expenses during fiscal year 2000 was due, in part, to increased marketing expenditures and to a higher general and administrative rate application for fiscal year 2000 compared to fiscal year 1999 and, in part, to approximately $2,110,000 of general and administrative expenses incurred by the Company's subsidiaries. The increase in the general and administrative rate experienced during fiscal 2000 compared to fiscal 1999 was due primarily to a reduction in revenues between fiscal 2000 and fiscal 1999. The increase from fiscal year 1998 to fiscal year 1999 in general and administrative expenses of approximately $2,983,000 and as a percentage of revenues is primarily attributable to increased efforts in marketing and bid and proposal activity. In recent years, management has continued to emphasize the marketing component of general and administrative expenses in an effort to generate revenues in future periods.

Interest Income/Expense (Net)

Net interest income/(expense) for fiscal year 2000 increased approximately $412,000 to approximately $1,084,000 from approximately $672,000 of net interest income in fiscal 1999. Net interest income in fiscal year 1999 increased approximately $88,000 from approximately $584,000 in fiscal 1998. The continued increase in interest income during the fiscal years 2000 and 1999 is due primarily to investing higher cash balances generated from operations.

Provision for Income Taxes

Income taxes, as a percentage of income before provision for income taxes, have been provided for at a combined federal and state rate of 21% for fiscal year 2000 and 38% for both fiscal years 1999 and 1998. The 2000, 1999, and 1998 effective tax rates are lower than the combined federal and state statutory rates primarily due to the benefit derived from federal and state income tax credits. The 2000 effective tax rate decreased from 1999 and 1998 primarily due to lower net income before tax and an increase in the federal and state income tax credits as a percentage of pretax income.

Analysis of Liquidity and Capital Resources

The Company's primary source of liquidity has been the cash flow generated from operations as well as the issuance of common stock through its employee stock plans.

The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank's reference rate (9.5% as of October 31, 2000). Outstanding amounts on the line of credit were zero at October 31, 2000 and 1999. The line expires on March 15, 2002. The line of credit agreement requires compliance with certain financial covenants. As of October 31, 2000, the Company was in compliance with the bank's required covenants and restrictions with the exception of the profitability covenant. The Company violated the profitability covenant in the fourth quarter of fiscal 2000 but the bank waived this violation. As of October 31, 1999, the Company was in compliance with the bank's required covenants and restrictions.

Net cash from operating activities. Net cash provided by operating activities has varied significantly from year to year. For fiscal years 2000, 1999, and 1998, cash provided by operating activities was approximately $4,324,000, $10,316,000, and $16,035,000, respectively. The year- to-year variances are primarily the result of changes in net income, changes in accounts receivable, changes in the level of accrued liabilities, and the change in inventories held by the Company.

During fiscal year 2000, net income was approximately $3,677,000, a decrease from approximately $9,887,000 in fiscal year 1999. The decrease in net income between fiscal year 2000 and fiscal year 1999 is due to a decline in sales of the Company's products and services, to operating losses in the Company's two new subsidiaries of approximately $3,198,000, and to an increase in research and development spending. The decrease in net income for fiscal year 1999 compared to fiscal year 1998 was primarily due to the application of a higher general and administrative rate for fiscal year 1999 compared to fiscal year 1998.

During fiscal year 2000, accounts receivable generated cash of approximately $4,515,000 compared to cash used of approximately $6,158,000 for fiscal year 1999. The decrease in accounts receivable in fiscal year 2000 is due to a decline in sales of the Company's products and services and to greater cash receipts as a result of improved progress billings during the first and second quarter of fiscal 2000. The increase in accounts receivable in fiscal year 1999 was primarily due to the strong revenues and associated billings in the fourth quarter of that year. The decrease in accounts receivable in fiscal 1998 was due, in part, to greater collection efforts and, in part, to collections received from a one-time billing modification authorized by the United States Government in the fourth quarter of fiscal year 1997.

Cash used by the increased levels of inventories, prepaid expenses, and other current assets of approximately $3,791,000 in fiscal year 2000 and approximately $1,472,000 in fiscal year 1999 is primarily due to the increase in purchases for anticipated future production contracts. Cash used by the increased levels of inventories, prepaid expenses, and other current assets of approximately $1,589,000 in fiscal 1998 was due, in part, to the increase in work-in-progress for engineering and production contracts and, in part, to the increase in prepaid income taxes related to higher profits.

Cash used by the decreased levels of accounts payable and accrued expenses for fiscal year 2000 of approximately $4,178,000 is primarily due to a reduction in the amount of material purchases made by the Company during fiscal year 2000 compared to fiscal year 1999. Cash provided by the increased levels of accounts payable and accrued expenses for fiscal year 1999 of approximately $3,372,000 was primarily due to an increase in accrued employee-related benefits, the accrual for the fourth quarter dividend payment, and an increase in trade accounts payable resulting from the higher revenue volume recorded during the last quarter of fiscal 1999. The increase in accrued liabilities was partially offset by a reduction in the reserves recorded for previously anticipated losses. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contract Costs.") Cash provided by the increased levels of accounts payable and accrued expenses for fiscal 1998 approximated $1,121,000 and was primarily due to increased tax liabilities associated with higher profit margins.

Net cash from investing activities: Net cash used from investing activities was approximately $8,632,000, $5,867,000, and $5,925,000 during fiscal years 2000, 1999, and 1998, respectively. The use of cash from investing activities for fiscal year 2000 is primarily due to investments in long-term and short-term securities (primarily in U.S. Government treasuries) exceeding maturities of such securities by approximately $4,029,000 and property and equipment expenditures of approximately $4,602,000. Cash provided by investing activities during fiscal years 1999 and 1998 were approximately $1,000,000 and $6,300,000, respectively, and were primarily due to the maturity of short-term investments in U.S. Government treasuries. The use of cash in investing activities for fiscal years 2000, 1999, and 1998 was primarily for additions to property and equipment.

Net cash from financing activities: Net cash provided by financing activities was approximately $2,105,000 during fiscal year 2000 compared to approximately $1,854,000 used in financing activities during fiscal year 1999 and approximately $3,429,000 used in financing activities during fiscal year 1998. During fiscal year 2000, the cash provided by financing activities is primarily attributable to approximately $4,283,000 received from the issuance of common stock under the Company's employee stock purchase plan and stock option plan which was partially offset by approximately $2,178,000 of dividend payments to common shareholders. During fiscal year 1999, the approximately $1,854,000 used in financing activities was primarily attributable to approximately $3,773,000 used to repurchase shares of common stock and approximately $534,000 of dividend payments partially offset by approximately $2,453,000 received from the issuance of common stock under the employee stock purchase plan and the stock option plan. During fiscal 1998, the $3,429,000 used in financing activities was attributable to approximately $6,207,000 of common stock repurchases initiated under the Company's stock repurchase program partially offset by approximately $2,778,000 received from the issuance of common stock under the employee stock purchase plan and stock option plan.

The Company believes that the funds generated from operations, existing working capital, and amounts currently available under existing lines of credit will be sufficient to meet its cash needs for the next 12 months; however, it will not have sufficient funds to finance the most recently projected needs of its subsidiaries during the 12-month period.

At the beginning of each fiscal year, the Company submits a proposal to the Defense Contract Audit Agency (DCAA) to establish the indirect rates that will be applied to the Company's contracts with the United States Government during the fiscal year. The Company recently submitted its fiscal 2001 indirect rate proposal that includes a proposed maximum contribution by the Company to help reduce its fiscal 2001 projected indirect rates. If the proposal is accepted and the Company contributes the maximum proposed amount, there will be a material impact to the Company's profitability and cash reserves. In the event the maximum contribution is made, the Company believes that it will incur a loss for fiscal 2001 but still maintain adequate cash balances to continue operations.

Applied Signal Technology believes that eNetSecure does not have sufficient funds to meet its cash needs past the end of January 2001. eNetSecure projects that it will require significant additional financing to fund its operations during fiscal 2001. The inability of eNetSecure to secure adequate additional financing could have a material adverse impact on the firm's ability to continue operations during fiscal 2001.

Applied Signal Technology believes that Transcendent Technologies does not have sufficient funds to meet its cash needs past the end of February 2001. Transcendent Technologies projects that it may require a material amount to fund its operations during fiscal 2001. The inability of Transcendent Technologies to secure adequate additional financing could have a material adverse impact on the firm's ability to continue operations during fiscal 2001.

Applied Signal Technology believes that it cannot adequately finance both subsidiaries throughout all of fiscal 2001. The Company is working closely with each subsidiary to try and secure adequate financing from third parties to continue operations of each subsidiary. The inability of either subsidiary to secure adequate financing during fiscal 2001 could have a material adverse impact on either firm's ability to continue operations.

The possible future impact to Applied Signal Technology of discontinued operations of either of its subsidiaries is not known at this time.

Year 2000 Risks

A complete discussion of the impact of Year 2000 issues on the Company and the Company's Year 2000 readiness programs is set forth in Item 1: "Business: Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price."

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for the eight quarters ending October 31, 2000. In the opinion of the Company's management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

	Fiscal Year 1999				Fiscal Year 2000
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues from contracts	$22,848	$27,590	$27,555	$37,548	$26,528	$27,287	$25,173	$25,607
Operating expenses:
Contract costs	14,628	16,500	17,410	21,571	16,394	16,809	19,290	11,507
Research and development	2,728	3,477	2,554	4,154	2,342	3,213	4,133	7,282
General and administrative	3,401	3,247	4,535	6,062	4,703	3,769	4,212	7,371
Total operating expenses	20,757	23,224	24,499	31,787	23,439	23,791	27,635	26,160
Operating income (loss)	2,091	4,366	3,056	5,761	3,089	3,496	(2,462)	(553)
Interest income, net	202	123	152	195	324	218	233	309
Income (loss) before provision for income taxes	2,293	4,489	3,208	5,956	3,413	3,714	(2,229)	(244)
Provision (benefit) for income taxes	871	1,706	1,219	2,263	1,297	1,411	(1,680)	(51)
Net income (loss)	$1,422	$2,783	$1,989	$3,693	2,116	2,303	(549)	(193)

The Company has at times experienced fluctuations in its quarterly results due to both seasonal and nonseasonal factors inherent in its business. These have included costs associated with uneven flows of incoming material, the level of research and development spending during any given quarter, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the United States Government contracting and budget cycles, and the timing of contract awards. Management expects these fluctuations to continue into the future.

Item 7A.: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Consolidated Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Applied Signal Technology, Inc.

We have audited the accompanying consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Signal Technology, Inc. at October 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

San Jose, California
December 14, 2000

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
	2000	1999	1998
Revenues from contracts	$104,594,904	$115,541,283	$110,087,178
Operating expenses:
Contract costs	64,000,294	70,109,422	67,840,318
Research and development	16,969,951	12,913,212	12,207,696
General and administrative	20,054,554	17,244,475	14,261,998
Total operating expenses	101,024,799	100,267,109	94,310,012
Operating income	3,570,105	15,274,174	15,777,166
Interest income	1,147,759	704,020	617,372
Interest expense	(64,089)	(31,814)	(33,509)
Income before provision for income taxes	4,653,775	15,946,380	16,361,029
Provision for income taxes	977,293	6,059,624	6,217,191
Net income	$3,676,482	$9,886,756	$10,143,838
Net income per common share
Basic	$0.42	$1.17	$1.20
Diluted	$0.41	$1.14	$1.15
Number of shares used in calculating net income per common share
Basic	8,801,755	8,433,447	8,468,463
Diluted	9,040,947	8,696,010	8,858,662
See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 14,478,230	$ 16,680,178
Short term investments	2,029,087	-
Accounts receivable:
Billed	14,165,036	19,746,085
Unbilled	18,058,073	16,992,047
Total accounts receivable	32,223,109	36,738,132
Inventory	10,375,758	6,746,209
Prepaid and other current assets	3,473,564	3,311,784
Total current assets	62,579,748	63,476,303
Property and equipment, at cost:
Machinery and equipment	40,406,059	37,719,084
Furniture and fixtures	4,600,190	4,418,532
Leasehold improvements	8,754,756	7,316,492
Construction in process	624,366	328,712
	54,385,371	49,782,820
Accumulated depreciation and amortization	(33,870,915)	(29,268,448)
	20,514,456	20,514,372
Long term investments	1,996,510	-
Other assets	57,828	43,143
Total assets	$85,148,542	$ 84,033,818
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,253,023	$ 4,838,273
Accrued payroll and related benefits	7,099,450	7,505,059
Other accrued liabilities	2,463,765	2,293,324
Income taxes payable	2,505,654	3,830,993
Total current liabilities	14,321,892	18,467,649
Deferred income taxes	69,802	1,132,831
Commitments
Shareholders' equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares- 9,060,113 at October 31, 2000 8,442,239 at October 31, 1999	22,789,042	17,929,157
Retained earnings	47,967,806	46,504,181
Total shareholders' equity	70,756,848	64,433,338
Total liabilities and shareholders' equity	$85,148,542	$ 84,033,818
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended October 31,
	2000	1999	1998
Operating activities:
Net income	$3,676,482	$9,886,756	$10,143,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,602,467	4,493,089	3,795,512
Tax benefit related to stock plans	577,110	95,308	385,895
Changes in:
Accounts receivable	4,515,023	(6,158,036)	2,068,310
Inventory, prepaid expenses and other current assets	(3,791,329)	(1,472,137)	(1,589,228)
Other assets	(14,685)	(922)	28,352
Accounts payable and accrued expenses	(4,177,599)	3,372,436	1,120,964
Deferred income taxes	(1,063,029)	99,921	81,538
Net cash provided by operating activities	4,324,440	10,316,415	16,035,181
Investing activities:
Purchases of available-for-sale securities	(15,058,000)	-	(6,000,000)
Maturity of available-for-sale securities	11,029,000	1,000,000	6,300,000
Additions to property and equipment	(4,602,551)	(6,866,968)	(6,224,829)
Net cash used in investing activities	(8,631,551)	(5,866,968)	(5,924,829)
Financing activities:
Issuances of common stock	4,282,775	2,452,728	2,777,870
Repurchases of common stock	-	(3,773,188)	(6,206,623)
Dividends paid	(2,177,612)	(533,536)	-
Net cash provided by (used in) financing activities	2,105,163	(1,853,996)	(3,428,753)
Net increase (decrease) in cash and cash equivalents	(2,201,948)	2,595,451	6,681,599
Cash and cash equivalents at beginning of year	16,680,178	14,084,727	7,403,128
Cash and cash equivalents at end of year	$14,478,230	$16,680,178	$14,084,727
Supplemental disclosure of cash flow information:
Interest paid	$23,505	$31,814	$33,509
Income taxes paid	$2,845,606	$4,424,400	$5,574,000
See accompanying notes.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
	Common Stock	Retained Earnings	Total Shareholders' Equity
Balance at October 31, 1997	$22,197,167	$27,568,993	$49,766,160
Issuance of 524,397 common shares to employees under stock purchase plan and stock option plan	2,777,870	-	2,777,870
Repurchase of 482,500 common shares	(6,206,623)	-	(6,206,623)
Tax benefit related to stock plans	385,895	-	385,895
Net unrealized (loss) on securities available for sale	-	(1,432)	(1,432)
Net income	-	10,143,838	10,143,838
Balance at October 31, 1998	19,154,309	37,711,399	56,865,708
Issuance of 414,213 common shares to employees under stock purchase plan and stock option plan	2,452,728	-	2,452,728
Repurchase of 365,500 common shares	(3,773,188)	-	(3,773,188)
Dividend payout	-	(1,064,632)	(1,064,632)
Tax benefit related to stock plans	95,308	-	95,308
Net unrealized (loss) on securities available for sale	-	(29,342)	(29,342)
Net income	-	9,886,756	9,886,756
Balance at October 31, 1999	17,929,157	46,504,181	64,433,338
Issuance of 617,874 common shares to employees under stock purchase plan and stock option plan	4,282,776	-	4,282,776
Dividend payout	-	(2,209,454)	(2,209,454)
Tax benefit related to stock plans	577,109	-	577,109
Net unrealized loss on securities available for sale	-	(3,403)	(3,403)
Net income	-	3,676,482	3,676,482
Balance at October 31, 2000	$22,789,042	$47,967,806	$70,756,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, OCTOBER 31, 2000

Note 1: Organization and Summary of Significant Accounting Policies

Organization

Applied Signal Technology, Inc. (the Company) was incorporated in California on January 12, 1984. The Company designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications predominantly by the United States Government and allied foreign governments. For each of the three years ended in the period October 31, 2000, substantially all of the Company's revenues were from contracts with the U.S. Government, its agencies, or prime contractors for the U.S. Government.

During the second quarter of fiscal year 2000, the Board of Directors announced the formation of two new wholly owned subsidiaries, eNetSecure and Transcendent Technologies.

eNetSecure is an information assurance service provider as well as an equipment vendor providing passive monitoring of data networks to detect unauthorized system entry for the purpose of altering or pirating data.

Transcendent Technologies designs, manufactures, and supports products which allow both satellite and terrestrial wireless operators to increase their revenue flow from fixed spectrum allocations by increasing the density of signals, improving spectral efficiency, or by providing value-added services which generate higher per-unit income.

Principles of Consolidation

The consolidated financial statements of Applied Signal Technology, Inc. include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenues and Contract Accounting

Approximately 59% of contract revenues in fiscal year 2000 (55% in fiscal year 1999 and 54% in fiscal year 1998) is represented by cost-reimbursement contracts. In accounting for these contracts, all costs are charged to operations as incurred (including allowable administrative expenses) and revenues are recognized based on costs incurred plus estimated effective fee rates. Estimated fee rates are determined on a contract-by-contract basis according to the type of fee (for example, fixed, incentive, or award) and the most recent estimated cost of completion of the individual contract.

Approximately 41% of contract revenues in fiscal year 2000 (45% in fiscal year 1999 and 46% in fiscal year 1998) is represented by fixed- price contracts. In accounting for these contracts, the Company uses the percentage-of-completion method, which is substantially the same method as that used for cost-reimbursement contracts, as described above. All contract costs (including administrative expenses) are charged to operations as incurred and revenues are recognized based on estimates of costs and profits at completion on a contract-by-contract basis.

Losses on any individual contract are provided for at the time they become known.

A significant portion of the Company's revenues is derived from fixed-price contracts. Under fixed price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies or other factors, are borne by the Company, and could have a material adverse effect on the Company's results of operations.

eNetSecure and Transcendent Technologies have not generated any revenues from inception through October 31, 2000.

Accounts receivables are segregated between billed and unbilled accounts. The Company bills incurred costs and ratable portions of fees regularly under its cost-reimbursement contracts. Under fixed-price contracts, the Company either regularly progress bills 90% of incurred costs or bills contract costs on a milestone or unit of delivery basis. Unbilled amounts result from recognition of contract revenue in advance of contractual billing or progress billing terms. The Company regards the credit risk of its business to be minimal.

Price Redetermination

As a government contractor, the Company is subject to price redetermination on certain fixed-price contracts if it is determined that the Company did not price its products and services consistent with the requirements of the Federal Acquisition Regulations.

Cash Equivalents and Investments

The Company considers all highly liquid debt investment purchased with a maturity of three months or less to be cash equivalents. Short- term investments, when acquired, are comprised of U.S. Government treasury bills and notes.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company's debt securities, which consist of U.S. Treasury securities, are classified as available-for-sale and are carried at fair market value in short-term investments and long-term investments. Unrealized gains and losses, net of tax, are reported in shareholders' equity as part of retained earnings and were immaterial as of October 31, 2000. Realized gains and losses on available-for-sale securities have not been material. The cost of securities sold is based on the specific identification method.

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

Per Share Data
(in thousands, except per share amounts)
	Year Ended October 31,
	2000	1999	1998
Numerator:
Net Income	$3,677	$9,887	$10,144
Denominator:
Share used to compute net income per common share-basic	8,802	8,433	8,468
Effect of dilutive stock options	239	263	391
Share used to compute net income per common share-diluted	9,041	8,696	8,859
Net income per common share-basic	$0.42	$1.17	$1.20
Net income per common share-diluted	$0.41	$1.14	$1.15

Comprehensive Income

As of October 31, 1999, the Company adopted the Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no material impact on the Company's net income or shareholders' equity. SFAS 130 requires changes in fair value for available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

The components of comprehensive income net of tax, are as follows (in thousands):

	Year Ended October 31,
	2000	1999	1998
Net income	$3,677	$9,887	$10,144
Unrealized gain (loss) on securities	(3)	(29)	(1)
Comprehensive income	$3,674	$9,858	$10,143

Recent Accounting Pronouncements

In June 1998, the FASB issued the Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was effective November 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Applied Signal Technology, Inc. believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not invest in derivative instruments nor engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, " Revenue Recognition in Financial Statements," or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is required to be adopted by the Company no later than the fourth quarter of fiscal 2001. The Company does not believe the adoption of SAB 101, if applicable, will be material to its operating results and financial position.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. Certain elements of FIN 44 became effective on July 1, 2000 and the adoption of the interpretation was not material to the operating results and financial position of the Company.

Note 2: Inventory

The Company manufactures product subassemblies in inventory to be able to quickly meet the requirements of future contracts. Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	October 31,
	2000	1999
Raw materials	$1,354	$1,262
Work-in-process	5,986	4,328
Finished goods	453	927
	7,793	6,517
Precontract costs	2,583	229
	$10,376	$6,746

Precontract costs represent costs incurred in connection with ongoing level-of-effort contracts for which contract modifications have not been definitized ($2,451,000 at October 31, 2000 and $226,000 at October 31, 1999) and production costs incurred in anticipation of specific expected future contract awards. The production items in the latter group generally would be usable if the expected contract awards did not occur. Allocable administrative expenses included in precontract costs have not been material.

Note 3: Line of Credit

The Company has a $3,000,000 unsecured, revolving line of credit available with a bank. Borrowings under the line of credit bear interest at the bank's reference rate (9.5% at October 31, 2000), payable monthly and expiring March 15, 2002. At both October 31, 2000 and 1999, this facility was unused. Under this credit facility, the Company is subject to certain commitment and utilization fees on the unused portion of the committed amount. Fees incurred were not material during the last three fiscal years. The line of credit agreement requires compliance with certain financial covenants. As of October 31, 2000, the Company was in compliance with the bank's required covenants and restrictions with the exception of the profitability covenant. The Company violated the profitability covenant in the fourth quarter of fiscal 2000 but the bank waived this violation. As of October 31, 1999, the Company was in compliance with the bank's required covenants and restrictions.

Note 4: Commitments

Facility Commitment

The Company leases its facilities under non-cancelable lease agreements which expire at various dates between fiscal years 2001 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. The aggregate minimum annual lease commitments of October 31, 2000 under long-term operating leases are as follows:

Fiscal Year
2001	$5,185,862
2002	5,404,453
2003	5,475,204
2004	5,450,270
2005	5,052,201
Thereafter	31,755,642
$58,323,632

Rent expense under operating leases was $4,473,000 in fiscal 2000 ($4,313,000 in fiscal 1999 and $4,013,000 in fiscal 1998).

The Company had outstanding letters of credit at October 31, 2000 of $1,000,000 and $218,000.

The Company had one non-cancelable purchase commitment, in the amount of $344,000, in fiscal 2000 and none for fiscal 1999.

Applied Signal Technology has guaranteed long-term equipment leases for eNetSecure totaling approximately $481,000.

Note 5: Shareholders' Equity

Dividends

Dividends were paid to all common shareholders in the amounts of $2,178,000, $534,000, and $0 for fiscal years ending October 31, 2000, 1999, and 1998, respectively.

Employee Stock Purchase Plan

Under the Company's 1993 Employee Stock Purchase Plan ("1993 Plan"), a total of 1,600,000 shares of common stock have been reserved for issuance. The 1993 Plan permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of any employee's compensation) at 85% of the lower of its fair market value at the beginning or end of the purchase period. As of October 31, 2000, 244,421 shares remain eligible for purchase under the 1993 Plan.

Stock Option Plan - 1991

The Company's 1991 Stock Option Plan ("1991 Plan") provides for the granting of incentive stock options and non-qualified stock options to employees, directors, and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. Some options are exercisable only at the end of a two-year vesting period and some options are exercisable at the rate of 1/5 per year over five years.

Stock Option Plan - 2000

The Company's 2000 Stock Option Plan ("2000 Plan") provides for the granting of non-qualified stock options to employees and consultants of the Company at prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. To date, all options are exercisable at the rate of 20% vested 1 year after the grant date with the remaining shares vested at the rate of 1/60 per month over the remaining 48 months or 100% vested 5 years after the grant date.

A summary of the option activity under the 1991 and 2000 Plans is as follows:
		Options Outstanding
	Options Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
Balance at October 31, 1997	880,680	724,383	$3,094,437	$4.27
Granted	(295,900)	295,900	4,593,950	$15.53
Exercised	--	(229,985)	(1,119,663)	$4.87
Canceled	10,168	(10,168)	(135,860)	$13.36
Balance at October 31, 1998	594,948	780,130	6,432,864	$8.25
Granted	(275,938)	275,938	3,345,748	$12.13
Exercised	--	(60,492)	(240,339)	$3.97
Canceled	29,850	(29,850)	(428,419)	$14.35
Balance at October 31, 1999	348,860	965,726	9,109,854	$9.43
Authorized	500,000	-	-
Granted	(524,168)	524,168	5,987,298	$11.42
Exercised	-	(349,310)	(2,268,260)	$6.49
Canceled	188,561	(188,561)	(2,303,099)	$12.21
Balance at October 31, 2000	513,253	952,023	$10,525,793	$11.06

Accounting for Stock-Based Compensation

The following table summarizes information about options outstanding as of October 31, 2000:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.50	87,825	0.48	$2.50	87,825	$2.50
$4.50	59,673	0.50	$4.50	59,673	$4.50
$7.81	47,000	7.79	$7.81	-	-
$8.00	49,500	7.81	$8.00	-	-
$8.13	28,000	7.80	$8.13	-	-
$8.34	8,000	7.89	$8.34	-	-
$8.50	4,000	7.83	$8.50	-	-
$8.55	5,000	7.87	$8.55	-	-
$9.13	5,000	7.76	$9.13	-	-
$9.25	5,000	7.83	$9.25	-	-
$9.88	27,000	7.55	$9.88	-	-
$10.00	2,500	7.58	$10.00	-	-
$11.06	5,000	7.68	$11.06	-	-
$11.50	5,000	7.60	$11.50	-	-
$11.63	194,870	7.05	$11.63	-	-
$12.13	196,195	6.12	$12.13	-	-
$12.75	2,000	7.66	$12.75	-	-
$14.56	8,000	4.50	$14.56	-	-
$15.50	165,460	5.05	$15.50	141,940	$15.50
$16.75	6,000	5.35	$16.75	2,400	$16.75
$23.31	41,000	7.35	$23.31	-	-
$2.50 - $23.31	952,023	5.62	$11.06	291,838	$9.35

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted, under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123")," to disclose its stock-based compensation with no financial statement effect. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's pro forma net income and net income per share would have been as follows:

	Year Ended October 31,
	2000	1999	1998
Net income
As reported	$3,676,482	$9,886,756	$10,143,838
Pro forma	1,886,025	7,649,852	8,416,194
Net income per share
Basic - As reported	$0.42	$1.17	$1.20
- Pro forma	0.21	0.91	0.99
Diluted - As reported	$0.41	$1.14	$1.15
- Pro forma	0.21	0.88	0.95

The weighted average fair value at date of grant for options granted during fiscal years 2000, 1999, and 1998 were $6.58, $6.26, and $8.78 per option, respectively. The weighted average fair value for shares purchased through the employee stock purchase plans during fiscal years 2000, 1999, and 1998 were $3.96, $3.89, and $4.01 per share, respectively.

The fair value of options at the date of grant was estimated for the Company using the Black Scholes model with the following weighted average assumptions:
	Employee Stock Options			Employee Stock Purchase Plan
	2000	1999	1998	2000	1999	1998
Risk-free interest rate	5.0%	6.7%	4.9%	5.7%	5.3%	4.0%
Expected life (years)	4.6	5.5	4.7	0.5	0.5	0.5
Expected volatility	0.73	0.62	0.63	0.73	0.62	0.63
Expected dividends	1.25%	2.0%	0.0%	1.25%	2.0%	0.0%

Note 6: Income Taxes

The provision for income taxes for the years ended October 31, 2000, 1999, and 1998 consists of the following:

	Year Ended October 31,
	2000	1999	1998
Federal:
Current	$1,826,098	$5,205,608	$5,759,182
Deferred	(945,639)	(2,980)	(515,097)
	$880,459	5,202,628	5,244,085
State:
Current	$271,173	844,995	933,639
Deferred	(174,339)	12,001	39,467
	96,834	856,996	973,106
	$977,293	$6,059,624	$6,217,191

The tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares reduce taxes currently payable as shown by $577,109, $95,308, and $385,895 for fiscal 2000, 1999, and 1998, respectively. Such benefits are credited to additional paid-in-capital when realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows:
	Year Ended October 31,
	2000	1999	1998
Computed expected tax provision	$1,582,284	$5,581,233	$5,726,360
State income tax, net of federal benefit	63,910	557,047	632,519
Federal R&D credit	(806,325)	-	-
Other	137,424	(78,656)	(141,688)
	$977,293	$6,059,624	$6,217,191
Effective tax rate	21.0%	38.0%	38.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	October 31,
	2000	1999
Deferred tax assets:
Accrued expenses and reserves	$2,056,558	$1,842,302
State taxes and other	41,495	198,802
	2,098,053	2,041,104
Deferred tax liabilities:
Tax over financial statement depreciation	(69,802)	(1,132,831)
	$2,028,251	$908,273

During fiscal 2000, the Company made total cash payments, net of refunds, of approximately $2,846,000 ($4,424,000 during 1999 and $5,574,000 during 1998) for income tax purposes.

Note 7: Retirement Plan

All employees who perform at least 1000 hours of service per year are covered under the Company's retirement plan (the "Retirement Plan"). Contributions to the Retirement Plan by the Company are discretionary and currently are at the rate of 4% of qualified compensations up to $170,000. The Company accrues for the accumulated contributions, which are payable biweekly to the Retirement Plan's administrator. The Company has expensed approximately $2,135,000 in fiscal 2000 ($2,006,000 in fiscal 1999 and $1,655,000 in fiscal 1998), which is included in general and administrative expenses.

Note 8: Segment Reporting

The Company adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," at October 31, 1999. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision-maker in deciding the allocation of resources and assessment of performance.

In fiscal year 2000, the Company created two wholly owned subsidiaries, eNetSecure, Inc. and Transcendent Technologies, Inc. Therefore, in fiscal year 2000, the Company has determined it currently operates in three reportable business segments. The activity of the Company's subsidiaries does not meet the thresholds required for separate financial statements. The accounting policies of the segments are the same as those described in "Note 1: Organization and Summary of Significant Accounting Policies." For fiscal years 1999 and 1998, the Company only operated in one reportable segment.

Financial data by segment for fiscal year 2000 is as follows:
	Applied Signal Technology	eNetSecure	Transcendent Technologies	Consolidated Total
Revenues:	$104,594,904	-	-	$104,594,904
Operating expenses:	$97,758,976	$1,701,646	$1,564,177	$101,024,799
Interest income:	$1,079,727	$36,932	$31,100	$1,147,759
Interest expense:	($64,089)	-	-	($64,089)
Net income (loss):	$6,874,273	($1,664,714)	($1,533,077)	$3,676,482
Depreciation and amortization:	$4,563,093	$13,173	$26,201	$4,602,467
Total assets:	$81,060,555	$2,221,115	$1,866,872	$85,148,542

Direct purchases by the U.S. Government accounted for approximately 58%, 45%, and 55% of total revenues in fiscal years 2000, 1999, and 1998, respectively. Subcontract revenues accounted for approximately 36%, 46%, and 34% of total revenues for fiscal years 2000, 1999, and 1998, respectively. Foreign revenues accounted for 5%, 5%, and 9% of total revenues for fiscal years 2000, 1999, and 1998, respectively. Other immaterial revenue accounted for 1%, 4%, and 2% of total revenues for fiscal years 2000, 1999, and 1998, respectively.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10: Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in Applied Signal Technology, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held March 15, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Registrant, see "Executive Officers of Registrant" at the end of Part I of this report.

Item 11: Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 for Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13: Certain Relationships and Related Transactions

Not applicable.

Part IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) - The following financial documents of Applied Signal Technology, Inc., are filed as part of this report under Item 8:

Consolidated Balance Sheets - October 31, 2000 and 1999

Consolidated Statements of Income - Years ended October 31, 2000, 1999, and 1998

Consolidated Statement of Shareholders' Equity - Years ended October 31, 2000, 1999, and 1998

Consolidated Statements of Cash Flows - Years ended October 31, 2000, 1999, and 1998

Notes to Consolidated Financial Statements - October 31, 2000

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) - Listing of Exhibits - See Exhibit Index on page 63 of this Report on Form 10-K.

(b) Reports on Form 8-K filed in the Company's fiscal year ended October 31, 2000:

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology, Inc.

(Registrant)

Dated January 26, 2001 /s/ Gary L. Yancey
Gary L. Yancey, President, Chief Executive
Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Date	Title
/s/ Gary L. Yancey
Gary L. Yancey	January 26, 2001	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

/s/ James E. Doyle
James E. Doyle	January 26, 2001	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James F. Collins
James F. Collins	January 26, 2001	Director

/s/ John P. Devine
John P. Devine	January 26, 2001	Director

/s/ David D. Elliman
David D. Elliman	January 26, 2001	Director

/s/ John R. Treichler
John R. Treichler	January 26, 2001	Director

/s/ Stuart G. Whittelsey, Jr.
Stuart G. Whittelsey, Jr.	January 26, 2001	Director

Annual Report on Form 10-K
Item 14(c) and (d)

Certain Exhibits

Year Ended October 31, 2000

Applied Signal Technology, Inc.
400 West California Avenue
Sunnyvale, CA 94086

Applied Signal Technology
Index to Exhibits
Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Articles of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Rights Agreement dated January 25, 1991
10.1(1)	Form of Indemnification Agreement for directors and officers
10.2(1)	1984 Stock Purchase Plan and form of agreement thereunder
10.3(1)	1991 Stock Option Plan and forms of agreements thereunder
10.4(1)	1993 Employee Stock Purchase Plan
10.5(1)	Profit Sharing Policy as amended
10.6(1)	Summary Plan Description of 401(k) Retirement Plan
10.7(1)

Warrant to Purchase Common Stock dated June 27, 1990 issued to Owenoake Partners, L.P. ("Owenoake"), Letter Agreement with Owenoake dated September 20, 1990, and Amendment Number One to Warrants to Purchase Common Stock with Owenoake and certain warrant holders dated February 8, 1993

10.8(1)	Warrants to Purchase Common Stock dated September 25, 1990 issued to certain warrant holders
10.9(2)	Line of Credit Agreement dated June 10, 1993 with Sanwa Bank California and related Equipment Purchase Line of Credit Agreement dated June 10, 1993
10.10(1)	Lease Agreement dated August 21, 1985 with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.11(3)	Lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.12(4)	Amendment to Commercial Credit Agreement dated March 7, 1995 with Sanwa Bank California and related Equipment Purchase Line Agreement dated March 10, 1995
10.13(5)	Amendments to Commercial Credit Agreements dated March 1, 1996 with Sanwa Bank California
10.14(6)	Lease agreement dated May 31, 1996 with Constellation Real Estate, Inc., for 135 National Business Parkway
10.15(6)	Amendments to lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc.
10.16(7)	Commercial Credit Agreement dated March 3, 1997 with Sanwa Bank California
10.17(8)	2000 Stock Option Plan and forms and agreements thereunder
10.18	Line of Credit Agreement dated September 18, 2000 with Sanwa Bank California
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1) Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168)..

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

(7) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form 10-Q for fiscal year 1997 dated May 2, 1997.

(8) Incorporated by reference to corresponding Exhibit filed with the Registrant's Form S-8 No. 333-52308 filed December 20, 2000.