Form 10-Q
period 2001-02-02
APPLIED SIGNAL TECHNOLOGY INC
filed 2001-03-16
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended February 2, 2001

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

(408) 749-1888

(Registrant’s telephone number, including area code)

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, no par value, 9,318,981 shares outstanding as of March 2, 2001.

This Quarterly Report on Form 10-Q consists of 26 pages.

Index
Applied Signal Technology, Inc.

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets – February 2, 2001 and October 31, 2000

Statements of Operations – Three months ended February 2, 2001 and January 28, 2000

Statements of Cash Flows – Three months ended February 2, 2001 and January 28, 2000

Notes to Financial Statements – February 2, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II Other Information

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I Financial Information

Item 1. Financial Statements

Applied Signal Technology, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

Assets	February 2, 2001 (Unaudited)	October 31, 2000 (Note)
Current assets:
Cash and cash equivalents	$6,099	$14,478
Short-term investments	–	2,029
Accounts receivable:
Billed	17,987	14,165
Unbilled	16,771	18,058
Total accounts receivable	34,758	32,223
Inventory	11,556	10,376
Prepaid and other current assets	3,476	3,474
Total current assets	55,889	62,580

Property and equipment, at cost:
Machinery and equipment	40,943	40,406
Furniture and fixtures	4,815	4,600
Leasehold improvements	11,528	8,755
Construction in process	351	624
	57,637	54,385
Accumulated depreciation and amortization	(35,244)	(33,871)
Net property and equipment	22,393	20,514

Long-term investments	2,001	1,997

Other assets	210	58

Total assets	$80,493	$85,149

Applied Signal Technology, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	February 2, 2001 (Unaudited)	October 31, 2000 (Note)
Current liabilities:
Accounts payable	$2,353	$2,253
Accrued payroll and related benefits	5,651	7,099
Other accrued liabilities	2,512	2,464
Income taxes payable	1,365	2,506
Total current liabilities	11,881	14,322

Deferred income taxes	70	70

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 9,305,791 at February 2, 2001 and 9,060,113 at October 31, 2000	23,970	22,789
Retained earnings	44,571	47,971
Accumulated other comprehensive income (loss)	1	(3)
Total shareholders’ equity	68,542	70,757

Total liabilities and shareholders’ equity	$80,493	$85,149

Note: The balance sheet at October 31, 2000 has been derived from the audited financial statement at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	February 2, 2001	January 28, 2000
Revenues from contracts	$ 21,697	$ 26,528

Operating expenses:
Contract costs	15,048	16,394
Research and development	4,653	2,342
General and administrative	6,089	4,703

Total operating expenses	25,790	23,439

Operating income (loss)	(4,093)	3,089
Interest income/(expense), net	134	324
Income (loss) before provision (benefit) for income taxes	(3,959)	3,413
Provision (benefit) for income taxes	(1,140)	1,297

Net income (loss)	$ (2,819)	$ 2,116

Net income (loss) per common share:
Basic	$ (0.31)	$ 0.25
Diluted	$ (0.31)	$ 0.24

Number of shares used in calculating net income (loss) per common share:
Basic	9,224	8,550
Diluted	9,224	8,832

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Three Months Ended
	February 2, 2001	January 28, 2000
Operating Activities:
Net income (loss)	$ (2,819)	$ 2,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,373	971
Changes in:
Accounts receivable	(2,535)	2,502
Inventory, prepaids and other assets	(1,334)	(2,341)
Accounts payable, taxes payable and accrued expenses	(2,456)	(2,347)
Net cash provided by (used in) operating activities	(7,771)	901

Investing Activities:
Purchases of available-for-sale securities	–	(8,000)
Maturities of available-for-sale securities	2,029	–
Additions to property and equipment	(3,252)	(999)
Net cash used in investing activities	(1,223)	(8,999)

Financing Activities:
Issuance of common stock	1,181	1,142
Dividends paid	(566)	(540)
Net cash provided by financing activities	615	602
Net decrease in cash and cash equivalents	(8,379)	(7,496)
Cash and cash equivalents, beginning of period	14,478	16,680
Cash and cash equivalents, end of period	$ 6,099	$ 9,184

Supplemental disclosures of cash flow information:
Interest paid	$ 11	$ 13
Income taxes paid	–	1,184

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Notes to Consolidated Financial Statements
(unaudited)
February 2, 2001

Note 1 – Summary of Significant Accounting Policies

Description of the Business and Basis of Presentation

Applied Signal Technology, Inc. ("Applied Signal Technology" or "the Company") designs, develops, and manufactures signal-processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications, predominantly by the United States Government and allied foreign governments. In the second quarter of fiscal 2000, the Company formed two new wholly owned subsidiaries: Transcendent Technologies, Inc. ("Transcendent"), a provider of sophisticated network management and spectrum monitoring systems, and eNetSecure, Inc. ("eNetSecure"), a developer and provider of network monitoring services for both intrusion detection and policy enforcement. To date, no significant revenues have been generated by Transcendent and eNetSecure.

On February 27, 2001, the Company’s Board of Directors accepted the recommendation of eNetSecure to reintegrate eNetSecure into Applied Signal Technology. The primary reason for the reintegration was eNetSecure’s inability to obtain adequate financing to satisfy its projected operational requirements. In addition to the initial $5 million investment in eNetSecure, the Company will incur additional liabilities as a result of the eNetSecure reintegration. The Company estimates it will pay approximately $293,000 for employee severance and benefits. The Company also estimates it will assume equipment lease obligations of approximately $750,000. The Company believes it can utilize a portion of the leased equipment and may also be able to cancel one of eNetSecure’s lease agreements. The Company is currently assessing the remaining assets of eNetSecure to determine their usefulness to Applied Signal Technology.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ending February 2, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2000.

Principles of Consolidation

The consolidated financial statements of Applied Signal Technology, Inc. include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Investments

The Company’s investment securities, which consist primarily of U.S. Treasury Securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income (expense), net.

Revenues From Contracts

Applied Signal Technology accounts for fixed-price contracts using the percentage-of-completion method of accounting. Under this method, all contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. The Company accounts for cost-reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the month in which changes become determinable.

To date, the Company’s subsidiaries, eNetSecure and Transcendent Technologies, have recognized revenue at the point of delivery.

Per Share Data

Basic per share data is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) available to common shareholders by the weighted average shares outstanding during the period. Diluted per share data is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares used in the basic per share calculation, plus the number of common shares that would be issued, assuming conversion of all potentially dilutive securities outstanding using the treasury stock method.

A reconciliation of shares used in the calculation of basic and diluted per share data follows (in thousands except per share data):

	Three Months Ended
	February 2, 2001	January 28, 2000
Numerator:
Net income (loss)	$(2,819)	$2,116
Denominator:
Shares used to compute net income (loss) per common share–basic	9,224	8,550
Effect of dilutive stock options	–	282
Shares used to compute net income (loss) per common share–diluted	9,224	8,832

Net income (loss) per common share–basic	$(0.31)	$0.25
Net income (loss) per common share–diluted	$(0.31)	$0.24

For the three months ended February 2, 2001, 143,000 stock options were excluded from the number of shares used to compute diluted net loss per common share as their effect would be antidilutive.

Dividends

In the third quarter of fiscal 2000, the Board of Directors declared a $0.25 per share dividend, payable over four quarters at the rate of $0.0625 per share per quarter. Payments are made to shareholders of record at July 28, 2000; October 31, 2000; January 26, 2001; and April 27, 2001, during the month following the record date. The Company paid dividends of $566,000 and $540,000 during the first quarter of fiscal years 2001 and 2000, respectively.

Comprehensive Income

As of October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no material impact on the Company’s net income or shareholders’ equity. SFAS 130 requires changes in fair value for available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	February 2, 2001	January 28, 2000
Net income (loss)	$(2,819)	$2,116
Unrealized gain (loss) on securities	4	19
Comprehensive income (loss)	$(2,815)	$2,135

Reclassification

Certain prior year accounts have been reclassified to conform to the current year presentation.

Note 2 – Inventory

The components of inventory consist of the following (in thousands):

	February 2, 2001	October 31, 2000
Raw materials	$1,258	$1,354
Work in process	9,475	5,986
Finished goods	535	453
	11,268	7,793
Precontract costs	288	2,583
	$11,556	$10,376

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At February 2, 2001 and January 28, 2000, the inventoried variance was approximately $986,000 and $1,690,000, respectively, and was included in work in process. At October 31, 2000 and 1999, the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end.

Note 3 – Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standard No.133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which, for the Company, was effective November 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the financial statements, since the Company currently does not invest in derivative instruments and engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and is required to be adopted by the Company no later than the fourth quarter of fiscal 2001. The Company does not believe the adoption of SAB 101, if applicable, will be material to its operating results and financial position.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," which contains rules designed to clarify the application of APB No. 25. Certain elements of FIN 44 became effective on July 1, 2000, and the adoption of the interpretation was not material to the operating results and financial position of the Company.

Note 4 – Segmented Reporting

The Company adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," at October 31, 1999. SFAS 131 establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision-maker in deciding the allocation of resources and assessment of performance.

Financial data by segment for the three-month period ended February 2, 2001 is as follows (in thousands):

	Applied Signal Technology	eNetSecure	Transcendent Technologies	Consolidated Total

Revenues:	$21,567	$80	$50	$21,697

Operating expenses:	$22,801	$1,883	$1,106	$25,790

Interest income:	$129	$9	$16	$154

Interest expense:	($12)	($8)	–	($20)

Net income (loss):	$24	($1,803)	($1,040)	($2,819)

Total assets:	$78,213	$1,422	$858	$80,493

For period ended January 28, 2000, the Company was organized in one reportable segment.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following information should be read in conjunction with the attached financial statements and notes thereto.

Forward-looking statements in this report are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. In this report, the words "anticipates," "believes," " expects," "future," "intends," and similar expressions identify forward-looking statements. Shareholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained under the caption, "Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price," and other risks detailed from time to time in the Company’s periodic reports and other information filed with the Securities and Exchange Commission. Actual events and results may differ materially from the Company’s current expectations and beliefs.

Description of the Business

Applied Signal Technology, Inc. ("Applied Signal Technology" or "the Company") designs, develops and manufactures signal-processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications, predominantly by the United States Government and allied foreign governments. Signal reconnaissance systems are composed of collection equipment and processing equipment. Collection equipment consists of sophisticated receivers that scan the radio frequency (RF) spectrum (for example, cellular telephone, microwave, ship-to-shore, and military transmissions) to collect certain signals from, potentially, thousands of signals within the RF spectrum. Signal processing equipment, using sophisticated software and hardware, evaluates the characteristics of the collected signals and selects signals that are likely to contain relevant information. Since inception, the Company has focused its efforts primarily on processing equipment, but also provides specialized collection equipment, as well as complete systems.

Signal Reconnaissance

In recent years, accurate and comprehensive information regarding foreign affairs and developments has become increasingly important to the United States Government. The reduction of United States military tactical forces overseas, coupled with political instability in certain regions such as the Middle East, Eastern Europe, Africa, and Central and South America, has heightened the United States Government’s need to be able to monitor overseas activities. In order to obtain information about activities within foreign countries, the United States Government gathers and analyzes telecommunication signals emanating from those countries.

Additionally, the use of established telecommunication technologies has increased throughout the world, and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the radio frequency spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment as well as the expansion of the global information network (that is, the Internet) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal reconnaissance equipment capable of collecting and processing an increased volume of signals as well as new types of signals.

Traditionally, organizations within the United States Government have satisfied their signal reconnaissance needs by first identifying their specific requirements and then contracting with government contractors to provide equipment. Contractors typically designed and built custom signal processing systems optimized to satisfy the particular needs of various agencies. Development of custom systems usually required many years of effort and involved great expense. The time required to develop these systems often meant that when a system was delivered, it did not address new telecommunication technologies that had evolved during the development process. These factors, combined with growing budgetary constraints, have caused many agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly.

The Company devotes significant resources toward understanding the United States Government’s signal reconnaissance goals, capabilities, and perceived future needs. The Company obtains information about these signal reconnaissance needs through frequent marketing contacts between its employees and technical and contracting officials of the United States Government. The Company believes that it has much more marketing contact with customers and potential customers than is customary among its competitors. In addition, the Company invests in research and development (R&D) which it anticipates will enable it to develop signal reconnaissance equipment that meets these needs. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors. (See "Research and Development.")

The Company’s signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. The Company believes its products can be readily deployed in a wide variety of circumstances to meet current United States Government signal reconnaissance requirements. The Company designs its products to use advanced circuitry and highly integrated components. This enables the Company to offer products that are smaller, consume less power, and cost customers less when multiple units are built than equipment of similar functionality that use fewer advanced designs and materials.

Subsidiaries

The Company believes that its products have commercial applications. Accordingly, in order to focus on the commercial sales of its products, Applied Signal Technology formed two new wholly owned subsidiary corporations, Transcendent Technologies, Inc. ("Transcendent Technologies") and eNetSecure, Inc. ("eNetSecure"), during the second quarter of fiscal year 2000.

Transcendent Technologies, Inc.

The volume of data transferred and made available to individuals is growing rapidly worldwide. Given the increasing constraints on satellite bandwidth and wireless spectrum availability, satellite service providers are confronted with the constant demands of finding more sophisticated ways to provide reliable signal quality to their customers while meeting increasing capacity demands. As wireless transport becomes an important part of the global information network by providing "last mile" connectivity, the need to provide bandwidth efficient communications techniques, as well as effectively manage these networks, only becomes more critical to the service providers’ success. This trend dictates maximum efficiency of frequency spectrum usage by the commercial telecommunications companies. The spectrum usage is especially critical in the band-limited radio frequency (RF) environment that communication satellite systems utilize. As these systems attempt to maximize this usage, there is an increasingly higher probability that data transfer will be impaired. This led Applied Signal Technology and Transcendent Technologies to believe that there will be a demand for sophisticated network management and spectrum monitoring systems designed to enhance the quality of satellite and terrestrial wireless communications.

eNetSecure, Inc.

As the world becomes more reliant upon data transfer and data access for its day-to-day activities (that is, e-commerce), it also becomes more vulnerable to unauthorized data access or manipulation, as well as data handling policy violations. This creates a need for a high degree of information assurance. This information assurance must be performed without impact upon the data transfer. Applied Signal Technology believed that some of the intellectual property it developed for signal reconnaissance positioned it to develop and market intrusion detection technology. In particular, the voice-grade channel processor technology developed over the years directly lends itself to passive network monitoring for both intrusion detection and policy enforcement.

Following its creation in 2000, eNetSecure pursued the development of this technology and produced the ICEMON product to provide passive monitoring of data networks to detect unauthorized system entry for the purpose of altering or pirating data. In parallel, eNetSecure pursued the provision of comprehensive intrusion detection services as a managed security service provider.

On February 27, 2001, Applied Signal Technology’s Board of Directors accepted the recommendation of eNetSecure to reintegrate eNetSecure into Applied Signal Technology. The primary reason for the reintegration was eNetSecure’ s inability to obtain adequate financing to satisfy its projected operational requirements. Applied Signal Technology believes in the viability of the ICEMON product and plans to continue to market and manufacture the product; however, Applied Signal Technology does not intend to act now as a managed security service provider.

Strategy

Applied Signal Technology’s objective is to anticipate the needs of the signal reconnaissance marketplace and to invest in research and development in an effort to provide solutions before the Company’s competitors. In some cases, this involves the development of equipment to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. The Company’s strategy is to aggressively pursue these objectives in its market area.

Three Months Ended February 2, 2001 Compared to Three Months Ended January 28, 2000

Results of Operations

Revenues and backlog. Revenues for the first quarter of fiscal 2001 were approximately $21,697,000, down 18% compared with first quarter of fiscal 2000 revenues of approximately $26,568,000. The reduction in 2001 first quarter revenues is due to a decrease in contract revenues caused by what the Company believes to be continued delays in the awarding of certain engineering development contracts and to fewer sales of the Company’s standard products.

New order levels for the first quarter of fiscal 2001 were approximately $12,318,000, down 20% from approximately $15,419,000 in the first quarter of fiscal 2000. The decrease in 2001 first quarter new order levels is due to what the Company believes to be the continued delays in the awarding of certain engineering development contracts.

The Company’s backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts (excluding unexercised options) was approximately $23,083,000 at February 2, 2001, a decrease of approximately 57% when compared to $53,824,000 at January 28, 2000. The decrease in backlog is attributable to the lower order levels during fiscal 2000.

Contract costs. Contract costs consist of direct costs on contracts, including materials, labor, and manufacturing overhead costs. Contract costs as a percentage of revenues were 69.4% for the first quarter of fiscal 2001 versus 61.8% for the same period of fiscal 2000. Contract costs as a percentage of revenues increased primarily due to a higher manufacturing overhead rate applied during the first quarter of fiscal 2001 compared to the same period of fiscal 2000.

Research and Development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through the Company’s billing rates and expenditures funded by the Company from earnings. It is the Company’s accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 — Inventory.") Research and development expenses as a percentage of revenues were 21.4% and 8.8% for the first quarter of fiscal years 2001 and 2000, respectively. The increase in R&D expenses as a percentage of revenues for the first quarter of fiscal 2001 is due, in part, to the Company concentrating its research and development spending on key initiatives while awaiting the award of certain engineering development contracts, and, in part, to approximately $1,218,000 of research and development spending incurred by the Company’s subsidiaries.

General and administrative. General and administrative expenses include administrative salaries, costs related to the Company’s marketing and proposal activities, and other administrative costs. It is the Company’s accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 — Inventory.") General and administrative expenses were approximately $6,089,000 or 28.1% of revenues for the first quarter of fiscal 2001 compared to approximately $4,703,000 or 17.7% of revenues for the same period of fiscal 2000. General and administrative expenses expressed as a percent of revenues were higher during the first quarter of fiscal 2001 compared to the same period of fiscal 2000 due, in part, to a higher indirect rate application estimated for fiscal 2001 compared to the rate application estimated for fiscal 2000 (see "Notes to Financial Statement; Note 2 — Inventory.") and, in part, to approximately $1,435,000 of general and administrative expenses incurred by the Company’s subsidiaries.

Interest income/(expense), net. For the first quarter ended February 2, 2001, net interest income was approximately $134,000, down from $324,000 net interest income for the same period of fiscal 2000. The decrease in net interest income for the first quarter of fiscal 2001 is due to lower average cash balances in the current year period.

Provision for income taxes. The Company’s estimated annual effective tax rate for the quarter ended February 2, 2001 was a benefit rate of 29% compared to a 38% effective rate for the comparable period in 2000. The Company’s projected annual effective benefit tax rate for 2001 is calculated based on the projected losses for the year, and reflects the benefit of potential carryback claims to recover previously paid taxes. The Company’s estimated annual effective tax rate of 38% for 2000 reflects benefits of federal and state income tax credits.

Analysis of Liquidity and Capital Resources

The Company’s primary sources of liquidity during the first quarter of fiscal 2001 were the cash flows generated from maturities of investments and the issuance of common stock through its employee stock purchase plan. During the first quarter of fiscal 2000, the primary source of liquidity was the cash flow generated from operations as well as the issuance of common stock through its employee stock purchase plan.

The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank’s reference rate (8.5% as of February 2, 2001). At both February 2, 2001 and October 31, 2000 this facility had not been utilized. As of February 2, 2001 and October 31, 2000, the Company was in compliance with the bank’s required covenants and restrictions, with the exception of the profitability covenant. The Company violated the profitability covenant in the fourth quarter of fiscal 2000 and the first quarter of 2001. The bank waived this violation for the fourth quarter of fiscal 2000. As of the filing of this report, the bank had not waived the violation of the profitability covenant for the first quarter of fiscal 2001. The Company believes the bank is concerned about potential future violations of the profitability covenant. The Company is currently working with the bank to try and maintain its line of credit. The line of credit expires on March 15, 2002; the Company intends to seek renewal of the line at that time. No assurance can be given that the line of credit will be renewed.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable, and the change in inventories held by the Company. During the first three months of fiscal 2001, approximately $7,771,000 was used by operating activities compared to approximately $901,000 provided during the comparable period of fiscal 2000. The net loss for the first quarter of fiscal 2001 used cash of approximately $2,819,000 compared to cash provided of approximately $2,116,000 for the comparable period of fiscal 2000. Cash used by accounts receivable during the first quarter of fiscal 2001 was approximately $2,535,000 compared to cash provided of approximately $2,502,000 during the first quarter of fiscal 2000. The cash used by accounts receivable during the first quarter of fiscal 2001 was due to a one-time billing of higher than projected indirect rates for fiscal 2000. Cash used by inventory, prepaids and other assets during the first quarter of fiscal 2001 was approximately $1,335,000 compared to cash used of approximately $2,341,000 during the comparable period of fiscal 2000. The primary reason for the decrease in cash used was due to the increased contract risk activity caused by the application of higher than projected indirect rates at the end of fiscal 2000.

Net cash from investing activities. Cash used in investing activities during the first three months of fiscal 2001 was approximately $1,223,000 compared to approximately $8,999,000 used in investing activities during the same period of fiscal 2000. In the first quarter of fiscal 2001, maturities of available-for-sale securities provided cash of approximately $2,029,000, while the Company used cash of approximately $8,000,000 to purchase such securities during the comparable period of fiscal 2000. Additions to property and equipment were approximately $3,252,000 and $999,000 in the first three months of fiscal 2001 and 2000, respectively. The additions to property and equipment include the additional facility on the Company’s Sunnyvale, California campus.

Net cash from financing activities. Cash provided by financing activities during the first three months of fiscal 2001 was approximately $615,000 as compared to cash provided by financing activities of approximately $602,000 during the same period of fiscal 2000. The source of cash provided by financing activities in both periods was the issuance of common stock under the Company’s employee stock purchase plan, which was partially offset by dividend payments.

The Company believes that the funds generated from operations and existing working capital will be sufficient to meet its cash needs for the next twelve months.

Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price

The Company’s future operating results and stock price may be subject to volatility, particularly on a quarterly basis, due to the following:

Customer Concentration. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of Applied Signal Technology’s revenues. Future reductions in United States Government spending on signal reconnaissance and communications equipment or future changes in the kind of signal reconnaissance and communications products or services required by the United States Government agencies, could limit demand for the Company’s products, which would have a material adverse effect on the Company’s operating results and financial condition.

Also, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of spending on signal reconnaissance and communications equipment by the defense and intelligence agencies that have historically been the Company’s major customers. The Company believes that the United States Government may compensate for reductions in spending by these agencies with increases in spending for signal reconnaissance and communications equipment by other Government agencies. However, the Company’s contacts with other Government agencies are not as strong as they are with the agencies with which it has historically dealt. There is no assurance that any reduction in spending by the agencies with which the Company has historically dealt will be offset by other United States Government agencies, and even if other agencies increase spending for signal reconnaissance and communications equipment there is no assurance that the Company will secure the same amount of work from such other agencies. As a result, demand for the Company’s products could decline, which would have a material adverse effect on the Company’s operating results and financial condition.

In addition, as a supplier of these agencies, the Company must comply with numerous regulations, including regulations governing security and contracting practices. Failure to comply with these regulations could disqualify the Company as a supplier of these agencies, which would have a material adverse effect on the Company’s operating results and financial condition.

Revenue Concentration. Due to the award of certain larger contracts, Applied Signal Technology has experienced a significant concentration of revenues from a single contract in recent periods. It is anticipated that this contract will complete by the middle of fiscal year 2001 and should decline as a percentage of fiscal 2001 revenues and 17% of first quarter 2000 revenues. This contract comprised 12% of first quarter 2001 revenues. This contract may be terminated at the sole discretion of the United States Government. If this contract or other large contracts of the Company were terminated, this could have a material adverse effect on the Company’s future operating results and financial condition.

Competition. The telecommunication signal processing market is highly competitive and Applied Signal Technology expects that competition will increase in the future. Some of the Company’s current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company’s future operating results and financial condition.

Dependence Upon Personnel. Applied Signal Technology’s ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. During the last few years, the Company experienced difficulty in attracting new talent due to an increasingly competitive market for qualified personnel. In California, the Company must compete for new talent in the telecommunications sector, which employs a large number of the people the Company seeks to hire. Also, the Company has difficulty in recruiting new staff capable of obtaining the necessary security clearance. (See "Employees.") The Company maintains offices in Annapolis Junction, Maryland; Herndon, Virginia; Hillsboro, Oregon; and Salt Lake City, Utah, providing it the ability to attract and retain qualified personnel in areas outside of California. The Company believes these offices, in addition to the increased investment made in the Company’s engineering staff during fiscal 2000, should allow it to successfully attract and retain qualified employees. Failure to do so could have a material adverse effect on the Company’s operating results and financial condition.

Risk of Fixed Price and Contract Terminations. A significant portion of Applied Signal Technology’s revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies, or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company’s future results of operations and financial condition.

In addition, almost all of the Company’s contracts contain termination clauses, which permit contract termination upon the Company’s default or for the convenience of the other contracting party. In either case, termination could adversely affect the Company’s operating results. Although the Company has not experienced any material contract terminations to date, there can be no assurance that such terminations will not occur in the future.

Potential Fluctuations in Quarterly Results and Market Volatility. Applied Signal Technology has experienced significant fluctuations in operating results from quarter to quarter and expects that it will continue to experience such fluctuations in the future. These fluctuations are caused by, among other factors, conditions inherent in government contracting and the Company’s business, such as the timing of cost and expense recognition for contracts and the United States Government contracting and budget cycles. Fluctuations in quarterly results, shortfalls in revenues or earnings from levels forecast by securities analysts, changes in estimates by analysts, competition, or announcements of extraordinary events such as acquisitions or litigation may cause the price of the Company’s common stock to fluctuate substantially. In addition, there can be no assurance that an active trading market will be sustained for the Company’s common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have been unrelated or disproportionately related to the operating performance of such companies. These fluctuations as well as general economic and market conditions may adversely affect the future market price of the Company’s common stock.

Rapid Technological Change. The market for Applied Signal Technology products is characterized by rapidly changing technology. The Company believes that it has been successful to date in identifying certain signal reconnaissance and industrial marketplace needs early, investing in research and development to meet these needs, and delivering products before the Company’s competitors. The Company believes that its future success will depend upon continuing to develop and introduce, in a timely manner, products capable of collecting or processing new types of telecommunications signals. There can be no assurance that the Company will be able to develop and market new products successfully in the future or respond effectively to technological changes, such as data encryption technology and others, or that new products introduced by others will not render the Company’s products or technologies noncompetitive or obsolete.

Dependence Upon Certain Suppliers. Although Applied Signal Technology procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of the Company’s products contain critical components like single board computers available solely from Motorola and Force Computers, and field programmable gate arrays available solely from Xilinx, Inc. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require the Company to re-engineer its products, or both, which could delay the Company’s shipment of its products and could have a material adverse effect on the Company’s operating results and financial condition.

Business Disruption. Applied Signal Technology’s corporate headquarters, including most of its research and development operations and production facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant earthquake could materially affect operating results. The Company is not insured for most losses and business interruptions of this kind.

California’s current energy crisis could present a risk to the Company if prolonged power outages or repeated power outages were to occur. Such power disruptions could have a material adverse impact on the Company’s business operations. The Company is not insured against such power disruptions. To date, the Company has not experienced any prolonged or repeated power disruptions that have had a material impact on its business operations.

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

The Company’s efforts in this area have been successful to date. The Company has transitioned all of its systems to the new millennium without experiencing significant problems in any of its product, infrastructure, or business partner programs.

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

Investment in Subsidiaries. During fiscal 2000, Applied Signal Technology created two new wholly owned subsidiary corporations, Transcendent Technologies and eNetSecure.

During fiscal 2000, the Company funded Transcendent Technologies with $3,000,000 plus intellectual property and capital equipment. On February 27, 2001, Applied Signal Technology’s Board of Directors approved a $1,000,000 loan to Transcendent Technologies. The loan will mature one year from the date of the first advance under the loan. As a condition to the extension of the loan, Transcendent Technologies issued a warrant to Applied Signal Technology for the purchase of 500,000 shares of common stock of Transcendent Technologies at a price of $2.00 per share, which will be exercisable until the earlier of ten years from its date of issuance or the occurrence of a liquidity event with respect to Transcendent Technologies. This loan is expected to fund Transcendent Technologies through May 2001.

The inability of Transcendent Technologies to secure adequate financing during fiscal 2001 could have an adverse material impact on its ability to continue operations during fiscal 2001.

There are inherent risks with investing in start-up businesses; however, Applied Signal Technology believes that a market does exist for the products offered by Transcendent Technologies. There can be no assurances, however, that such a market exists. Even if it does exist, the failure to develop the correct products for the appropriate market could have a material adverse effect on Applied Signal Technology’s operating results and financial condition.

From its inception to February 27, 2001, the Company invested $5 million in eNetSecure plus the necessary capital equipment and intellectual property. On February 27, 2001 Applied Signal Technology’s Board of Directors accepted the recommendation of eNetSecure to reintegrate eNetSecure into Applied Signal Technology. In addition to the initial $5 million investment in eNetSecure, the Company will incur additional liabilities as a result of the eNetSecure reintegration. The Company estimates it will pay approximately $293,000 for employee severance and benefits. The Company also estimates it will assume equipment lease obligations of approximately $750,000. The Company believes it can utilize a portion of the leased equipment and may also be able to cancel one of eNetSecure’s lease agreements. The Company is currently assessing the remaining assets of eNetSecure to determine their usefulness to Applied Signal Technology.

Potential Impact of the Fiscal 2001 Indirect Rate Proposal. At the beginning of each fiscal year, the Company submits a proposal to the Defense Contract Audit Agency (DCAA) to establish the indirect rates that will be applied to the Company’s contracts with the United States Government during the fiscal year. The Company submitted its fiscal 2001 indirect rate proposal that includes a proposed maximum contribution by the Company to help reduce its fiscal 2001 indirect rates. The proposal was accepted by the Government. If the Company contributes the maximum proposed amount, there will be a material impact to the Company’s profitability and cash reserves. In the event the maximum contribution is made, the Company believes that it will incur a loss for fiscal 2001 but will still maintain adequate cash balances to continue operations.

Even though management will take what it believes to be the necessary actions to generate revenues and control costs, there can be no assurances that the Company will generate the revenues necessary to avoid further increases in its indirect rates. Failure to generate the necessary revenues or control costs could have a material adverse effect on the Company’s future operating results and financial condition.

Delays in the Receipt of Engineering Contracts. The Company believes it has experienced continued delays in the receipt of certain engineering development contracts. While the Company is working closely with its customers to try and capture what it believes to be sole-source orders, continued delays in the receipt of such orders could have a material adverse impact on the Company’s financial condition and operating results. There is no assurance that the Company is correct in its belief that these contracts are delayed. Rather, it may be the case that the contracts will not be awarded at all, or, if awarded, they may be awarded to persons other than the Company. The failure of the receipt of such contracts would have a material adverse impact on the Company’s financial condition and operating results.

Part II. Other Information

Item 5. Other Information

From its inception to February 27, 2001, the Company invested $5 million in eNetSecure plus the necessary capital equipment and intellectual property. On February 27, 2001 Applied Signal Technology’s Board of Directors accepted the recommendation of eNetSecure to reintegrate eNetSecure into Applied Signal Technology.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended February 2, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

Applied Signal Technology, Inc.

/James E. Doyle/ March 16, 2001

James E. Doyle
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)