Form 10-Q
period 2001-05-04
APPLIED SIGNAL TECHNOLOGY INC
filed 2001-06-15
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended May 4, 2001

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________________to ____________________.

Commission file number 0-21236

Applied Signal Technology, Inc.

(Exact name of registrant as specified in its charter)
California (State or other jurisdiction of incorporation or organization)	77-0015491 (I.R.S. Employer Identification No.)

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

Common Stock, no par value, 9,584,983 shares outstanding as of June 8, 2001.

This Quarterly Report on Form 10-Q consists of 29 pages.

Index
Applied Signal Technology, Inc.

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets – May 4, 2001 and October 31, 2000

Statements of Operations – Three months ended May 4, 2001 and April 28, 2000, and six months ended May 4, 2001 and April 28, 2000

Statements of Cash Flows – Three months ended May 4, 2001 and April 28, 2000, and six months ended May 4, 2001 and April 28, 2000

Notes to Financial Statements – May 4, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I Financial Information

Item 1. Financial Statements

Applied Signal Technology, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

Assets	May 4, 2001 (Unaudited)	October 31, 2000 (Note)
Current assets:
Cash and cash equivalents	$10,114	$14,478
Short-term investments	–	2,029
Accounts receivable:
Billed	12,178	14,165
Unbilled	13,605	18,058
Total accounts receivable	25,783	32,223
Inventory	14,804	10,376
Prepaid and other current assets	3,487	3,474
Total current assets	54,188	62,580

Property and equipment, at cost:
Machinery and equipment	41,102	40,406
Furniture and fixtures	4,889	4,600
Leasehold improvements	12,292	8,755
Construction in process	288	624
	58,571	54,385
Accumulated depreciation and amortization	(36,674)	(33,871)
Net property and equipment	21,897	20,514

Long-term investments	–	1,997

Other assets	222	58

Total assets	$76,307	$85,149

Applied Signal Technology, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	May 4, 2001 (Unaudited)	October 31, 2000 (Note)
Current liabilities:
Accounts payable	$1,654	$2,253
Accrued payroll and related benefits	6,052	7,099
Other accrued liabilities	3,133	2,464
Income taxes payable	463	2,506
Total current liabilities	11,302	14,322

Deferred income taxes	70	70

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 9,357,531 at May 4, 2001 and 9,060,113 at October 31, 2000	24,078	22,789
Retained earnings	40,857	47,971
Accumulated other comprehensive loss	–	(3)
Total shareholders’ equity	64,935	70,757

Total liabilities and shareholders’ equity	$76,307	$85,149

Note: The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and features required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 4, 2001	April 28, 2000	May 4, 2001	April 28, 2000
Revenues from contracts	$ 17,590	$ 27,287	$ 39,287	$ 53,815

Operating expenses:
Contract costs	12,743	16,809	27,791	33,203
Research and development	4,745	3,213	9,398	5,555
General and administrative	4,527	3,769	10,616	8,472

Total operating expenses	22,015	23,791	47,805	47,230

Operating income (loss)	(4,425)	3,496	(8,518)	6,585
Interest income (expense), net	125	218	259	542
Income (loss) before provision (benefit) for income taxes	(4,300)	3,714	(8,259)	7,127
Provision (benefit) for income taxes	(1,172)	1,411	(2,312)	2,708

Net income (loss)	$ (3,128)	$ 2,303	$ (5,947)	$ 4,419

Net income (loss) per common share:
Basic	$ (0.33)	$ 0.26	$ (0.64)	$ 0.51
Diluted	$ (0.33)	$ 0.25	$ (0.64)	$ 0.49

Number of shares used in calculating net income (loss) per common share:
Basic	9,337	8,747	9,280	8,649
Diluted	9,337	9,154	9,280	9,002

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Six Months Ended
	May 4, 2001	April 28, 2000
Operating Activities:
Net income (loss)	$ (5,947)	$ 4,419
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,803	2,326
Changes in:
Accounts receivable	6,440	5,555
Inventory, prepaids and other assets	(4,605)	(5,203)
Accounts payable, income taxes payable and accrued liabilities	(3,039)	(2,798)
Net cash provided by (used in) operating activities	(4,348)	4,299

Investing Activities:
Purchases of available-for-sale securities	–	(10,019)
Maturities of available-for-sale securities	4,029	2,000
Additions to property and equipment	(4,186)	(2,435)
Net cash provided used in investing activities	(157)	(10,454)

Financing Activities:
Issuance of common stock	1,289	2,690
Dividends paid	(1,148)	(1,075)
Net cash provided by financing activities	141	1,615
Net decrease in cash and cash equivalents	(4,364)	(4,540)
Cash and cash equivalents, beginning of period	14,478	16,680
Cash and cash equivalents, end of period	$ 10,114	$ 12,140

Supplemental disclosures of cash flow information:
Interest paid	$ 42	$ 14
Income taxes paid	–	2,503

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Notes to Consolidated Financial Statements
(unaudited)
May 4, 2001

Note 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc ("Applied Signal Technology" or "the Company") designs, develops, and manufactures signal processing equipment to collect and process a wide range of telecommunication signals. This equipment is used for reconnaissance of foreign telecommunications, predominantly by the United States Government and allied foreign governments. In the second quarter of fiscal 2000, the Company formed two new wholly owned subsidiaries: Transcendent Technologies, Inc ("Transcendent"), a provider of sophisticated network management and spectrum monitoring systems, and eNet Secure, Inc. ("eNetSecure"), a developer and provider of network monitoring services for both intrusion detection and policy enforcement.

On February 27, 2001, the Company’s Board of Directors accepted the recommendation of eNetSecure to reintegrate eNetSecure into Applied Signal Technology. The primary reason for the reintegration was eNetSecure’s inability to obtain adequate financing to satisfy its projected operational requirements. In addition to its $5 million investment in eNetSecure, the Company incurred additional expenses and liabilities as a result of the eNetSecure reintegration. For information regarding the restructuring costs, please refer to "Note 4 — eNetSecure Reintegration."

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ending May 4, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2000.

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

Revenues from Contracts

Applied Signal Technology accounts for fixed price contracts using the percentage-of-completion method of accounting. Under this method, all contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. The Company accounts for cost reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred and estimated completion costs regularly and adjusts revenues and profits on contracts in the month in which changes become determinable.

To date, the Company’s subsidiary, Transcendent Technologies has not generated significant revenues. Prior to tis reintegration into the Company, eNetSecure did not generate significant revenues.

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

A reconciliation of shares used in the calculation of basic and diluted per share data follows (in thousands except per share data):
	Three Months Ended		Six Months Ended
	May 4, 2001	April 28, 2000	May 4, 2001	April 28, 2000
Numerator:
Net income (loss)	$ (3,128)	$ 2,303	$ (5,947)	$ 4,419

Denominator:
Shares used to compute net income per common share-basic	9,337	8,747	9,280	8,649
Effect of dilutive stock options	–	407	–	353
Shares used to compute net income per common share-diluted	9,337	9,154	9,280	9,002

Net income per common share-basic	$ (0.33)	$ 0.26	$ (0.64)	$ 0.51
Net income per common share-diluted	$ (0.33)	$ 0.25	$ (0.64)	$ 0.49

Approximately 104,000 and 244,000 stock options were excluded from the number of shares used to compute diluted net loss per common share for the three and six months ended May 4, 2001, respectively, as their effect would be antidilutive .

Dividends

In the third quarter of fiscal 2000, the Board of Directors declared a $0.25 per share dividend, payable over four quarters at the rate of $0.0625 per share per quarter. Payments are made to shareholders of record at July 28, 2000; October 31, 2000; January 26, 2001; and April 27, 2001; during the month following the record date. The Company paid dividends of $582,000 and $535,000 during the second quarter of fiscal years 2001 and 2000, respectively. In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend the dividend payment.

The components of comprehensive income, net of tax are as follows (in thousands):
	Three Months Ended		Six Months Ended
	May 4, 2001	April 28, 2000	May 4, 2001	April 28, 2000
Net income (loss)	$ (3,128)	$ 2,303	$ (5,947)	$ 4,419
Unrealized gain (loss) on securities	(1)	18	3	37
Comprehensive income (loss)	$ (3,129)	$ 2,321	$ (5,944)	$ 4,456

Note 2 – Inventory

The components of inventory consist of the following (in thousands):

	May 4, 2001	October 31, 2000
Raw materials	$1,399	$1,354
Work in process	12,828	5,986
Finished goods	562	453
	14,789	7,793
Precontract costs	15	2,583
	$14,804	$10,376

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At May 4, 2001 and April 28, 2000, the inventoried variance was approximately $2,091,000 and $3,758,000, respectively, and was included in work in process. At October 31, 2000 and 1999, the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end.

Note 3 – Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), " Accounting for Derivative Instruments and Hedging Activities," which was effective November 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the financial statements, since the Company currently does not invest in derivative instruments and engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB 101")," Revenue Recognition in Financial Statements." SAB 101 summarizes certain views of the SEC Staff in applying generally accepted accounting principles to revenue recognition in financial statements and is required to be adopted by the Company no later than the fourth quarter of fiscal 2001. The Company does not believe the adoption of SAB 101, if applicable, will be material to its operating results and financial position.

Note 4 – eNetSecure Reintegration

As a result of the February 2001 reintegration of eNetSecure, 19 employees were terminated and the Company incurred employee severance and benefits expenses of approximately $219,000 and paid approximately $58,000 in accrued vacation. Applied Signal Technology will continue to pursue opportunities related to eNetSecure’s product.

Note 5 – Restructuring

In order to better align its operating expenses with anticipated revenues, the Company reduced its workforce by 69 employees in April 2001 and in May reduced the workforce by an additional 61 employees. In total, the Applied Signal Technology staff has been reduced by approximately 25% since April 18, 2001, which includes approximately 80 technical employees and approximately 50 administrative employees. Through May 4, 2001, the Company has incurred approximately $371,000 in employee severance expenses and paid approximately $167,000 in accrued vacation. Applied Signal Technology expects to incur an additional $370,000 for employee severance and pay an additional $226,000 of accrued vacation by June 1, 2001. In addition, the company is currently trying to sublease a portion of its Sunnyvale, California facilities. Management believes that the cost reduction actions being taken in fiscal year 2001 will position the Company to be able to return to profitability in fiscal year 2002.

Note 6 – Segment Reporting

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

As of May 4, 2001, the eNetSecure reintegration into Applied Signal Technology was complete. This means that the financial information relating to eNetSecure and Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole, and not as individual reporting segments. As a result, there are two reportable segments at May 4, 2001.

Financial data by segment for the six-month period ended May 4, 2001 is as follows:

	Applied Signal Technology	Transcendent Technologies	Consolidated Total

Revenues:	$39,112	$175	$39,287
Operating expenses:	$45,220	$2,585	$47,805
Interest income:	$292	$18	$310
Interest expense:	($48)	($3)	($51)
Net income(loss):	($3,552)	($2,395)	($5,947)
Total assets:	$75,443	$864	$76,307

For period ended April 28, 2000, the Company was organized in one reportable segment.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following information should be read in conjunction with the attached financial statements and notes thereto.

Forward-looking statements in this report, including financial statements, are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. In this report, the words "anticipates," " believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Shareholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained under the caption, "Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price," and other risks detailed from time to time in the Company’s periodic reports and other information filed with the Securities and Exchange Commission. Actual events and results may differ materially from the Company’s current expectations and beliefs.

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

Transcendent Technologies, Inc.

The volume of data transferred and made available to individuals is growing rapidly worldwide. Given the increasing constraints on satellite bandwidth and wireless spectrum availability, satellite service providers are confronted with the constant demands of finding more sophisticated ways to provide reliable signal quality to their customers while meeting increasing capacity demands. As wireless transport becomes an important part of the global information network by providing "last mile" connectivity, the need to provide bandwidth efficient communications techniques, as well as to manage these networks effectively, only becomes more critical to the service providers’ success. This trend dictates maximum efficiency of frequency spectrum usage by the commercial telecommunications companies. The spectrum usage is especially critical in the band-limited radio frequency (RF) environment that communication satellite systems utilize. As these systems attempt to maximize this usage, there is an increasingly higher probability that data transfer will be impaired. This led Applied Signal Technology and Transcendent Technologies to believe that there will be a demand for sophisticated network management and spectrum monitoring systems designed to enhance the quality of satellite and terrestrial wireless communications.

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

On February 27, 2001, Applied Signal Technology’s Board of Directors accepted the recommendation of eNetSecure to reintegrate eNetSecure into Applied Signal Technology. The primary reason for the reintegration was eNetSecure’ s inability to obtain adequate financing to satisfy its projected operational requirements. During the second quarter of fiscal 2001, Applied Signal Technology completed the reintegration of eNetSecure. Applied Signal Technology believes in the viability of eNetSecure's product and plans to continue to market and manufacture the product; however, Applied Signal Technology does not intend to act now as a managed security service provider.

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

Three Months and Six Months Ended May 4, 2001 Compared to Three Months and Six Months Ended April 28, 2000

Results of Operations

Revenues and backlog. Revenues for the second quarter of fiscal 2001 were approximately $17,590,000, which represents a 36% decrease compared with the second quarter of fiscal 2000 revenues of approximately $27,287,000. Revenues for the first six months of fiscal 2001 were approximately $39,287,000, down 27% from revenues of $53,815,000 recorded during the first six months of fiscal 2000. The decline in revenues for the second quarter and first six months of fiscal 2001 is primarily due to a low order flow in fiscal 2000. This created a lower average backlog during the first and second quarters of fiscal 2001 when compared to the comparable periods in fiscal 2000. The lower average backlog during the first six months of fiscal 2001 is primarily due to the impact of what the Company believes to be continued delays in the awarding of certain significant engineering development contracts and to a lower backlog for the Company’s standard products. The Company believes that some of the anticipated major orders could be delayed until at least fiscal 2002. The net losses for the second quarter of fiscal 2001 and year-to-date are due to a decline in sales of the Company’s products and services, increased research and development spending and to subsidiary losses of approximately $2,382,000 and approximately $5,225,000 for the second quarter of fiscal 2001 and year-to-date, respectively.

New orders received during the second quarter of fiscal 2001 were $29,113,000, up 57% from the $18,558,000 of orders received during the second quarter of fiscal 2000. Order levels for the first six months of fiscal 2001 were $41,431,000, up 22% compared to the $33,978,000, reported for the same period of fiscal 2000. The increase in new orders during the second quarter is due to the award of new engineering work and certain delayed engineering orders.

The Company’s backlog, which consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options), was approximately $34,636,000 at May 4, 2001, a decrease of 14% when compared to approximately $40,114,000 at April 28, 2000. Backlog will be decreased by approximately $5.2 million once two major contracts are modified to reflect their closure. The contract closure of the first major contract was anticipated, while the early closure of the second major contract was not. The current decrease in the backlog balance is primarily due to the impact of what the Company believes to be continued delays in the awarding of certain significant engineering development contracts and to a lower demand for the Company’s standard products.

Outlook. The Company believes its anticipated revenues for fiscal 2001 could be 25 to 35% lower than fiscal 2000. The decline in anticipated revenues is due, in part, to what the Company believes to be continued delays in the awarding of certain significant engineering development contracts and, in part, to the unanticipated early contract closeout of three significant engineering development contracts. In order to better align its operating expenses with anticipated revenues, the Company reduced its workforce by 69 employees in April 2001 and in May reduced its workforce by an additional 61 employees. The total staff reductions since April 18, 2001 are 130 employees or approximately 25% of the staff. As a result of the staff reductions, research and development spending, overhead spending and marketing expenditures will be reduced. In addition, the Company is currently trying to sublease a portion of its Sunnyvale, California facilities. Management believes that the cost reduction actions being taken during fiscal 2001 will position the Company to return to profitability in fiscal 2002.

Contract costs. Contract costs consist of direct costs on contract, including materials, labor, and manufacturing overhead costs. Contract costs as a percentage of revenues were 72.4% for the second quarter of fiscal 2001 compared to 61.6% for the same period of fiscal 2000. Contract costs as a percentage of revenues for the six months ended May 4, 2001 and April 28, 2000 were 70.7% and 61.7%, respectively. Contract costs as a percentage of revenues increased for the second quarter and first six months of fiscal 2001 primarily due to a higher manufacturing overhead rate applied during fiscal 2001 periods compared to the same periods of fiscal 2000.

Research and Development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through the Company’s billing rates and expenditures funded by the Company from earnings. It is the Company’s accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 — Inventory.") Research and development expenses as a percentage of revenues were 27.0% and 11.8% for the second quarter of fiscal years 2001 and 2000, respectively. For the first six months of fiscal years 2001 and 2000, research and development expenses as a percentage of revenues were 23.9% and 10.3%, respectively. The increase in R&D expenses as a percentage of revenues for the second quarter and first six months of fiscal 2001 is due, in part, to the Company continuing its research and development spending on key initiatives while awaiting the award of certain engineering development contracts, and, in part, to approximately $2,092,000 of research and development spending incurred by the Company’s subsidiaries during the first six months of fiscal 2001.

General and administrative. General and administrative expenses include administrative salaries, costs related to the Company’s marketing and proposal activities, and other administrative costs. It is the Company’s accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 — Inventory.") General and administrative expenses were approximately $4,527,000 or 25.7% of revenues for the second quarter of fiscal 2001 compared to approximately $3,769,000 or 13.8% of revenues for the same period of fiscal 2000. General and administrative expenses for the first six months of fiscal 2001 were approximately $10,616,000 or 27.0% of revenues compared to approximately $8,472,000 or 15.7% of revenues for the same period of fiscal 2000. General and administrative expenses, both in dollars and as a percent of revenues were higher during the second quarter and first six months of fiscal 2001 compared to the same period of fiscal year 2000 due, in part, to a higher indirect rate application estimated for fiscal year 2001 compared to the rate application estimated for fiscal 2000 (see "Notes to Financial Statements; Note 2 — Inventory.") and, in part, to approximately $2,769,000 of general and administrative expenses incurred by the Company’s subsidiaries during the first six months of fiscal 2001.

Interest income (expense), net. Net interest income for the second quarter of fiscal 2001 was approximately $125,000, down 42.7% from net interest income of approximately $218,000 for the second quarter of fiscal 2000. Net interest income for the first six months of fiscal 2001 was approximately $259,000, down 52.2% compared to approximately $542,000 reported for the same period of fiscal 2000. The decrease in net interest income for the second quarter and first six months of fiscal 2001 is due to lower average cash balances in the current year period when compared to the same period of fiscal 2000.

Provision for income taxes. The Company’s estimated annual effective tax rate for the six months ended May 4, 2001 was a benefit rate of 28% compared to a 38% effective tax rate for the comparable period in fiscal 2000. The Company’s projected annual effective benefit tax rate for fiscal 2001 is calculated based on the projected losses for the year and reflects the benefit of potential carryback claims to recover previously paid taxes. The Company’s estimated annual effective tax rate of 38% for fiscal 2000 reflects benefits of federal and state income tax credits.

Analysis of Liquidity and Capital Resources

The Company’s primary sources of liquidity during the second quarter and first six months of fiscal 2001 were the cash flows generated from accounts receivable, the maturities of investments and the issuance of common stock through its employee stock purchase plan. The primary sources during the second quarter and first six months of fiscal 2000 were cash flows generated from net income, accounts receivable, and issuance of common stock.

The Company has a $3,000,000 unsecured, revolving line of credit for short-term cash requirements bearing interest at the bank’s reference rate (7.5% as of May 4, 2001). At both May 4, 2001 and October 31, 2000 this facility had not been utilized. As of May 4, 2001, the Company was not in compliance with the profitability covenant, although it was in compliance with the other covenants and restrictions. The bank has informed the Company that there will be no advances or loans made under the facility. The Company is currently working with the bank to try and develop an appropriate line of credit so it can borrow against it if necessary. The current line of credit expires on March 15, 2002; the Company intends to seek renewal of the line at that time. The Company is also currently investigating alternative financing sources. No assurance can be given that the line of credit will be renewed, that any advances can be obtained under the line of credit, or that an alternative financing source can be obtained.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income (loss), changes in the amount of investment in accounts receivable, and the change in inventories held by the Company. During the first six months of fiscal 2001, approximately $4,348,000 was used by operating activities compared to approximately $4,299,000 provided during the comparable period of fiscal 2000. The net loss for the first six months of fiscal 2001 used cash of approximately $5,947,000 compared to cash provided from net income of approximately $4,419,000 for the comparable period of fiscal 2000. Cash provided by accounts receivable during the first six months of fiscal 2001 was approximately $6,440,000 compared to cash provided of approximately $5,555,000 during the comparable period of fiscal 2000. The cash provided by accounts receivable during the second quarter of fiscal 2001 was primarily due to collecting the first quarter fiscal 2001 billing of the higher than projected indirect rates for fiscal 2000. Cash used by inventory, prepaids and other assets during the first six months of fiscal 2001 was approximately $4,605,000 compared to cash used of approximately $5,203,000 during the comparable period of fiscal 2000. The primary reason for the decrease in cash used was the lower inventoried indirect rate variance.

Net cash from investing activities. Cash used in investing activities during the first six months of fiscal year 2001 was approximately $157,000 compared to approximately $10,454,000 used in investing activities during the same period of fiscal 2000. During the first six months of fiscal 2001, maturities of available-for-sale securities provided cash of approximately $4,029,000, while the Company used cash of approximately $8,019,000, net, to purchase such securities during the comparable period of fiscal 2000. Additions to property and equipment were approximately $4,186,000 and approximately $2,435,000 during the first six months of fiscal 2001 and 2000, respectively. The fiscal 2001 increase was due to the addition of a new building in Sunnyvale, California and to the acquisition of property and equipment by the Company’s two subsidiaries.

Net cash from financing activities. Cash provided by financing activities during the first six months of fiscal 2001 was approximately $141,000 as compared to cash provided by financing activities of approximately $1,615,000 during the same period of fiscal 2000. The source of cash provided by financing activities in both periods was the issuance of common stock under the Company’s employee stock purchase plan, which was partially offset by dividend payments. In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend the dividend payment.

The Company believes that the funds generated from operations and existing working capital will be sufficient to meet its operating cash needs for the next twelve months.

Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price

The Company’s future operating results and stock price may be subject to volatility, particularly on a quarterly basis, or decline due to the following:

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

Revenue Concentration. Due to the award of certain larger contracts, Applied Signal Technology has experienced a significant concentration of revenues from a single contract in recent periods. It is anticipated that this contract will complete by December 2001 and should decline as a percentage of fiscal 2001 revenues. This contract comprised 11% of revenues for the first six months of fiscal 2001 compared to 14% for the first six months of fiscal 2000. This contract may be terminated at the sole discretion of the United States Government. If this contract or other large contracts of the Company were terminated, this could have a material adverse effect on the Company’s future operating results and financial condition.

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

Risk of Fixed Price and Contract Closures and Terminations. A significant portion of Applied Signal Technology’s revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies, or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company’s future results of operations and financial condition.

The Company received three unanticipated early contract closure notices during the second quarter of fiscal 2001. These contract closures had a material adverse effect on the Company's ability to generate future revenues. There can be no assurances that such unanticipated early contract closures will not occur in the future.

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

Potential Fluctuations in Quarterly Results and Market Volatility. Applied Signal Technology has experienced significant fluctuations in operating results from quarter to quarter and expects that it will continue to experience such fluctuations in the future. These fluctuations are caused by, among other factors, conditions inherent in government contracting and the Company’s business, such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, and the delays in contract awards. Fluctuations in quarterly results, shortfalls in revenues or earnings from levels forecast by securities analysts, changes in estimates by analysts, competition, or announcements of extraordinary events such as acquisitions or litigation may cause the price of the Company’s common stock to fluctuate substantially. In addition, there can be no assurance that an active trading market will be sustained for the Company’s common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have been unrelated or disproportionately related to the operating performance of such companies. These fluctuations as well as general economic and market conditions may adversely affect the future market price of the Company’s common stock.

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

Investment in Transcendent Technologies. During fiscal 2000, Applied Signal Technology created a new wholly owned subsidiary, Transcendent Technologies.

During fiscal 2000, the Company funded Transcendent Technologies with $3,000,000 plus intellectual property and capital equipment. On February 27, 2001, Applied Signal Technology’s Board of Directors approved a $1,000,000 loan to Transcendent Technologies. The loan will mature one year from the date of the first advance under the loan. As a condition to the extension of the loan, Transcendent Technologies issued a warrant to Applied Signal Technology for the purchase of 500,000 shares of common stock of Transcendent Technologies at a price of $2.00 per share, which will be exercisable until the earlier of ten years from its date of issuance or the occurrence of a liquidity event with respect to Transcendent Technologies. This loan funded Transcendent Technologies through May 2001.

As of the beginning of June 2001, Transcendent Technologies had exceeded the $1 million loan approved by Applied Signal Technology. Transcendent Technologies is currently in negotiations to try to secure financing. In the meantime, Applied Signal Technology continues to fund Transcendent Technologies on a weekly basis. In the event Transcendent Technologies is not successful in securing the necessary financing, Applied Signal Technology will consider its options at that time. The inability of Transcendent Technologies to secure adequate financing during the third quarter of fiscal 2001 could have an adverse material impact on its ability to continue operations.

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

Potential Impact of the Fiscal 2001 Indirect Rate Proposal. At the beginning of each fiscal year, the Company submits a proposal to the Defense Contract Audit Agency (DCAA) to establish the indirect rates that will be applied to the Company’s contracts with the United States Government during the fiscal year. The Company submitted its fiscal 2001 indirect rate proposal that includes a proposed maximum contribution by the Company to help reduce its fiscal 2001 indirect rates. The proposal was accepted by the Government. If the Company contributes the maximum proposed amount, and the Company believes it will, there will be a material impact to the Company’s profitability and cash reserves. In the event the maximum contribution is made, the Company believes it will incur a material loss for fiscal 2001 but will still maintain adequate cash balances to continue operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held March 15, 2001.

The shareholders approved a proposal to elect three Class I Directors of the Board of Directors of the Company to serve until the 2003 Annual Meeting of Shareholders and/or until their respective successors are duly elected and qualified. The proposal received the following votes:

	For	Withheld	Broker Non-Votes
John P. Devine	7,675,644	760,384
David D. Elliman	7,685,559	750,469
Gary L. Yancey	7,664,382	771,646

The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending October 31, 2001. The proposal received the following votes:

For	Against	Abstentions	Broker Non-Votes
8,331,287	25,077	79,664

The shareholders approved the Company’s 2001 Stock Option Plan.

For	Against	Abstentions	Broker Non-Votes
3,606,404	1,548,793	114,130	3,166,701

The shareholders approved the amending of the 1993 Employee Stock Purchase Plan.

For	Against	Abstentions	Broker Non-Votes
4,112,656	1,014,397	142,274	3,166,701

Item 5. Other Information

eNetSecure Reintegration

From its inception to February 27, 2001, the Company invested $5 million in eNetSecure plus the necessary capital equipment and intellectual property. On February 27, 2001 Applied Signal Technology’s Board of Directors accepted the recommendation of eNetSecure to reintegrate eNetSecure into Applied Signal Technology.

Dividends

In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend the dividend payment.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

The Company filed one report on Form 8-K during the three months ended May 4, 2001. The report dealt with the Company’s plan to reduce operating costs and was filed on April 18, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

Applied Signal Technology, Inc.

/James E. Doyle/ June 15, 2001

James E. Doyle
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)