Form 10-Q
period 2001-08-03
APPLIED SIGNAL TECHNOLOGY INC
filed 2001-09-17
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended August 3, 2001

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

Common Stock, no par value, 9,592,308 shares outstanding as of September 7, 2001.

This Quarterly Report on Form 10-Q consists of 28 pages.

Index
Applied Signal Technology, Inc.

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets – August 3, 2001 and October 31, 2000

Statements of Operations – Three months ended August 3, 2001 and July 28, 2000, and nine months ended August 3, 2001 and July 28, 2000

Statements of Cash Flows – Three months ended August 3, 2001 and July 28, 2000, and nine months ended August 3, 2001 and July 28, 2000

Notes to Financial Statements – August 3, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II Other Information

Item 1. Legal Proceedings

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I Financial Information

Item 1. Financial Statements

Applied Signal Technology, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

Assets	August 3, 2001 (Unaudited)	October 31, 2000 (Note)
Current assets:
Cash and cash equivalents	$5,385	$14,478
Short-term investments	—	2,029
Accounts receivable:
Billed	12,748	14,165
Unbilled	11,693	18,058
Total accounts receivable	24,441	32,223
Inventory	10,476	10,376
Refundable income taxes	2,472	—
Prepaid and other current assets	3,618	3,474
Total current assets	46,392	62,580

Property and equipment, at cost:
Machinery and equipment	40,950	40,406
Furniture and fixtures	4,892	4,600
Leasehold improvements	12,324	8,755
Construction in process	72	624
	58,238	54,385
Accumulated depreciation and amortization	(37,623)	(33,871)
Net property and equipment	20,615	20,514

Long-term investments	—	1,997

Other assets	298	58

Total assets	$67,305	$85,149

Applied Signal Technology, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	August 3, 2001 (Unaudited)	October 31, 2000 (Note)
Current liabilities:
Accounts payable	$2,055	$2,253
Accrued payroll and related benefits	3,839	7,099
Other accrued liabilities	2,368	2,464
Income taxes payable	—	2,506
Total current liabilities	8,262	14,322

Deferred income taxes	70	70

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 9,592,308 at August 3, 2001 and 9,060,113 at October 31, 2000	24,880	22,789
Retained earnings	34,093	47,971
Accumulated other comprehensive loss	—	(3)
Total shareholders’ equity	58,973	70,757

Total liabilities and shareholders’ equity	$67,305	$85,149

Note: The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and features required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 3, 2001	July 28, 2000	August 3, 2001	July 28, 2000
Revenues from contracts	$ 15,396	$ 25,173	$ 54,683	$ 78,988

Operating expenses:
Contract costs	16,234	19,290	43,810	52,493
Research and development	3,426	4,133	12,741	9,688
General and administrative	3,618	4,212	13,855	12,684
Restructuring costs	1,584	—	2,261	—

Total operating expenses	24,862	27,635	72,667	74,865

Operating income (loss)	(9,466)	(2,462)	(17,984)	4,123
Interest income (expense), net	71	233	330	775
Income (loss) before provision (benefit) for income taxes	(9,395)	(2,229)	(17,654)	4,898
Provision (benefit) for income taxes	(2,631)	(1,680)	(4,943)	1,028

Net income (loss)	$ (6,764)	$ (549)	$ (12,711)	$ 3,870

Net income (loss) per common share:
Basic	$ (0.71)	$ (0.06)	$ (1.36)	$ 0.44
Diluted	$ (0.71)	$ (0.06)	$ (1.36)	$ 0.43

Number of shares used in calculating net income (loss) per common share:
Basic	9,520	8,889	9,359	8,730
Diluted	9,520	8,889	9,359	9,028

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Nine Months Ended
	August 3, 2001	July 28, 2000
Operating Activities:
Net income (loss)	$ (12,711)	$ 3,870
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,752	3,236
Changes in:
Accounts receivable	7,782	4,697
Inventory, prepaids and other assets	(2,956)	(3,537)
Accounts payable, income taxes payable and accrued liabilities	(5,494)	(3,988)
Net cash provided by (used in) operating activities	(9,627)	4,278

Investing Activities:
Purchases of available-for-sale securities	—	(15,058)
Maturities of available-for-sale securities	4,029	9,029
Additions to property and equipment	(3,853)	(3,162)
Net cash provided by (used in) investing activities	176	(9,191)

Financing Activities:
Issuance of common stock	2,091	3,826
Dividends paid	(1,733)	(1,625)
Net cash provided by financing activities	358	2,201
Net decrease in cash and cash equivalents	(9,093)	(2,712)
Cash and cash equivalents, beginning of period	14,478	16,680
Cash and cash equivalents, end of period	$ 5,385	$ 13,968

Supplemental disclosures of cash flow information:
Interest paid	$ 17	$ 19
Income taxes paid	—	2,783

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Notes to Consolidated Financial Statements
(unaudited)
August 3, 2001

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

On February 27, 2001, the Company’s Board of Directors accepted the recommendation of eNetSecure to reintegrate eNetSecure into Applied Signal Technology. The primary reason for the reintegration was eNetSecure’s inability to obtain adequate financing to satisfy its projected operational requirements. In addition to its $5 million investment in eNetSecure, the Company incurred additional expenses and liabilities as a result of the eNetSecure reintegration. For information regarding the restructuring costs, please refer to "Note 4 — Restructuring Costs."

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ending August 3, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2000.

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

To date, the Company’s subsidiary, Transcendent Technologies has not generated significant revenues. Prior to its reintegration into the Company, eNetSecure did not generate significant revenues.

Per Share Data

Basic per share data is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) available to common shareholders by the weighted average shares outstanding during the period. Diluted per share data is calculated by dividing net income available to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding using the treasury stock method. When a net loss occurs, diluted per share data is the same as basic.

A reconciliation of shares used in the calculation of basic and diluted per share data follows (in thousands, except per share data; unaudited):
	Three Months Ended		Nine Months Ended
	August 3, 2001	July 28, 2000	August 3, 2001	July 28, 2000
Numerator:
Net income (loss)	$ (6,764)	$ (549)	$ (12,711)	$ 3,870
Denominator:
Shares used to compute net income per common share-basic	9,520	8,889	9,359	8,730
Effect of dilutive stock options	—	—	—	298
Shares used to compute net income per common share-diluted	9,520	8,889	9,359	9,028

Net income (loss) per common share-basic	$ (0.71)	$ (0.06)	$ (1.36)	$ 0.44
Net income (loss) per common share-diluted	$ (0.71)	$ (0.06)	$ (1.36)	$ 0.43

Approximately 63,000 and 93,000 stock options were excluded from the number of shares used to compute diluted net loss per common share for the three and nine months ended August 3, 2001, respectively, as their effect would be antidilutive.

Dividends

In the third quarter of fiscal 2000, the Board of Directors declared a $0.25 per share dividend, payable over four quarters at the rate of $0.0625 per share per quarter. Payments were made to shareholders of record at July 28, 2000; October 31, 2000; January 26, 2001; and April 27, 2001; during the month following the record date. In the three months ended August 3, 2001 and July 28, 2000 the Company paid dividends of $585,000 and $550,000, respectively. Dividends paid in the nine-month periods then ended totaled $1,733,000 and $1,625,000, respectively. In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend the dividend payment.

Comprehensive Income

The components of comprehensive income, net of tax are as follows (in thousands; unaudited):
	Three Months Ended		Nine Months Ended
	August 3, 2001	July 28, 2000	August 3, 2001	July 28, 2000
Net income (loss)	$ (6,764)	$ (549)	$ (12,711)	$ 3,870
Unrealized gain (loss) on securities	—	41	3	78
Comprehensive income (loss)	$ (6,764)	$ (508)	$ (12,708)	$ 3,948

Note 2 – Inventory

The components of inventory consist of the following (in thousands):

	August 3 , 2001 (unaudited)	October 31, 2000
Raw materials	$1,534	$1,354
Work in process	8,215	5,986
Finished goods	687	453
	10,436	7,793
Precontract costs	40	2,583
	$10,476	$10,376

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly and any permanent variances are reflected in the statement of operations as they become known. At August 3, 2001 the inventoried variance was approximately $867,000 (favorable). This amount included an actual unfavorable variance of approximately $5,133,000 that was reduced by a management reserve of $6,000,000. At July 28, 2000, the inventoried unfavorable variance was approximately $1,978,000. The rate variance is included in work in process. At October 31, 2000 and 1999, the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end.

Note 3 – Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was effective November 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the financial statements, since the Company currently does not invest in derivative instruments and engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain views of the SEC Staff in applying generally accepted accounting principles to revenue recognition in financial statements and is required to be adopted by the Company no later than the fourth quarter of fiscal 2001. The Company does not believe the adoption of SAB 101, if applicable, will be material to its operating results and financial position.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new standards require business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. Goodwill recorded prior to July 1, 2001 will cease to be amortized effective January 1, 2002 and will also be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through June 30, 2001, these standards will not have an impact on the Company’s financial position or operating results.

Note 4 – Restructuring Costs

As a result of the February 2001 reintegration of eNetSecure, 19 employees were terminated and the Company incurred and paid employee severance and benefits expenses of approximately $219,000 and paid approximately $58,000 in accrued vacation. Applied Signal Technology will continue to pursue opportunities related to eNetSecure’s product.

In order to better align its operating expenses with anticipated revenues, Applied Signal Technology reduced its workforce by 69 employees in April 2001. During the third quarter, Applied Signal Technology’s workforce was reduced by an additional 77 employees and Transcendent Technologies reduced its staff by 10 employees. As a result, Applied Signal Technology incurred and paid approximately $951,000 in employee severance expenses and paid approximately $492,000 in accrued vacation. Transcendent Technologies incurred approximately $40,000 in employee severance expense and paid approximately $42,000 in accrued vacation.

Through August 3, 2001, the consolidated company staff has been reduced by approximately 29% since April 18, 2001, which includes 102 technical employees and 54 administrative employees.

In addition, the Company has vacated one of its Sunnyvale, California buildings and will vacate a second Sunnyvale building by October 1, 2001. As a result, the Company incurred approximately $1,105,000 in restructuring costs related to the leasehold improvements of these vacated facilities.

For nine months ended August 3, 2001, total consolidated restructuring costs were $2,320,000. Approximately $2,261,000 was included in operating expenses and approximately $59,000 was included in inventory and construction in process. Management believes that the cost reduction actions being taken in fiscal year 2001 will position the Company to be able to return to profitability in fiscal year 2002.

Note 5 – Segment Reporting

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

As of May 4, 2001, the eNetSecure reintegration into Applied Signal Technology was complete. This means that the financial information relating to eNetSecure and Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole, and not as individual reporting segments. As a result, there are two reportable segments at August 3, 2001.

Financial data by segment for the nine-month periods ended August 3, 2001 and July 28, 2000 is as follows:
	Applied Signal Technology		Transcendent Technologies		Consolidated Total
	August 3, 2001	July 28, 2000	August 3, 2001	July 28, 2000	August 3, 2001	July 28, 2000
Revenues:	$54,435	$78,988	$248	—	$54,683	$78,988
Operating expenses:	$68,743	$74,230	$3,924	$ 635	$72,667	$74,865
Interest income:	$377	$827	$18	$5	$395	$832
Interest expense:	($51)	($57)	($14)	—	($65)	($57)
Net income (loss):	($9,039)	$4,500	($3,672)	($630)	($12,711)	$3,870
Total assets:	$66,257	$85,479	$1,048	$716	$67,305	$86,195

Note 6 – Subsequent Event

Transcendent Reintegration

On August 28, 2001, Applied Signal Technology decided to reintegrate Transcendent Technologies into Applied Signal Technology. The primary reason for the reintegration was Transcendent’s inability to obtain adequate financing to satisfy its projected operational requirements. Applied Signal Technology believes in the viability of Transcendent’s products and plans to continue to develop, market, and manufacture Transcendent’s current products. As a result of the August 2001 reintegration of Transcendent, 5 employees were terminated and the Company expects to incur employee severance and benefits expense of approximately $17,000 and will pay approximately $26,000 in accrued vacation. The employee severance and benefits expense will be recorded as restructuring costs in the fourth quarter of fiscal 2001.

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

Subsidiaries

The Company believes that its products have commercial applications. Accordingly, in order to focus on the commercial sales of its products, Applied Signal Technology formed two new wholly owned subsidiary corporations, Transcendent Technologies, Inc. ("Transcendent") and eNetSecure, Inc. ("eNetSecure"), during the second quarter of fiscal year 2000.

Transcendent Technologies, Inc.

The volume of data transferred and made available to individuals is growing rapidly worldwide. Given the increasing constraints on satellite bandwidth and wireless spectrum availability, satellite service providers are confronted with the constant demands of finding more sophisticated ways to provide reliable signal quality to their customers while meeting increasing capacity demands. As wireless transport becomes an important part of the global information network by providing "last mile" connectivity, the need to provide bandwidth efficient communications techniques, as well as to manage these networks effectively, only becomes more critical to the service providers’ success. This trend dictates maximum efficiency of frequency spectrum usage by the commercial telecommunications companies. The spectrum usage is especially critical in the band-limited radio frequency (RF) environment that communication satellite systems utilize. As these systems attempt to maximize this usage, there is an increasingly higher probability that data transfer will be impaired. This led Applied Signal Technology and Transcendent to believe that there will be a demand for sophisticated network management and spectrum monitoring systems designed to enhance the quality of satellite and terrestrial wireless communications.

On August 28, 2001, Applied Signal Technology decided to reintegrate Transcendent into Applied Signal Technology. The primary reason for the reintegration was Transcendent’s inability to obtain adequate financing to satisfy its projected operational requirements. Applied Signal Technology believes in the viability of Transcendent’s products and plans to continue to develop, market, and manufacture Transcendent’s current products.

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

Three Months and Nine Months Ended August 3, 2001 Compared to Three Months and Nine Months Ended July 28, 2000

Results of Operations

Revenues and backlog. Revenues for the third quarter of fiscal 2001 were approximately $15,396,000, which represents a 39% decrease compared with the third quarter of fiscal 2000 revenues of approximately $25,173,000. Revenues for the first nine months of fiscal 2001 were approximately $54,683,000, down 31% from revenues of approximately $78,988,000 recorded during the first nine months of fiscal 2000. The decline in revenues for the third quarter and the first nine months of fiscal year 2001 is due to a lower order flow during fiscal year 2000 and year-to-date 2001 when compared to the comparable periods in fiscal year 1999. This created a lower average backlog during the first nine months of fiscal year 2001 compared to the comparable period in fiscal 2000 from which to generate revenues. The net loss for the third quarter of fiscal 2001 is primarily due to absorbing approximately $6,000,000 of anticipated unrecoverable indirect costs resulting from slower than anticipated revenue generation. The year-to-date net loss is primarily attributable to absorbing these anticipated unrecoverable indirect costs during the third quarter and to subsidiary losses of approximately $6,500,000.

New orders received during third quarter of fiscal year 2001 were approximately $9,522,000, down 50% from the approximately $19,033,000 of orders received during the third quarter of fiscal year 2000. Order levels for the first nine months of fiscal year 2001 were approximately $50,953,000 down 4% compared to the approximately $53,010,000 reported for the same period of fiscal year 2000. Included in the third quarter and year-to-date order levels was the de-obligation of approximately $5.2 million of orders on two major contracts. The decrease in new engineering orders during the third quarter is due, in part, to this de-obligation and, in part, to what the Company believes to be continued delays in the awarding of certain engineering efforts. The decrease in product orders is due to a decline in the demand for the Company’s standard products.

The Company’s backlog, which consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options), was approximately $30,631,000 at August 3, 2001, a decrease of 21% when compared to approximately $38,963,000 at July 28, 2000. The decrease in backlog is primarily due to the impact of what the Company believes to be continued delays in the awarding of certain significant engineering development contracts and to a lower demand for the Company’s standard products.

Outlook. The Company believes its anticipated revenues for fiscal year 2001 could be 25 to 35% lower than fiscal year 2000. The decline in anticipated revenues is due, in part, to what the Company believes to be continued delays in the awarding of certain significant engineering development contracts and, in part, to the unanticipated contract closeout of some significant engineering development contracts. In order to better align infrastructure costs with anticipated revenues; to date, the Company reduced its consolidated workforce by 161 employees or approximately 29% of the workforce since April 2001. As a result of the staff reductions, research and development spending, overhead spending and marketing expenditures will be reduced. In addition, the Company has vacated one of its Sunnyvale, CA. buildings and will vacate a second Sunnyvale building by October 1, 2001. Management believes that the cost reduction actions being taken during fiscal year 2001 will position the Company to return to profitability in fiscal year 2002.

Contract costs. Contract costs consist of direct costs on contract, including materials, labor, and manufacturing overhead costs. Contract costs as a percentage of revenues were 105.4% for the third quarter of fiscal year 2001 compared to 76.6% for the same period of fiscal 2000. Contract costs as a percentage of revenues for both the nine months ended August 3, 2001 and July 28, 2000 were 80.1% and 66.5%, respectively. Contract costs as a percentage of revenues increased for the third quarter of fiscal year 2001 and year-to-date due, in part, to absorbing approximately $6,000,000 of anticipated unrecoverable indirect costs resulting from slower than anticipated revenue generation and, in part, to a higher manufacturing overhead rate applied during the first nine months of fiscal 2001 compared to the same period of fiscal 2000.

Research and Development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through the Company’s billing rates and expenditures funded by the Company from earnings. It is the Company’s accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 — Inventory.") Research and development expenses were approximately $3,426,000 or 22.3% of revenues for the third quarter of fiscal year 2001 compared to approximately $4,133,000 or 16.4% of revenues for the same period of fiscal year 2000. Research and development expenses for the first nine months of fiscal year 2001 were approximately $12,741,000 or 23.3% of revenues compared to approximately $9,688,000 or 12.3% of revenues for the same period of fiscal 2000. The decrease in R&D expenses during the third quarter of fiscal year 2001 compared to the same period of fiscal year 2000 is primarily due to reduced R&D spending because of lower than anticipated revenue generation. The increase in year-to-date R&D expenses is due, in part, to the Company investing in key R&D initiatives during the first two quarters of fiscal year 2001 while awaiting the award of certain engineering development contracts, and, in part, to approximately $2,627,000 of research and development spending incurred by the Company’s subsidiaries.

General and administrative. General and administrative expenses include administrative salaries, costs related to the Company’s marketing and proposal activities, and other administrative costs. It is the Company’s accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Financial Statements; Note 2 — Inventory.") General and administrative expenses were approximately $3,618,000 or 23.5% of revenues for the third quarter of fiscal year 2001 compared to approximately $4,212,000 or 16.7% of revenues for the same period of fiscal year 2000. General and administrative expenses for the first nine months of fiscal year 2001 were approximately $13,855,000 or 25.3% of revenues compared to approximately $12,684,000 or 16.1% of revenues for the same period of fiscal year 2000. General and administrative expenses were lower during the third quarter of fiscal year 2001 compared to the same period of fiscal year 2000 primarily because of reduced G&A spending due to lower than anticipated revenue generation. The year-to-date increase in G&A expenses is due, in part, to a higher indirect rate application estimated for fiscal year 2001 compared to the rate application estimated for fiscal year 2000 (see "Notes to Financial Statements; Note 2 — Inventory.") and, in part, to approximately $3,399,000 of general and administrative expenses incurred by the Company’s subsidiaries during the first nine months of fiscal year 2001.

Restructuring costs. The Company recognized restructuring costs during the third quarter of fiscal year 2001 of approximately $1,611,000 and year-to-date of approximately $2,320,000. These restructuring costs consist primarily of severance payments of approximately $1,215,000 and to the expensing of previously amortized leasehold improvements associated with vacated facilities of approximately $1,105,000. Approximately $2,261,000 was included in operating expenses and approximately $59,000 was included in inventory and construction in process.

Interest income/(expense), net. Net interest income for the third quarter of fiscal year 2001 was approximately $71,000, down 69.5% from net interest income of approximately $233,000 for the third quarter of fiscal year 2000. Net interest income for the first nine months of fiscal year 2001was approximately $330,000, down 57.4% compared to approximately $775,000 reported for the same period of fiscal year 2000. The decrease in net interest income for the third quarter of fiscal year 2001 and year-to-date is due to lower average cash balances in the current year period when compared to the same period of fiscal 2000.

Provision for income taxes. The Company’s estimated annual effective tax rate for the quarter ended August 3, 2001 was a benefit rate of 28% compared to a 21% effective tax rate for the comparable period in fiscal year 2000. The Company’s projected annual effective benefit tax rate for fiscal 2001 is calculated based on the projected losses for the year and reflects the benefit of potential carryback claims to recover previously paid taxes. The Company’s estimated annual effective tax rate of 21% for fiscal year 2000 reflects benefits of federal and state income tax credits.

Analysis of Liquidity and Capital Resources

The Company’s primary sources of liquidity during the third quarter of fiscal 2001 were the cash flows generated from accounts receivable and the issuance of common stock through its employee stock purchase plan. The year-to-date primary sources of liquidity were the cash flows generated from accounts receivable, the maturities of investments and the issuance of common stock through the Company’s employee stock purchase plan. During the first nine months of fiscal year 2000, the Company’s primary source of liquidity was the cash flow generated from operations as well as the issuance of common stock through its employee stock purchase plan.

The Company has a $3,000,000 unsecured, revolving bank line of credit for short-term cash requirements bearing interest at the bank’s reference rate (6.75% as of August 3, 2001). At both August 3, 2001 and October 31, 2000 this facility had not been utilized. As of August 3, 2001, the Company was not in compliance with the profitability covenant, although it was in compliance with the other covenants and restrictions. The bank has informed the Company that there will be no advances or loans made under the facility. The Company is currently working with the bank to try and develop an appropriate line of credit so it can borrow against it if necessary. The unsecured line of credit expires on March 15, 2002; the Company intends to seek renewal of some form of the line of credit at that time. The Company is also currently investigating alternative financing sources at this time. No assurance can be given that the line of credit will be renewed, that any advances can be obtained under the line of credit, or that an alternative financing source can be obtained.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income (loss), changes in the amount of investment in accounts receivable, and the change in inventories held by the Company. During the first nine months of fiscal 2001, approximately $9,627,000 was used by operating activities compared to approximately $4,278,000 provided during the same period of fiscal 2000. The net loss for the first nine months of fiscal 2001 used cash of approximately $12,711,000 compared to cash provided from net income of approximately $3,870,000 for the same period of fiscal 2000. Cash provided by accounts receivable during the first nine months of fiscal 2001 was approximately $7,782,000 compared to cash provided of approximately $4,697,000 during the same period of fiscal 2000. Cash provided by accounts receivable during the first nine months of fiscal 2001 was primarily due to collecting the first quarter fiscal 2001 billing of the higher than projected indirect rates for fiscal 2000. Cash used by inventory, prepaids and other assets during the first nine months of fiscal 2001 was approximately $2,956,000 compared to cash used of approximately $3,537,000 during the same period of fiscal 2000. The primary reason for the decrease in cash used was the lower inventoried indirect rate variance. Cash used by accounts payable, income taxes payable, and accrued liabilities during the first nine months of fiscal 2001 was approximately $5,494,000 compared to cash used of approximately $3,988,000 during the same period of fiscal 2000. The primary reason for the increase in cash used is the reduction of income taxes payable as a result of the fiscal 2001 net loss.

Net cash from investing activities. Cash provided by investing activities during the first nine months of fiscal year 2001 was approximately $176,000 compared to approximately $9,191,000 used by investing activities during the same period of fiscal 2000. During the first nine months of fiscal 2001, maturities of available-for-sale securities provided cash of approximately $4,029,000, while the Company used cash of approximately $15,058,000 to purchase such securities during the comparable period of fiscal 2000. Additions to property and equipment were approximately $3,853,000 and approximately $3,162,000 during the first nine months of fiscal 2001 and 2000, respectively. The fiscal 2001 increase was due to the addition of a new building in Sunnyvale, California and to the acquisition of property and equipment by the Company’s two subsidiaries.

Net cash from financing activities. Cash provided by financing activities during the first nine months of fiscal 2001 was approximately $358,000 as compared to cash provided by financing activities of approximately $2,201,000 during the same period of fiscal 2000. The source of cash provided by financing activities in both periods was the issuance of common stock under the Company’s employee stock purchase plan, which was partially offset by dividend payments. In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend the dividend payment.

The Company believes that the funds generated from operations and existing working capital will be sufficient to meet its cash needs for at least the next twelve months.

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

Revenue Concentration. Due to the award of certain larger contracts, Applied Signal Technology has experienced a significant concentration of revenues from a single contract in recent periods. It is anticipated that this contract will complete by December 2001 and should decline as a percentage of fiscal 2001 revenues. This contract comprised 10% of revenues for the first nine months of fiscal 2001 compared to 13% for the first nine months of fiscal 2000. This contract may be terminated at the sole discretion of the United States Government. If this contract or other large contracts of the Company were terminated, this could have a material adverse effect on the Company’s future operating results and financial condition.

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

Transcendent Reintegration

From its inception to August 3, 2001, the Company invested $5.4 million in Transcendent plus the necessary capital equipment and intellectual property. On August 28, 2001, Applied Signal Technology decided to reintegrate Transcendent.

Dividends

In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend the dividend payment.

Item 6.

Exhibits and Reports on Form 8-K

Reports on Form 8-K

The Company filed one report on Form 8-K during the three months ended August 3, 2001. The report dealt with the Company’s second quarter results and its near-term plans to reduce operating costs and was filed on May 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

Applied Signal Technology, Inc.

/James E. Doyle/          September 14, 2001

James E. Doyle
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)