Form 10-K
period 2001-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2002-01-25
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 2001

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

400 West California Ave., Sunnyvale, CA 94086
(Address of principal executive offices)

(408) 749-1888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: Not Applicable.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, without par value.

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__ No _____

Indicate by a check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant:
Common Stock, without par value — $79,772,49172,070,922 as of January 4, 2002.

Number of shares of registrant’s common stock outstanding:
Common Stock, without par value — 8,330,9569,792,646 shares as of January 4, 2002.

Document Incorporated by Reference

The Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on March 14, 2002 is incorporated herein by reference in Part III to the extent stated herein.

This Annual Report on Form 10-K consists of 78 pages, including exhibits. The exhibit index is on page 47.

Index
Applied Signal Technology, Inc.

Part I

Item 1: Business

Item 2: Properties

Item 3: Legal Proceedings

Item 4: Submission of Matters to a Vote of Security Holders

Part II

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

Item 6: Selected Consolidated Financial Data

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A: Quantitative and Qualitative Disclosure About Market Risk

Item 8: Consolidated Financial Statements and Supplementary Data

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 10: Directors and Executive Officers of the Registrant

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management

Item 13: Certain Relationships and Related Transactions

Part IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Index to Exhibits

Part I

Item 1: Business

Forward-looking statements in this rReport are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Shareholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained under the caption "Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price," and other risks detailed from time to time in the Company’s periodic reports and other information filed with the Securities and Exchange Commission. Actual events and results may differ materially from the Company’s current expectations and beliefs.

Description of the Business

Applied Signal Technology, Inc. ("Applied Signal Technology" or "the Company") provides advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunications signals. The Company’s primary customers are the United States Government and its foreign allies. The Company develops and manufactures equipment for both the collection and processing of signals. Its signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. The Company’s signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At its inception in 1984, the Company focused its efforts primarily on processing equipment. Over time, the Company has broadened its scope to add specialized collection equipment and complete signal processing systems.

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

Additionally, the use of established telecommunication technologies has increased throughout the world, and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the RF spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and in the global information network (for example, the Internet) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal reconnaissance equipment capable of collecting and processing an increased volume of signals as well as new types of signals.

The Company devotes significant resources toward understanding the United States Government’s signal reconnaissance goals, capabilities, and perceived future needs. The Company obtains information about these signal reconnaissance needs through frequent marketing contact between its employees and technical and contracting officials of the United States Government. The Company believes that it has much more marketing contact with customers and potential customers than is customary among its competitors. In addition, the Company invests in research and development (R&D), which it anticipates will enable the Company to develop signal reconnaissance equipment that meets these needs. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors. (See "Research and Development.")

The Company’s signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. The Company believes its products can be readily deployed in a wide variety of circumstances to meet current United States Government signal reconnaissance requirements.

As a result of the tragic events of September 11, 2001, the Company believes that the United States Government will provide increased funding for counter-terrorism. Counter-terrorism is focused on individuals and groups of individuals, and relies heavily on human intelligence (HUMINT) gathering. Signal intelligence (SIGINT) is a key component of HUMINT. Applied Signal Technology believes it is a pre-eminent resource for SIGINT capabilities providing products, systems, and services that offer state-of-the-art SIGINT.

Strategy

Applied Signal Technology’s objective is to anticipate the needs of the signal reconnaissance marketplace and to invest in research and development in an effort to provide solutions before the Company’s competitors. In some cases, this involves the development of equipment or services to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. The Company’s strategy to accomplish its objectives includes the following elements.

Anticipate Marketplace Needs. The Company devotes significant resources in order to understand perceived future telecommunications processing needs. The Company monitors technological and commercial advances in telecommunications to identify advances it believes will create new opportunities. The Company obtains information about marketplace needs through frequent contact with technical and contracting officials of pertinent iIntelligence Community community gGovernment agencies.

Many times, sole-source contracts are granted by the United States Government when a single contractor is deemed to have expertise or technology that is superior to that of competing contractors. Since the Company’s inception, a significant portion of its revenues has been from sole-source contracts. The Company believes that the large number of sole-source contracts it obtains demonstrates that it often correctly anticipates marketplace needs correctly. There can be no assurance, however, that the Company will correctly anticipate correctly the marketplace needs in the future.

Invest in Research and Development. The Company invests in research and development it believes will enable it to develop equipment and services that will satisfy the signal reconnaissance needs of the future. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors. The Company believes its R&D investments often enable it to offer superior products before its competitors.

Develop Flexible Products. The Company develops products that can be used, with or without further modification, to satisfy the needs of a variety of customers. The Company uses its prior product development efforts to offer customers cost-effective solutions and to offer these solutions promptly. The Company believes that custom equipment developed by many of its competitors generally cannot be as readily deployed in as wide a variety of circumstances as Applied Signal Technology’s products.

Develop Highly Integrated Products. The Company designs its products to use advanced circuitry and highly integrated components. This enables the Company to offer products that are smaller, consume less power, and cost customers less when multiple units are built than equipment of similar functionality that uses fewer advanced designs and materials. The lower cost of many of the Company’s products appeals to customers with budget constraints, and the smaller size and low power consumption of many of the Company’s products appeal to customers with physical installation constraints.

Focus on Signal Processing. Since inception, the Company has focused much of its attention on developing signal processing equipment and services. The Company believes that there have been and will continue to be opportunities to develop specialized signal processing equipment and services to satisfy emerging technological requirements.

Increase Penetration and Broaden Customer Base. The Company believes that its current customers offer opportunities for sales growth, both in terms of additional units of developed products and the development of new products and, accordingly, directs much of its marketing efforts toward these customers in order to increase the Company’s penetration of these markets. The Company continues to try to broaden its customer base by increasing marketing efforts toward military signal reconnaissance and evaluating local law enforcement opportunities.

Products

Applied Signal Technology’s products consist of signal collection and processing equipment that uses software and hardware developed by the Company over many years by the Company in the course of performing development contracts to provide signal reconnaissance equipment to the United States Government. This software and hardware enable the Company’s processing equipment to evaluate large numbers of radio frequency signals and to select the relatively small proportion which that contain information likely to be useful in the signal reconnaissance programs of the United States Government. The Company offers a variety of signal reconnaissance products, that can be categorized as follows.

Voice Grade Channel Processors. These processors are designed to process voice grade channels (VGCs), which carry audio and other signals. The standard telecommunication systems used throughout the world put a large number of VGCs on a single carrier channel to increase the number of signals that can be transmitted at a particular frequency. VGC processors can scan thousands of signals in less than one second and use sophisticated processing technology to detect and record relevant data, which is then analyzed by United States Government personnel. These processors evaluate the characteristics of collected signals and select those signals that are likely to contain relevant information. The Company’s VGC processors currently range in price from approximately $40,000 to approximately $200,000.

Wideband Processors. These processors "clean" telecommunication signals for further processing by VGC processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortion these processors correct are multipath interference (caused by the reception of a signal and its reflections) and cochannel interference (caused by the reception of multiple interfering signals). Commercial telecommunications companies overcome these distortions with careful alignment and tuning which requires interruption of the telecommunication signals. The Company’s wideband processors perform this alignment independently and automatically by adjusting processing parameters using proprietary adaptive algorithms that let the processors "learn" how to process the incoming signals. One of the Company’s wideband processors processes signals that carry thousands of VGCs in a digital format which are is proliferated throughout the world and is is particularly susceptible to distortions. The Company’s wideband processors currently range in price from approximately $80,000 to approximately $150,000.

Processing Systems. Although the Company has emphasized subsystem or "product" development since its inception, it has also developed and delivered signal processing systems in situations where the capabilities of its products have enabled it to obtain a system development contract on a sole-source basis from the United States Government. The Company’s two largest system installations, for which the Company developed custom systems software, integrated a number of the Company’s standard VGC processors that were developed to exacting United States Government software and documentation standards. Pricing for processing systems can vary widely depending on the system requirements. Prices may range from $100,000 to millions of dollars.

Collection Products. The Company offers a limited number of signal collection products designed to complement certain of the Company’s processing products. The Company’s collection products include a low-cost, small-sized receiver that collects very complex signaling formats, and a receiver that overcomes cochannel interference and certain forms of multipath interference by optimizing multiple antenna inputs. The Company’s collection products currently range in price from approximately $20,000 to approximately $60,000.

Signal Reconnaissance Services. The services that Applied Signal Technology provides to the intelligence community are in two forms: 1) systems integration and 2) non-product reconnaissance solutions.

The systems integration involves the development of a signal reconnaissance system or the modification of an existing system. The Company applies its signal processing expertise to the integration of the complex systems that typically contain the Company’s products. This integration is typically performed at the signal reconnaissance collection site.

Non-product solutions are based upon the use of commercial off-the-shelf technologies. With current state-of-the-art computer and component technologies (for example, field-programmable gate arrays, Pentium processors, G4 processors), signal reconnaissance requirements can many times be met by utilizing off-the-shelf "compute engines." Applied Signal Technology directs its research and development such that the signal processing can be performed in these engines when applicable. These solutions are then offered as either an open architecture signal reconnaissance product, or a software solution. Typical software licensing prices vary from $5,000 to $25,000 per license.

Subsidiaries

In order to focus on the commercial sales of its products, Applied Signal Technology formed two wholly owned subsidiary corporations, eNetSecure, Inc. ("eNetSecure") and Transcendent Technologies, Inc. ("Transcendent"), during the second quarter of fiscal year 2000.

eNetSecure, Inc.

eNetSecure pursued the development of market intrusion detection technology and produced the ICEMON product to provide passive monitoring of data networks to detect unauthorized system entry for the purpose of altering or pirating data. In parallel, it pursued the provision of comprehensive intrusion detection services as a managed security service provider. On February 27, 2001, Applied Signal Technology’s Board of Directors accepted the recommendation of eNetSecure to reintegrate eNetSecure into Applied Signal Technology primarily due to eNetSecure’s inability to obtain adequate third-party financing. During the second quarter of fiscal year 2001, Applied Signal Technology completed the reintegration of eNetSecure. From its inception to its reintegration, the Company invested $5,000,000 in eNetSecure plus the necessary capital equipment and intellectual property. Upon reintegration, Applied Signal Technology hired seven employees from eNetSecure. Applied Signal Technology believes in the viability of eNetSecure’s technology and plans to continue to pursue opportunities, primarily with the United States Government, in the information assurance marketplace but not in the managed security service provider market.

Transcendent Technologies, Inc.

Transcendent pursued the design and construction of networked management and spectrum monitoring products to enhance the quality of satellite communications. On August 28, 2001, Applied Signal Technology decided to reintegrate Transcendent into Applied Signal Technology primarily due to Transcendent’s inability to obtain adequate third-party financing. From its inception to its reintegration, the Company invested $5,400,000 plus the necessary capital equipment and intellectual property. Upon reintegration, Applied Signal Technology hired eleven employees from Transcendent. Applied Signal Technology believes in the viability of Transcendent’s products and plans to continue to pursue opportunities in the commercial satellite marketplace. These products are used for bandwidth management and efficient bandwidth utilization.

Customers, Contracts, and Marketing

Customers

To date, purchases by the United States Government have accounted for almost all of Applied Signal Technology’s revenues. Most of the Company’s revenues have come from contracts directly with the United States Government. The Company also has subcontracts under which it supplies products or services to prime contractors that have contracts with the United States Government. Subcontract revenues accounted for approximately 38%, 36%, and 46% of the Company’s revenues for its fiscal years 2001, 2000, and 1999, respectively. In addition, the Company occasionally sells small quantities of equipment to foreign governments. Foreign revenues have accounted for approximately 4%, 5%, and 5% of the Company’s revenues in fiscal years 2001, 2000, and 1999, respectively.

The Company’s United States Government customers consist of approximately six military and intelligence agencies with signal reconnaissance needs. Within the six major customers, the Company has contracts with approximately 20 different offices, each with separate budgets and contracting authority. The Company’s largest contract accounted for 83%, 12%, and 21% of the Company’s revenues in fiscal years 2001, 2000, and 1999, respectively.

Two intelligence agencies accounted for approximately 39% and 35%, respectively, of revenues in fiscal year 2001; approximately 41% and 37%, respectively, of revenues in fiscal year 2000; and approximately 42% and 34%, respectively, of revenues in fiscal year 1999. No other single customer accounted for more than 10% of total revenues for fiscal years 2001, 2000, and 1999.

Contracts

Most of Applied Signal Technology’s business is conducted under contracts that include United States Government security requirements. The Company’s contracts with United States Government agencies can be categorized in several ways.

Sole-source contracts are awarded by the United States Government when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. Potential suppliers compete informally for sole-source contracts through R&D investment and marketing efforts. This competition requires a contractor to identify the United States Government’s requirements early and invest in developing potential solutions so that the contractor can demonstrate a distinguishing expertise or technology promptly after the United States Government has identified a signal reconnaissance requirement. Sole-source contracts are awarded without a formal competition.

Competitive-bid contracts are awarded based on objective proposal evaluation criteria established by the procuring agency. Interested contractors prepare a bid and proposal that responds to the agency’s request for proposal. A bid and proposal is usually prepared in a short period of time (for example, 45 days) in response to a deadline, and requires the extensive involvement of numerous technical and administrative personnel. Competitive-bid contracts are awarded after a formal bid and proposal competition among suppliers.

During fiscal years 2001, 2000, and 1999, approximately 81%, 71%, and 59%, respectively, of the Company’s revenues were from sole-source contracts, and approximately 19%, 29%, and 41%, respectively, were from competitive-bid contracts.

During fiscal years 1999, 1998, and 1997, the Company experienced a continued increase in the percentage of revenues from contracts awarded on a competitive basis. Management believes this increase is primarily due to a continuing diversification of the customer base as the Company grows. Management does not believe this shift toward a higher percentage of revenues from sole source to competitive bidding will have a material impact on future operating results or financial condition of the Company.

Competitive-bid or sole-source contracts can be either fixed-price contracts, pursuant to which the Company agrees to deliver equipment for a fixed price and assumes the risk of cost overruns, or cost-plus reimbursement contracts, pursuant to which the Company is reimbursed for its direct and indirect costs and paid a negotiated profit. During fiscal year 2001, approximately 32% of the Company’s revenues were from fixed-price contracts and approximately 68% were from cost-pluscost-reimbursement contracts. During fiscal year 2000, approximately 41% of the Company’s revenues were from fixed-price contracts and approximately 59% were from cost-reimbursement cost-plus contracts. During fiscal year 1999, approximately 45% of the Company’s revenues were from fixed-price contracts and approximately 55% were from cost-reimbursement cost-plus contracts. Historically, the Company has achieved greater profit margins from its fixed-price contracts than from its cost-reimbursement contracts. In the last two years, the Company has experienced a shift in favor of cost-reimbursement contracts awarded by its customers.

Most of the Company’s fixed-price contracts are for the manufacture of multiple units of its products, rather than the development of new products. The Company believes that the risk of cost overruns is much less in the case of fixed-price manufacturing contracts, where the product already has been developed and at least a prototype made, than in the case of fixed-price development contracts.

The Company is subject to price redetermination on certain fixed-price U.S. Government contracts if it is determined that the Company did not price its products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2001, 2000, and 1999, the Company has not had a material claim sustained against it for noncompliance.

Almost all of the Company’s contracts contain termination clauses that permit contract termination upon the Company’s default or for the convenience of the other contracting party. In either case, termination could adversely affect the Company’s operating results. During fiscal year 2001, the Company received unanticipated contract closeout notifications on three significant engineering development contracts for the convenience of the other contracting party. These closeouts contributed, in part, to the need for the Company to reduce its cost structure during fiscal year 2001. In addition, there can be no assurance that such cancellations will not occur in the future.

Marketing

Applied Signal Technology’s primary marketing efforts consist of personal contact between technical representatives of customers and potential customers and technical personnel of the Company. The Company involves all technically qualified staff members in its marketing program. The Company believes it is extremely important to have technically knowledgeable staff make marketing contacts since an initial system concept is often developed during the first such contact. The Company believes that it has much more marketing contact with customers and potential customers than is generally customary among its competitors, generally, and that this contact enables the Company to anticipate signal reconnaissance needs, thereby giving the Company a potential advantage over its competitors.

In addition to its primary technical marketing, the Company also conducts marketing activities designed to increase its visibility with existing and potential customers. Each year, the Company conducts equipment shows in the Washington, D.C. area, demonstrating the operation of many of its signal reconnaissance products. The Company uses direct mail and magazine advertising from time to time to inform potential customers of available products. The Company also produces a signal reconnaissance product summary catalog that is updated every six months, and a quarterly technical newsletter for direct mailing. The Company’s mailing list includes contacts at private sector companies that may purchase the Company’s products for their own use or for inclusion in systems they are developing as well as contacts at United States Government agencies that buy products but do not contract for development efforts.

Backlog

Applied Signal Technology’s backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $325,085,000, $34,561,000, and $64,905,000 at October 31, 2001, 2000, and 1999, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. The Company includes a contract in backlog when the contract is signed by both the Company and the customer. The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in its contracts. (See Item 7: " – Management’s Discussion and Analysis of Financial Condition and Results of Operations:– "Backlog.")

Research and Development

Applied Signal Technology conducts research and development (R&D) pursuant to United States Government R&D contracts and as part of its own R&D program. United States Government R&D contracts generated approximately $76.1 million of revenues in fiscal year 1999, approximately $60.9 million of revenues in fiscal year 1998, and approximately $48.0 million of revenues in fiscal year 1997. The Company’sDuring fiscal year 2001, Applied Signal Technology’s R&D program is was funded by the billing rates charged to its customers and by the Company’s own investment, which is not reimbursed.

The Company’s R&D expenditures as a percentage of revenues in fiscal years 2001, 2000, and 1999 were 23.3%, 16.2%, and 11.2%, respectively. Research and development conducted by the Company was approximately $17,122,000 in fiscal year 2001, approximately $16,970,000 in fiscal year 2000, and approximately $12,913,000 in fiscal year 1999. These research and development amounts include approximately $2,758,000 of research and development expenses during fiscal year 2001 and approximately $1,156,000 during fiscal year 2000 incurred by the Company’s subsidiaries prior to their reintegration into the Company. The Company believes that its investment in R&D provides it with a significant competitive advantage.

The Company seeks to develop technology capable of addressing new telecommunication signal processing requirements before its competitors. In addition, the Company focuses its R&D on developing products and services that can be used, with or without further modification, to satisfy various needs of a variety of customers, thereby permitting the Company to offer a solution promptly. The Company attempts to allocate its R&D funds among projects intended to yield revenues within one to two years, projects intended to yield revenues in two to five years, and projects intended to yield revenues in more than five years. Most of the Company’s R&D expenditures are for projects intended to yield revenues within one to two years.

An important aspect of the Company’s R&D efforts is understanding telecommunication trends to anticipate the future signal processing needs of its customers. Not only does this allow the Company to direct its R&D engineering efforts to produce solutions promptly once a customer expresses a requirement, but it often allows the Company to educate the customer about potential requirements and simultaneously present a conceptual solution to those requirements.

Company Divisions

Applied Signal Technology is organized into a Technical Operations Group and a Finance Division. The Company’s technical staff includes personnel with systems development expertise, which the Company applies not only to systems development but also to its product development in order to ensure the compatibility of its products with a variety of system requirements. The Technical Operations Group has four divisions. Three of these divisions–Wireless Communications Systems Division, Multichannel Systems Division, and the East Coast Division–are engineering divisions, which are primarily responsible for conducting all R&D activities as well as the initial development of products. The fourth division is the Operations Division, which is primarily responsible for manufacturing multiple units of products. All of the divisions work together to ensure that production-related issues such as manufacturability, reliability, and maintainability are addressed from initial product definition through final product shipment. As of January 4, 2002, there were 197 employees in the engineering divisions and 63 employees in the Operations Division. (See "Employees.") In addition, the Company reintegrated its subsidiaries, eNetSecure and Transcendent (see "Subsidiaries"), in fiscal year 2001, which left the Company with one reportable segment.

Engineering

The engineering divisions are responsible for all R&D. The Company’s R&D activities include both United States Government R&D contracts and the Company’s R&D projects. The engineering division activities are directed toward developing products that will ultimately be produced by the Operations Division, and solutions that will be sold as software licenses or open architecture equipment. The engineering divisions work in conjunction with the Operations Division to assure that the product development efforts will culminate in a product that can be manufactured efficiently in quantity.

In addition to corporate headquarters in Sunnyvale, California, the Company maintains engineering offices in Herndon, Virginia; Annapolis Junction, Maryland; Salt Lake City, Utah; and Hillsboro, Oregon. As of January 4, 2002 there were 55 a total of 58 employees in these locations. Most of the personnel staffing these offices are technical personnel and, in addition to marketing activities, are involved in R&D and customer support (for example, installation, training, and troubleshooting).

Operations

The Operations Division is responsible for manufacturing multiple units of products. By combining engineering and production expertise within the Operations Division, the Company believes it is able to maximize manufacturing efficiency and, therefore, reduce overall production costs. Operations manufactures products using batch production methods. The division achieves labor efficiency by extensive cross-training of its personnel, which permits these personnel to participate in the production of all of the Company’s products. The division is also responsible for managing the Company’s purchases of goods and services, including third-party manufacturing and assembly services. (See "Suppliers.")

Suppliers

Applied Signal Technology uses suppliers in order to obtain quality goods and services without incurring the costs of providing those goods and services in-house. The Company purchases from suppliers nearly all circuit boards, integrated circuits, and other components used in its products. In addition, the Company contracts with suppliers to assemble some of its products. The Company’s reliance on suppliers involves several risks, including the possibility of a shortage of certain key components and assemblies and reduced control over delivery schedules, manufacturing yields, quality, and costs. If the Company experiences significant availability or quality control problems in the future, its operating results could be adversely affected.

Although the Company procures most of its parts and components from multiple sources or believes that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. Some of the Company’s products contain critical components available solely from a manufacturer with no second source. While the Company believes that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers, or would require the Company to re-engineer its products, or both, which could delay the Company’s shipment of its products and could have a material adverse effect on the Company’s financial condition and operating results.

Competition

The signal reconnaissance market is highly competitive and Applied Signal Technology expects that competition will increase in the future. Some of the Company’s current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than Applied Signal Technology. The Company’s current competitors include L-3 Communications Corporation; Boeing-North America; E-Systems, Inc. (a subsidiary of Raytheon Corporation); General Dynamics Corporation; Harris Corporation; Lockheed Martin Corporation; and TRW, Inc. Substantial competition could have a material adverse effect on the Company’s results of operationsfinancial condition and operating results.

The competition for competitive-bid contracts differs from the competition for sole-source contracts. Companies competing for competitive-bid contracts prepare bids and proposals in response to either a commercial or government request and typically compete on price. Potential suppliers compete informally for sole-source contracts through R&D investment and marketing efforts. Companies competing for sole-source contracts attempt to identify the customer’s requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the customer has identified a signal-processing requirement. The principal factors of competition for sole-source contracts include: investments in R&D; the ability to respond to government needs promptly; and product price relative to performance, quality, and customer support. The Company believes that it competes favorably on each of these factors.

Proprietary Rights

The United States Government has rights to most of the technology developed by Applied Signal Technology under government contracts, including rights to permit other companies, including the Company’s competitors, to use this technology to develop products for the United States Government. The Company is not aware that the United States Government has exercised these rights.

The Company has filed patent applications for certain of its technologies. As of October 31, 2001, three patents have been granted to the Companythe Company has two patents. The Company believes that given the rapidly changing nature of signal collection and processing technology, its future success will depend primarily upon the technical competence and creative skills of its personnel. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate.

Although the Company does not believe, and has not received notice that it is infringing upon the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company. In the event any third party made a valid claim against the Company and a license was not made available to the Company on commercially reasonable terms, this could have a material adverse effect on the Company’s results of operationsfinancial condition and operating results.

Government Regulations

Many of Applied Signal Technology’s operations are subject to compliance with regulatory requirements of federal, state, and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety, and protection of the environment. While compliance with applicable regulations has not adversely affected the Company’s operations in the past, there can be no assurance that the Company will continue to be in compliance in the future or that these regulations will not change.

In particular, the Company must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement or contracting obligations or security obligations could result in penalties or suspension of the Company from government contracting, which would have a material adverse effect on the Company’s results of operationsfinancial condition and operating results. (See Item 1: – "Business–: "Customers, Contracts, and Marketing.")

Employees

As of January 4, 2002, Applied Signal Technology had approximately 356 employees, 60 of whom hold advanced technical degrees (master and/or doctoral degrees), including 19 10 with doctoral degrees.

The Company’s business requires that a large number of its technical employees obtain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in signal reconnaissance marketing require the appropriate clearances to meet with government technical representatives and discuss the government’s needs. The Company has a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 67% of the Company’s staff have security clearances. The success of the Company is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom, could adversely affect the Company’s business. Such personnel are in great demand and limited supply.

The Company believes its employees are its most valuable resource and that its workforce possesses a strong feeling of dedication to and pride in the Company. This dedication is reinforced through incentive compensation arrangements based on Company performance. The Company’s employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price

Applied Signal Technology’s future operating results and stock price may be subject to volatility, particularly on a quarterly basis, due to the following.

Customer Concentration. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of Applied Signal Technology’s revenues. Future reductions in United States Government spending on signal reconnaissance or future changes in the kind of signal reconnaissance products or services required by the United States Government agencies could limit demand for the Company’s products and services, which would have a material adverse effect on the Company’s operating results and financial condition.

Also, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of spending on signal reconnaissance by the defense and intelligence agencies that have historically been the Company’s major customers. The Company believes that the United States Government may compensate for reductions in spending by these agencies with increases in spending for signal reconnaissance by other Government agencies. However, the Company’s relationships with other Government agencies are not as strong as they are with the agencies with which it has historically dealt. There is no assurance that any reduction in spending by the agencies with which the Company has historically dealt will be offset by other United States Government agencies, and even if other agencies increase spending for signal reconnaissance there is no assurance that the Company will secure the same amount of work from such other agencies. As a result, demand for the Company’s products and services could decline, which would have a material adverse effect on the Company’s operating results and financial condition.

Government Security and Contracting Regulations. As a supplier of United States Government defense and intelligence agencies, the Company must comply with numerous regulations, including regulations governing security and contracting practices. Failure to comply with these regulations could disqualify the Company as a supplier of these agencies, which would have a material adverse effect on the Company’s operating results and financial condition.

Revenue Concentration. Due to the award of certain larger contracts, Applied Signal Technology has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 83% of revenues for fiscal year 2001. This compares to 12% and 21% attributable to the same contract in fiscal year 2000 and 1999, respectively. This contract continues to be extended and it is currently anticipated that it will complete by the middle of fiscal year 2002 and should decline as a percentage of fiscal year 2002 revenues. This contract may be terminated at the sole discretion of the United States Government. If this contract or other larger contracts of the Company were terminated, this could have a material adverse effect on the Company’s future operating results and financial condition.

Competition. The signal reconnaissance market is highly competitive and Applied Signal Technology expects that competition will increase in the future. Some of the Company’s current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company’s future operating results and financial condition.

Dependence Upon Personnel. Applied Signal Technology’s ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. Management believes that there has been a change in the local California economy where the Company must compete for talent in the telecommunications sector. It should not be as difficult recruiting new staff capable of obtaining the necessary security clearance in fiscal year 2002 as in prior years. (See "Employees.") The Company has taken steps to bolster its ability to attract and retain staff by opening additional offices in Salt Lake City, Utah and in Hillsboro, OregonThe Company maintains offices in Annapolis Junction, Maryland; Herndon, Virginia; Hillsboro, Oregon; and Salt Lake City, Utah, providing it the ability to attract and retain qualified personnel in areas outside of California. The Company believes these new offices should allow it to successfully attract and retain qualified employees. Failure to do so could have a material adverse effect on the Company’s operating results and financial condition.

Risk of Fixed Price and Contract Terminations. A significant portion of Applied Signal Technology’s revenue is derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies, or other factors, are borne by the Company. The Company has experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that the Company will not experience cost overruns in the future or that such overruns will not have a material adverse effect on the Company’s future results of operations and financial condition.

In addition, almost all of the Company’s contracts contain termination clauses which permit contract termination upon the Company’s default or for the convenience of the other contracting party. In either case, termination could adversely affect the Company’s operating results. During fiscal year 2001, the Company received unanticipated contract closeout notifications on three significant engineering contracts for the convenience of the other contracting party. These closeouts contributed, in part, to the need for the Company to reduce its cost structure during fiscal year 2001. There can be no assurance that such terminations will not occur in the future.

Potential Fluctuations in Quarterly Results and Market Volatility. Applied Signal Technology has experienced significant fluctuations in operating results from quarter to quarter and expects that it will continue to experience such fluctuations in the future. These fluctuations are caused by, among other factors, conditions inherent in government contracting and the Company’s business, such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles and contract closeouts. Fluctuations in quarterly results, shortfalls in revenues or earnings from levels forecast by securities analysts, changes in estimates by analysts, competition, or announcements of extraordinary events such as acquisitions or litigation may cause the price of the Company’s common stock to fluctuate substantially. In addition, there can be no assurance that an active trading market will be sustained for the Company’s common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have been unrelated or disproportionately related to the operating performance of such companies. These fluctuations as well as general economic and market conditions may adversely affect the future market price of the Company’s common stock.

Rapid Technological Change. The market for Applied Signal Technology products is characterized by rapidly changing technology. The Company believes that it has been successful to date in identifying certain signal reconnaissance needs early, investing in research and development to meet these needs, and delivering products before the Company’s competitors. The Company believes that its future success will depend upon continuing to develop and introduce, in a timely manner, products capable of collecting or processing new types of telecommunications signals. There can be no assurance that the Company will be able to develop and market new products successfully in the future or respond effectively to technological changes, such as data encryption technology and others, or that new products introduced by others will not render the Company’s products or technologies noncompetitive or obsolete.

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

Item 2: Properties

The Company’s corporate offices that also serve as its primary research and development, engineering, production, marketing, and administrative offices are located in Sunnyvale, California. The Company leases and occupies six buildings of approximately 273,000 square feet whose term expires in March 2012. Under the terms of the lease, the Company has options to lease three additional buildings. The first option was exercised in July 1998 for the construction of a 69,000 square foot building started in January 2000; occupancy is anticipated in November 2000. The second option for a 58,000 square foot building was exercised in September 1999; occupancy is targeted for November 2001. The third option for another 58,000 square foot building can be exercised anytime through February 2001; the Company has not taken any action on this option.The Company’s corporate offices, located in Sunnyvale, California, also serve as its primary research and development, engineering, production, marketing, and administrative center. In September 2001, the Company signed amendments to its Sunnyvale, California leases. These amendments were for lease terminations of two buildings then under lease by the Company and the termination of an option for an additional building. The reduction in facilities space was approximately 134,379 square feet for the termination of the two buildings under lease and approximately 58,000 square feet for the termination of the option for an additional building. The total reduction in facilities space was approximately 192,379 square feet. As of October 31, 2001, the Company leased five buildings of approximately 266,077 square feet under a lease whose term expires in March 2012.

In addition, the Company maintains four offices within the United States for small development, marketing, and administrative functions. The Company leases the following properties: 29,121 square feet of a 90,000-square-foot building in Annapolis Junction, Maryland (lease expires April 2004); 15,520 square feet of a 104,922-square-foot building in Herndon, Virginia (lease expires January 2006); 11,000 square feet of a 40,000-square-foot building in Hillsboro, Oregon (lease expires October 2004); and 14,476 square feet of a 2823,3000-square-foot building in Salt Lake City, Utah (lease expires April 2004).

The Company’s business requires that it maintain at each of its offices a facility clearance, sponsored and approved by the United States Government, at each of its offices. This approval could be suspended or revoked if the Company is found not to have complied with security regulations applicable to such facilities. Any revocation or suspension of such approval that materially delayed the Company’s delivery of its products to customers would materially adversely affect the Company’s results of operations. Although the Company has adopted policies directed at assuring its compliance with relevant regulations, there can be no assurance that the approved status of the Company’s facilities will continue without interruption.

Item 3: Legal Proceedings

The Company, from time to time, is engaged in various legal actions including, but not limited to, wrongful termination allegations, governmental agency investigations, and employee discrimination allegations. The Company believes that these legal actions will not, either individually or in aggregate, have a material adverse affect effect on the operating results or financial condition of the Company.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

Part II

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

Selected Common Stock Data

Applied Signal Technology, Inc. Common Stock was first offered to the public on March 26, 1993. Since the initial public offering, the stock has been traded on tThe NASDAQ National Market under the symbol "APSG.". As of January 4, 2002, the Company had approximately 560 476 shareholders of record. The following table sets forth the range of high, low, and last sale prices for the Company’s Common Stock over the eight quarters ending October 31, 2001. The "last" price per share in the table represents the closing price on the last trading day of the quarter. The quotations represent inter-dealer quotations, without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	High	Low	Last	Share Volume in 000s
Fiscal Year ended October 31, 2000
First quarter	$16.38	$9.13	$14.19	3,758.7
Second quarter	$29.75	$10.75	$13.50	15,911.3
Third quarter	$15.75	$8.44	$10.00	3,278.8
Fourth quarter	$10.75	$6.63	$7.00	2,369.7
Fiscal Year ended October 31, 2001
First quarter	$7.44	$3.88	$7.00	4,103.2
Second quarter	$7.31	$3.17	$3.20	3,258.0
Third quarter	$6.94	$3.00	$5.76	3,262.7
Fourth quarter	$11.45	$4.67	$9.74	5,690.5

In the third quarter of fiscal year 2000, the Board of Directors declared a $0.25 per share dividend, payable over four quarters at the rate of $0.0625 per share per quarter. Payments were made to shareholders of record at July 28, 2000; October 31, 2000; January 26, 2001; and April 27, 2001 during the month following the record date. During fiscal year 2001, the Company paid dividends of $1,733,000. In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend dividend payments.

Item 6: Selected Consolidated Financial Data

All data is in thousands except per share data.
Summary of Operations:	Year Ended October 31,
	2001	2000	1999	1998	1997
Revenues from contracts	$73,489	$104,595	$115,541	$110,087	$96,259
Operating expenses:
Contract costs	52,1991	64,000	70,109	67,840	60,404
Research and development	17,122	16,970	12,913	12,208	10,137
General and administrative	20,451	20,055	17,245	14,262	13,642
Restructuring costs	2,689	–	–	–	–
Total operating expenses	92,4616	101,025	100,267	94,310	84,183
Operating income (loss)	(18,972)	3,570	15,274	15,777	12,076
Interest income (expense), net	435	1,084	672	584	190
Income (loss) before provision (benefit) for income taxes	(18,537)3	4,654	15,946	16,361	12,266
Provision (benefit) for income taxes	(6,154)	977	6,059	6,217	4,600
Net income (loss)	($12,383)6	$3,677	$9,887	$10,144	$7,666
Net income (loss) per common share:
Basic	($1.31)	$0.42	$1.17	$1.20	$0.94
Diluted	($1.31)	$0.41	$1.14	$1.15	$0.91
Number of shares used when calculating net income (loss) per common share:
Basic	9,417	8,802	8,433	8,468	8,128
Diluted	9,417	9,041	8,696	8,859	8,435
Financial Position at End of Fiscal Year:	2001	2000	1999	1998	1997
Working capital	$41,207	$48,258	$45,009	$39,716	$34,936
Total assets	66,642	85,149	84,034	72,463	64,161
Retained earnings	34,422	47,968	46,504	37,711	27,569
Shareholders’ equity	59,317	70,757	64,433	56,866	49,766
Book value per common share	$6.1863	$7.81	$7.63	$6.77	$5.96

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Applied Signal Technology, Inc. ("Applied Signal Technology" or "the Company") provides advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunications signals. The Company’s primary customers are the United States Government and its foreign allies. Industrial Commercial applications include spectrum monitoring equipment for commercial communication satellite systems and data intrusion detection equipment for data network protection.

Signal reconnaissance systems are comprised of collection equipment and processing equipment. Signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. The Company’s signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information.

At its inception in 1984, the Company focused its efforts primarily on processing equipment. Over time, the Company has broadened its scope to add specialized collection equipment and complete signal processing systems. The Company’s business involves risks and uncertainties, including, without limitation, those contained in this report in "Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price."

The Company’s revenues are primarily generated from sales of its products and services to two agencies of the United States Government. The two agencies accounted for 39% and 35%, respectively, of revenues in fiscal year 2001. In fiscal year 2000, the two agencies accounted for 41% and 37%, respectively, of revenues, and in fiscal year 1999, the percentages of revenues derived from these two agencies were 42% and 34%, respectively.

The Company’s revenues are derived from either fixed- price contracts, which provides that the Company performs a contract for a fixed- price and assumes the risk of any cost overruns, or cost- reimbursement contracts, which provide that the Company receives the direct and indirect costs of performance plus a negotiated profit. In fiscal year 2001, 2000, and 1999, approximately 32%, 41%, and 45%, respectively, of the Company’s revenues were derived from fixed- price contracts, and approximately 59% of the Company’s revenues were derived from cost reimbursable contracts. In fiscal year 2001, 2000, and 1999, approximately 4568%, 59%, and 55%, respectively, of the Company’s revenues were derived from fixed pricecost-reimbursement contracts, and approximately 55% of the Company’s revenues were derived from cost reimbursable contracts. In fiscal 1998, approximately 46% of the Company’s revenues were derived from fixed price contracts, and approximately 54% of the Company’s revenues were derived from cost reimbursable contracts. Historically, the Company has achieved greater profit margins from its fixed-price contracts than from its cost-reimbursement contracts. In the last two years, the Company has experienced a shift in favor of cost-reimbursement contracts awarded by its customers.

Under fixed- price contracts, unexpected increases in the cost -to -develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by the Company, and could have a material adverse effect on the Company’s results of operations and financial condition.

In accounting for cost- reimbursement type contracts, costs are charged to operations as incurred (including allowable administrative expenses), and revenues are recognized based on costs incurred plus estimated fee rates at the date of evaluation. In accounting for fixed- price type contracts, revenue is recognized using the percent complete method, which is substantially the same as that used for cost-reimbursement contracts described above.

Revenues are recognized based on estimated costs and fees at completion on a contract- by- contract basis. Losses on any individual contracts are provided for at the time they become known. (See Note 1 to Consolidated Financial Statements.)

There are inherent risks with investing in start-up business, however, Applied Signal Technology, Inc., believes in the viability of each subsidiary and that a market does exist for the products offered by these companies. There can be assurances, however, that such markets exist, if they do exist, and failure to develop the correct products for the appropriate markets could have a material adverse effect on Applied Signal Technology’s operating results and financial condition.

Operating Results–Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, the Company’s backlog:

	Year Ended October 31,
	2001	2000	1999
Revenues from contracts	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	71.0%	61.2%	60.7%
Research and development	23.3%	16.2%	11.2%
General and administrative	27.8%	19.2%	14.9%
Restructuring costs	3.7%	–	–
Total operating expenses	125.8%	96.6%	86.8%
Operating income (loss)	(25.8%)	3.4%	13.2%
Interest income (expense), net	0.6%	1.0%	0.6%
Income (loss) before provision (benefit) for income taxes	(25.2%)	4.4%	13.8%
Provision (benefit) for income taxes	(8.4%)	0.9%	5.2%
Net income (loss)	(16.8%)	3.5%	8.6%
Backlog (thousands of dollars)	$32,085	$34,561	$64,905

Results

The Company experienced a significant revenue decline in fiscal year 2001. This decline was due, in part, to what the Company believed to be delays in the awarding of certain significant engineering development contracts and, in part, to the unanticipated contract closeout of three significant engineering development contracts for the convenience of the customer. In order to better align infrastructure costs with anticipated revenues, the Company has reduced its consolidated workforce by 168 employees or approximately 31% of the workforce since April 18, 2001. As a result of staff reductions, research and development spending, overhead spending, and marketing expenditures were reduced. The Company amended its facilities lease and terminated the lease of two buildings and the option for a third building. The total reduction in facilities was approximately 192,379 square feet. Management believes that the cost reduction actions taken during fiscal year 2001 will position the Company to return to operating profitability in fiscal year 2002. In addition, during fiscal year 2001, the Company reintegrated its two subsidiaries, eNetSecure, Inc., and Transcendent Technologies, Inc., due to their inability to obtain adequate third-party financing. From inception through the completion of both reintegrations of eNetSecure and Transcendent, the Company invested approximately $5,000,000 and $5,400,000, respectively, plus the necessary equipment and intellectual property. Upon reintegration, Applied Signal Technology hired 7 and 11 employees from eNetSecure and Transcendent, respectively.

Revenues

Revenues from contracts decreased by 30% from approximately $104,595,000 in fiscal year 2000 to approximately $73,489,000 in fiscal year 2001. Revenues from contracts decreased by 9% from approximately $115,541,000 in fiscal year 1999 to approximately $104,595,000 in fiscal year 2000. The decline in revenues during fiscal year 2001 is due primarily to decline in demand during fiscal year 2000, which created a lower average backlog from which to generate revenues when compared to fiscal year 2000. The decline in revenues during fiscal year 2000 was primarily due to a decrease in demand for the Company’s products and services. This decrease in demand was caused by what the Company believed to be continued delays in the awarding of certain engineering development contracts and to fewer sales of the Company’s off-the-shelf products.

The following table identifies the source of the Company’s revenues for fiscal years 2001, 2000, and 1999 by major market:

	FY01	FY00	FY99
Intelligence Agencies	74%	81%	80%
Military	19%	13%	12%
Foreign	4%	5%	5%
Commercial	3%	1%	3%

Backlog

The Company’s backlog, which consists of anticipated revenues from new contracts and from the yet to be completed portions of existing contracts (excluding unexercised options), was approximately $32,085,000 at the end of fiscal year 2001. This represents a 7.2% decrease from fiscal year 2000 ending backlog of $34,561,000. The decrease in backlog was due primarily to reductions in the contract values of those cost-reimbursement contracts for which incurred costs were less than contractual limitations. The Company’s backlog was approximately $64,905,000 at the end of fiscal year 1999. The decrease in backlog during fiscal year 2000 was due, in part, to what the Company believed to be continued delays in the awarding of certain engineering development contracts and to fewer orders for the Company’s off-the-shelf products.

Contract Costs

Contract costs consist of direct costs on contracts, such as labor, materials, and manufacturing overhead costs. Contract costs were approximately $52,199,000 or 71.0% of revenues in fiscal year 2001 compared to approximately $64,000,000 or 61.2% of revenues in fiscal year 2000 and approximately $70,109,000 or 60.7% of revenues in fiscal year 1999. The increase in contract costs as a percentage of revenues in fiscal year 2001 compared to fiscal year 2000 is due, in part, to a decrease in revenues in fiscal year 2001 and, in part, to the Company absorbing indirect contract costs in order to lower its billing rates. The increase in contract costs as a percentage of revenues in fiscal year 2000 compared to fiscal year 1999 is due to a higher overhead applied to contracts during fiscal year 2000 compared to fiscal year 1999. The increase in overhead experienced during fiscal years 2001 and 2000 compared to fiscal year 1999 was due primarily to a reduction in revenues from fiscal year 1999.

Research and Development Expenses

Company-directed investment in research and development consists of expenditures recoverable from customers through the Company’s billing rates and expenditures funded by the Company from operations. Research and development expenses were approximately $17,122,000 or 23.3% of revenues in fiscal year 2001 compared to approximately $16,970,000 or 16.2% of revenues in fiscal year 2000 and approximately $12,913,000 or 11.2% of revenues in fiscal year 1999. The increase in research and development spending during fiscal year 2001 is due, in part, to the Company increasing its investment in key research and development initiatives during the first two quarters of fiscal year 2001 while awaiting the award of certain engineering development contracts, and, in part, to approximately $2,758,000 of research and development spending incurred by the Company’s subsidiaries. The increase in research and development spending during fiscal year 2000 compared to fiscal year 1999 was due, in part, to the Company increasing its research and development initiatives, especially during the third and fourth quarters of fiscal year 2000, while awaiting the award of certain engineering development contracts, and in part, to research and development spending by the Company’s subsidiaries of approximately $1,156,000.

General and Administrative Expenses

General and administrative expenses include administrative salaries, costs related to the Company’s marketing and proposal activities, and other administrative costs. General and administrative expenses were approximately $20,451,000 or 27.8% of revenues in fiscal year 2001 compared to approximately $20,055,000 or 19.2% of revenues in fiscal year 2000 and approximately $17,245,000 or 14.9% of revenues in fiscal year 1999. General and administrative expenses remained flat in fiscal year 2001, but increased as a percentage of revenue. This was primarily due to significantly lower revenues in fiscal year 2001. The increase in general and administrative expenses during fiscal year 2000 was due, in part, to increased marketing expenditures and to a higher general and administrative rate application for fiscal year 2000 compared to fiscal year 1999 and, in part, to approximately $2,110,000 of general and administrative expenses incurred by the Company’s subsidiaries.

Restructuring Costs

During fiscal year 2001, the Company implemented cost reduction actions resulting in restructuring costs of $2,689,000. Cost reduction actions included a consolidated work force reduction of 168 employees, which included 110 technical employees and 58 administrative employees. This represented a 31% reduction in the number of employees since April 18, 2001. The restructuring costs include severance related benefits of approximately $1,276,000, the write-off of leasehold improvements associated with vacated facilities of approximately $1,747,000, and various other associated restructuring costs of $85,000. Restructuring costs were offset by the reversal of deferred rent associated with terminated facility leases of approximately $419,000. The deferred rent balance had been recorded over several years beginning with the inception of the lease term and represented the difference between amounts paid for rent expense and the amounts recognized in the statement of operations on a straight-line basis.

The Company completed its restructuring activities during fiscal year 2001, including the payment of all severance benefits. No further cash outlays from the restructuring actions are expected. Management believes that the cost reduction actions taken in fiscal year 2001 will position the Company to return to profitability in fiscal year 2002.

Interest Income (Expense), Net

Net interest income (expense) for fiscal year 2001 was approximately $435,000 compared to approximately $1,084,000 and $672,000 of net interest income in fiscal years 2000 and 1999, respectively. The decrease in net interest income during fiscal year 2001 compared to fiscal years 2000 and 1999 is primarily due to lower average cash balances in fiscal year 2001 when compared to the previous periods.

Income Taxes

As a percentage of income or loss before provision (benefit) for income taxes, income tax benefit or expense was provided for at a combined federal and state rate of 33% for fiscal year 2001, 21% for fiscal year 2000, and 38% for fiscal year 1999. In fiscal year 2001, the Company recorded an income tax benefit of $6.2 million as a result of the current operating losses that can be carried back to recover taxes paid in prior years. The 2000 effective tax rate is lower than the combined federal and state statutory rates primarily due to the benefit derived from federal and state income tax credits.

Analysis of Liquidity and Capital Resources

The Company has a $3,000,000 secured, revolving bank line of credit for short-term cash requirements bearing interest at the bank’s reference rate (5.5% as of October 31, 2001) which is secured against all assets. Outstanding amounts on the line of credit were zero at October 31, 2001 and 2000. As of October 31, 2001, the Company was in compliance with the bank’s required covenants and restrictions. However, during the first three quarters of fiscal year 2001 and the fourth quarter of fiscal year 2000, the Company violated the profitability covenant, but the bank waived this violation for the fourth quarter of fiscal year 2000 and the first two quarters of fiscal year 2001. As of the date of this filing, the Company is unable to borrow against the line of credit pending approval by the bank. The line of credit expires on March 15, 2002; the Company intends to seek renewal of the line at that time.

Cash from operating activities. Net cash from operating activities has varied significantly from year to year. For fiscal year 2001, cash used in operating activities was approximately $6,357,000 compared to cash provided of approximately $4,324,000 and $10,316,000 during fiscal years 2000 and 1999, respectively. The year-to-year variances are primarily the result of changes in net income (loss), changes in accounts receivable, the change in inventories held by the Company, and changes in accounts payable and accrued liabilities.

The fiscal year 2001 net loss was approximately $12,383,000 compared to net income of approximately $3,677,000 in fiscal year 2000 and $9,887,000 for fiscal year 1999. The fiscal year 2001 net loss is primarily due to the 30% reduction in revenues; to absorbing indirect contract costs incurred by the Company to lower its billing rates; to investing approximately $5,805,000 in research and development, which was not reimbursed through the billing rates; to subsidiary losses of approximately $6,712,000; and to restructuring costs of approximately $2,689,000. The decrease in net income for fiscal year 2000 compared to fiscal year 1999 was due to a decline in sales of the Company’s products and services; to operating losses in the Company’s two subsidiaries of approximately $3,198,000; and to an increase in research and development spending.

During fiscal year 2001, accounts receivable generated cash of approximately $8,186,000 compared to cash generated of approximately $4,515,000 during fiscal year 2000 and cash used of approximately $6,158,000 in fiscal year 1999. The decrease in accounts receivable in fiscal year 2001 is due primarily to a decline in sales of the Company’s products and services. The decrease in accounts receivable in fiscal year 2000 was due to a decline in sales of the Company’s products and services and to greater cash receipts as a result of improved progress billings during the first and second quarter of fiscal year 2000. The increase in accounts receivable in fiscal year 1999 was primarily due to the strong revenues and associated billings in the fourth quarter of that year.

Cash used in refundable income taxes for fiscal year 2001 was approximately $5,053,000. The increase to refundable income taxes was a result of net losses during fiscal year 2001. There were no refundable income taxes in fiscal years 2000 and 1999.

Cash provided by inventories, prepaid expenses, and other current assets was approximately $4,151,000 in fiscal year 2001 as compared with cash used of approximately $3,791,000 and $1,472,000 for fiscal years 2000 and 1999, respectively. The increase in fiscal year 2001 as compared with fiscal year 2000 is due primarily to a $2,315,000 decrease in pre-contract costs and a $2,489,000 decrease in prepaid expenses, which was offset by a $653,000 increase to inventory. The change in fiscal years 2000 and 1999 was primarily due to the increase in purchases for anticipated future production contracts.

Cash used in accounts payable and accrued liabilities in fiscal year 2001 and 2000 was approximately $6,430,000 and $4,177,000, respectively. The increase in fiscal year 2001 as compared with fiscal year 2000 is primarily due to payment of payroll related liabilities associated with staff reductions. The increase in cash used in fiscal year 2000 is primarily due to the payments of liabilities associated with material purchases. Cash provided by accounts payable and accrued liabilities for fiscal year 1999 of approximately $3,372,000 was primarily due to accrued employee-related benefits, the accrual for the fourth quarter dividend payment, and an increase in trade accounts payable resulting from the higher revenue volume recorded during the last quarter of fiscal year 1999, partially offset by a reduction in the reserves recorded for previously anticipated losses.

Cash from investing activities. Net cash provided by investing activities was approximately $1,249,000 during fiscal year 2001 compared to net cash used in investing activities of approximately $8,632,000 and $5,867,000 during fiscal years 2000 and 1999, respectively. During fiscal year 2001, maturities of available-for-sale securities provided cash of approximately $4,029,000, which was partially offset by additions to property and equipment of approximately $2,780,000.

During fiscal year 2000, the Company used cash of approximately $15,058,000 to purchase available-for-sale securities, which was partially offset by approximately $11,029,000 in cash provided by the maturity of these securities. Cash used to purchase property and equipment in fiscal year 2000 was approximately $4,603,000. During fiscal year 1999, cash used in investing activities was primarily due to additions to property and equipment of $6,867,000, which was partially offset by the maturity of available-for-sale securities of $1,000,000.

Cash from financing activities. Net cash provided by financing activities during fiscal year 2001 was approximately $373,000 compared to net cash provided by financing activities of approximately $2,105,000 during fiscal year 2000 and approximately $1,854,000 used in financing activities during fiscal year 1999. The sources of cash from financing activities during fiscal years 2001, 2000, and 1999, were the issuance of common stock under the Company’s employee stock purchase plan and stock option plans which were partially offset in each year by dividend payments to common shareholders. In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend the dividend payment. During fiscal year 1999, the Company used approximately $3,773,000 to repurchase shares of common stock.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. The Company’s investing activities are limited to money market accounts and U.S. treasuries. The Company believes the primary risk to liquidity is the potential decrease in demand for the Company’s products and services. Historically, the Company’s demand has been influenced by the needs of the U.S. intelligence community.

The Company believes that the funds generated from operations and existing working capital will be sufficient to meet its cash needs for the next twelve months.

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for the eight quarters ending October 31, 2001. In the opinion of the Company’s management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except for common share data.

	Fiscal Year 2000				Fiscal Year 2001
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues from contracts	$26,528	$27,287	$25,173	$25,607	$21,697	$17,590	$15,396	$18,806
Operating expenses:
Contract costs	16,394	16,809	19,290	11,507	15,026	12,550	16,234	8,389
Research and development	2,342	3,213	4,133	7,282	4,644	4,671	3,426	4,381
General and administrative	4,703	3,769	4,212	7,371	6,081	4,156	3,618	6,596
Restructuring costs	–	–	–	–	39	638	1,584	428
Total operating expenses	23,439	23,791	27,635	26,160	25,790	22,015	24,862	19,794
Operating income (loss)	3,089	3,496	(2,462)	(553)	(4,093)	(4,425)	(9,466)	(988)
Interest income, net	324	218	233	309	134	125	71	105
Income (loss) before provision (benefit) or income taxes	3,413	3,714	(2,229)	(244)	(3,959)	(4,300)	(9,395)	(883)
Provision (benefit) for income taxes	1,297	1,411	(1,680)	(51)	(1,140)	(1,172)	(2,631)	(1,211)
Net income (loss)	2,116	2,303	(549)	(193)	(2,819)	(3,128)	(6,764)	328
Net income (loss) per common share
Basic	0.25	0.26	(0.06)	(0.02)	(0.31)	(0.33)	(0.71)	0.03
Diluted	0.24	0.25	(0.06)	(0.02)	(0.31)	(0.33)	(0.71)	0.03
Number of shares used in calculating net income (loss) per common share
Basic	8,550	8,747	8,889	9,005	9,224	9,337	9,520	9,599
Diluted	8,832	9,154	8,889	9,005	9,224	9,337	9,520	9,710

The Company has at times experienced fluctuations in its quarterly results due to both seasonal and nonseasonal factors inherent in its business. These have included costs associated with uneven flows of incoming material, the level of research and development spending during any given quarter, a significant decline in fiscal year 2001 revenues that caused the Company to restructure its business, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the United States Government contracting and budget cycles, and the timing of contract awards. Management believes these fluctuations are an inherent part of the business and could continue into the future.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Consolidated Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Applied Signal Technology, Inc.

We have audited the accompanying consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended, October 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Signal Technology, Inc. at October 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended, October 31, 2001, in conformity with accounting principles generally accepted in the United States.

San Jose, California
December 13, 2001

Consolidated Statements of Operations
(in thousands except per share data)

	Year Ended October 31,
	2001	2000	1999
Revenues from contracts	$73,489	$104,595	$115,541
Operating expenses:
Contract costs	52,199	64,000	70,109
Research and development	17,122	16,970	12,913
General and administrative	20,451	20,055	17,245
Restructuring costs	2,689	–	–
Total operating expenses	92,461	101,025	100,267
Operating income (loss)	(18,972)	3,570	15,274
Interest income	490	1,148	704
Interest expense	(55)	(64)	(32)
Income (loss) before provision (benefit) for income taxes	(18,537)	4,654	15,946
Provision (benefit) for income taxes	(6,154)	977	6,059
Net income (loss)	($12,383)	$3,677	$9,887
Net income (loss) per common share
Basic	($1.31)	$0.42	$1.17
Diluted	($1.31)	$0.41	$1.14
Number of shares used in calculating net income (loss) per common share
Basic	9,417	8,802	8,433
Diluted	9,417	9,041	8,696
See accompanying notes.

Consolidated Balance Sheets
(in thousands)

	October 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 9,743	$ 14,478
Short term investments	–	2,029
Accounts receivable:
Billed	14,947	14,165
Unbilled	9,090	18,058
Total accounts receivable	24,037	32,223
Inventory	8,714	10,376
Refundable income taxes	5,053	–
Prepaid and other current assets	985	3,474
Total current assets	48,532	62,580
Property and equipment, at cost:
Machinery and equipment	40,310	40,406
Furniture and fixtures	4,954	4,600
Leasehold improvements	10,077	8,755
Construction in process	77	624
	55,418	54,385
Accumulated depreciation and amortization	(37,736)	(33,871)
	17,682	20,514
Long term investments	–	1,997
Other assets	428	58
Total assets	$66,642	$85,149
Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$1,202	$2,253
Accrued payroll and related benefits	4,420	7,099
Other accrued liabilities	1,703	2,464
Income taxes payable	–	2,506
Total current liabilities	7,325	14,322
Deferred income taxes	–	70
Commitments
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	–	–
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares– 9,604,026 at October 31, 2001 9,060,113 at October 31, 2000	24,895	22,789
Retained earnings	34,422	47,968
Total shareholders’ equity	59,317	70,757
Total liabilities and shareholders’ equity	$66,642	$85,149
See accompanying notes.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended October 31,
	2001	2000	1999
Operating activities:
Net income (loss)	($12,383)	$3,677	$9,887
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,865	4,602	4,493
Write off of leasehold improvements	1,747	–	–
Tax benefit related to stock plans	–	577	95
Changes in:
Accounts receivable	8,186	4,515	(6,158)
Refundable income taxes	(5,053)	–	–
Inventory, prepaid expenses and other current assets	4,151	(3,791)	(1,472)
Other assets	(370)	(15)	(1)
Accounts payable and accrued liabilities	(6,430)	(4,177)	3,372
Deferred income taxes	(70)	(1,063)	100
Net cash provided by (used in) operating activities	(6,357)	4,324	10,316
Investing activities:
Purchases of available-for-sale securities	–	(15,058)	–
Maturity of available-for-sale securities	4,029	11,029	1,000
Additions to property and equipment	(2,780)	(4,603)	(6,867)
Net cash provided by (used in) investing activities	1,249	(8,632)	(5,867)
Financing activities:
Issuances of common stock	2,106	4,283	2,453
Repurchases of common stock	0–	–	(3,773)
Dividends paid	(1,733)	(2,178)	(534)
Net cash provided by (used in) financing activities	373	2,105	(1,854)
Net increase (decrease) in cash and cash equivalents	(4,735)	(2,202)	2,595
Cash and cash equivalents at beginning of year	14,478	16,680	14,085
Cash and cash equivalents at end of year	$9,743	$14,478	$16,680
Supplemental disclosure of cash flow information:	(0)
Interest paid	$55$23,505	$24	$32
Income taxes paidIncome taxes paid	$304$2,845,606	$2,846	$4,424
See accompanying notes.

Consolidated Statement of Shareholders’ Equity
(in thousands)

	Common Stock	Retained Earnings	Total Shareholders’ Equity
Balance at October 31, 1998	$19,154	$37,711	$56,865
Issuance of 414,213 common shares to employees under stock purchase plan and stock option plan	2,453	–	2,453
Repurchase of 365,500 common shares	(3,773)	–	(3,773)
Dividends declared	–	(1,065)	(1,065)
Tax benefit related to stock plans	95	–	95
Other comprehensive loss	–	(29)	(29)
Net income	–	9,887	9,887
Balance at October 31, 1999	17,929	46,504	64,433
Issuance of 617,874 common shares to employees under stock purchase plan and stock option plan	4,283	–	4,283
Dividends declared	–	(2,210)	(2,210)
Tax benefit related to stock plans	577	–	577
Other comprehensive loss	–	(3)	(3)
Net income	–	3,677	3,677
Balance at October 31, 2000	$22,789	$47,968	$70,757
Issuance of 543,913 common shares to employees under stock purchase plan and stock option plan	2,106	–	2,106
Dividends declared	–	(1,166)	(1,166)
Other comprehensive income	–	3	3
Net (loss)	–	(12,383)	(12,383)
Balance at October 31, 2001	$24,895	$34,422	$59,317

Notes to Consolidated Financial Statements, October 31, 2001

Note 1: Organization and Summary of Significant Accounting Policies

Organization

Applied Signal Technology, Inc. ("the Company") was incorporated in California on January 12, 1984. The Company provides advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunications signals. The Company’s primary customers are the United States Government and its foreign allies. For each of the three years in the period ended October 31, 2001, substantially all of the Company’s revenues were from contracts with the U.S. Government, its agencies, or prime contractors for the U.S. Government.

In fiscal year 2000, the Company formed two wholly owned subsidiaries, eNetSecure, Inc. ("eNetSecure") and Transcendent Technologies, Inc. ("Transcendent"). eNetSecure was a developer and provider of network monitoring services for both intrusion detection and policy enforcement. Transcendent was a provider of sophisticated network management and spectrum monitoring systems.

In fiscal year 2001, the Company reintegrated eNetSecure and Transcendent into Applied Signal Technology. The primary reason for both reintegrations was the inability of the subsidiaries to obtain adequate third-party financing to satisfy their operational requirements. eNetSecure was reintegrated during the second quarter of fiscal year 2001, and Transcendent was reintegrated during the fourth quarter of fiscal year 2001.

Principles of Consolidation

The consolidated financial statements of Applied Signal Technology, Inc. include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Contracts Revenues and Contract Accounting

Approximately 68% of contract revenues in fiscal year 2001 (59% in fiscal year 2000 and 55% in fiscal year 1999) are represented by cost-reimbursement contracts. In accounting for these contracts, costs are charged to operations as incurred (including allowable administrative expenses) and revenues are recognized based on costs incurred plus estimated effective fee rates. Estimated fee rates are determined on a contract-by-contract basis according to the type of fee (for example, fixed, incentive, or award) and the most recent estimated cost of completion of the individual contract.

Approximately 32% of contract revenues in fiscal year 2001 (41% in fiscal year 2000 and 45% in fiscal year 1999) are represented by fixed-price contracts. In accounting for these contracts, the Company uses the percentage-of-completion method, which is substantially the same method as that used for cost-reimbursement contracts, as described above. Contract costs (including administrative expenses) are charged to operations as incurred and revenues are recognized based on estimates of costs and fees at completion on a contract-by-contract basis.

Losses on any individual contract are provided for at the time they become known.

A significant portion of the Company’s revenues is derived from fixed-price contracts. Under fixed price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by the Company, and could have a material adverse effect on the Company’s results of operations.

Prior to reintegration, eNetSecure and Transcendent did not generate any significant revenues.

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

Price Redetermination

As a government contractor, Applied Signal Technology is subject to price redetermination on certain fixed-price contracts if it is determined that the Company did not price its products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2001, 2000, and 1999 the Company did not incur any price redeterminations on any of its contracts.

Cash Equivalents and Investments

The Company considers all highly liquid debt investment purchased with a maturity of three months or less to be cash equivalents. Short-term investments, when acquired, are comprised of U.S. Government treasury bills and notes.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s debt securities, which consist of U.S. Treasury securities, are classified as available-for-sale and are carried at fair market value in short-term investments and long-term investments. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings and there were none as of October 31, 2001. Realized gains and losses on available-for-sale securities have not been material. The cost of securities sold is based on the specific identification method.

Property and Equipment

Machinery and equipment as well as furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the assets or the lease term.

Per Share Data

Basic net income (loss) per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding by using the treasury stock method.

The per share data is as follows (in thousands, except per share amounts):

	Year Ended October 31,
	2001	2000	1999
Numerator:
Net income (loss)	($12,383)6	$3,677	$9,887
Denominator:
Weighted average number of common shares outstanding used to compute net income (loss) per common share–basic	9,417	8,802	8,433
Effect of dilutive stock options	–	239	263
Shares used to compute net income (loss) per common share–diluted	9,417	9,041	8,696
Net income (loss) per common share–basic	($1.31)	$0.42	$1.17
Net income (loss) per common share–diluted	($1.31)	$0.41	$1.14

Approximately 53,000 potential common shares were excluded from the number of shares used to compute diluted net loss per common share for the year ended October 31, 2001, respectively, as their effect would be antidilutive.

Comprehensive Income

The components of comprehensive income (loss), net of tax are as follows (in thousands):

	Year Ended October 31,
	2001	2000	1999
Net income (loss)	($12,383)6	$3,677	$9,887
Unrealized gain (loss) on securities	3	(3)	(29)
Comprehensive income (loss)	($12,380)3	$3,674	$9,858

As of October 31, 2001 accumulated comprehensive income (loss) on securities was zero. As of October 31, 2000 and 1999 the accumulated comprehensive loss was approximately $3,000 and zero, respectively.

Recent Accounting Pronouncements

In June 1998, the FASB issued the Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133")," which was adopted by the Company on November 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have an impact on the Company’s operating results and financial condition, since it does not invest in derivative instruments nor engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 summarized certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and was required to be adopted by the Company no later than the fourth quarter of fiscal year 2001. The adoption of SAB 101 had no impact on the Company’s operating results and financial condition.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new standards require business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. Goodwill recorded prior to July 1, 2001 will cease to be amortized effective January 1, 2002 and will also be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through June 30, 2001, these standards do not have an impact on the Company’s operating results or financial condition.

Note 2: Accounts Receivable Allowance for Doubtful Accounts

During fiscal year 2001, the Company reduced accounts receivable balances by approximately $257,000. This is due to what the Company believes to be one customer’s inability to pay its outstanding invoices. In fiscal years 2000 and 1999 there were no reductions to accounts receivable balances for questionable cash receipts from customers.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3: Inventory

The Company manufactures product subassemblies in inventory to be able to quickly meet the requirements of future contracts. Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	October 31,
	2001	2000
Raw materials	$1,310	$1,354
Work-in-process	6,859	5,986
Finished goods	277	453
	8,446	7,793
Precontract costs	268	2,583
	$8,714	$10,376

Precontract costs represent costs incurred in connection with ongoing level-of-effort contracts for which contract modifications have not been definitized ($268,000 at October 31, 2001 and $2,451,000 at October 31, 2000) and costs incurred in anticipation of specific expected future contract awards.

Note 4: Line of Credit

The Company has a $3,000,000 secured, revolving bank line of credit for short-term cash requirements, which is secured against all assets. Borrowings under the line of credit bear interest at the bank’s reference rate (5.5% at October 31, 2001), payable monthly and expiring March 15, 2002. At both October 31, 2001 and 2000, this facility was unused. Under this credit facility, the Company is subject to certain commitment and utilization fees on the unused portion of the committed amount. Fees incurred were not material during the last three fiscal years. The line of credit agreement requires compliance with certain financial covenants. As of October 31, 2001, the Company was in compliance with the bank’s required covenants and restrictions. However, during the first three quarters of fiscal year 2001 and the fourth quarter of fiscal year 2000, the Company violated the profitability covenant, but the bank waived this violation for the fourth quarter of fiscal year 2000 and the first two quarters of fiscal year 2001. As of October 31, 2000, the Company was in compliance with all other required covenants and restrictions except for the profitability covenant.

Note 5: Commitments

The Company leases its facilities under non-cancelable lease agreements, which expire at various dates between fiscal years 2002 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. The aggregate minimum annual lease commitments as of October 31, 2001 under long-term operating leases are as follows (in thousands):

Fiscal Year
2002	4,074
2003	4,125
2004	4,020
2005	3,600
2006	3,435
Thereafter	18,874
$38,128

Rent expense under operating leases was $4,847,000 in fiscal year 2001 ($4,473,000 in fiscal year 2000 and $4,313,000 in fiscal year 1999).

The Company had outstanding letters of credit at October 31, 2001, 2000, and 1999 totaling approximately $1,331,000, $1,218,000, and $1,230,000, respectively.

The Company has long-term equipment leases totaling approximately $284,000 at the end of fiscal year 2001, which expire at various dates between fiscal year 2002 and fiscal year 2003.

Note 6: Shareholders’ Equity

Dividends

Dividends were paid to all common shareholders in the amounts of $1,733,000, $2,178,000, and $534,000 for fiscal years ending October 31, 2001, 2000, and 1999, respectively.

Employee Stock Purchase Plan

Under the Company’s 1993 Employee Stock Purchase Plan ("1993 Plan"), a total of 3,700,000 shares of common stock have been reserved for issuance. The 1993 Plan permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of any employee’s compensation) at 85% of the lower of its fair market value at the beginning or end of the purchase period. As of October 31, 2001, 1,286,000 shares remain reserved for issuance and eligible for purchase under the 1993 Plan.

Stock Option Plan – 1991

The Company’s 1991 Stock Option Plan ("1991 Plan") provides for the granting of incentive stock options and non-qualified stock options to employees, directors, and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. Some options are exercisable only at the end of a two-year vesting period and some options are exercisable at the rate of 1/5 per year over five years. The 1991 plan expired on January 19, 2001 and all remaining shares expired.

A summary of the option activity under the 1991 Plan is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
Balance at October 31, 1998	594,948	780,130	$6,432,864	$8.25
Granted	(275,938)	275,938	3,345,748	$12.13
Exercised	——	(60,492)	(240,339)	$3.97
Canceled	29,850	(29,850)	(428,419)	$14.35
Balance at October 31, 1999	348,860	965,726	9,109,854	$9.43
Granted	(309,668)	309,668	4,120,103	$13.307
Exercised	–	(349,310)	(4,926,4082,268,260)	$6.49
Canceled	167,061	(167,061)	(2,091,912)	$12.52
Balance at October 31, 2000	206,253	759,023	8,869,785	$11.69
Granted	(212,000)	212,000	1,113,000	$5.25
Exercised	–	(85,065)	(220,663)	$2.59
Canceled	193,693	(193,693)	(1,909,280)	$9.86
Expired	(187,946)
Balance at October 31, 2001	–	692,265	$7,852,842	$11.34

Stock Option Plan – 2000

The Company’s 2000 Stock Option Plan ("2000 Plan") provides for the granting of non-qualified stock options to employees and consultants of the Company at prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. To date, all options are exercisable at the rate of 20% one year after the grant date and the remaining shares at the rate of 1/60 per month over the remaining 48 months such that the options are 100% vested 5 years after the grant date.

A summary of the option activity under the 2000 Plan is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
Authorized	500,000	——	——
Granted	(214,500)	214,500	$1,867,196	$8.70
Exercised	——	——	——	——
Canceled	21,500	(21,500)	(211,188)	$9.82
Balance at October 31, 2000	307,000	193,000	1,656,008	$8.58
Granted	(155,000)	155,000	792,662	$5.11
Exercised	–	——	——	——
Canceled	54,000	(54,000)	(393,683)	$7.29
Balance at October 31, 2001	206,000	294,000	$2,054,987	$6.99

Stock Option Plan – 2001

The Company’s 2001 Stock Option Plan ("2001 Plan") provides for the granting of incentive stock options and non-qualified stock options to employees, directors, and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. Options are exercisable at the rate of 20% one year after the grant date and the remaining shares vest at the rate of 1/60 per month over the remaining 48 months such that the options are 100% vested 5 years after the grant date. Under the plan, 500,000 shares have been authorized. To date, no options have been granted under this plan.

Common Stock Reserved for Issuance

At October 31, 2001, the Company has reserved 2,978,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, the 1991 Stock Option Plan, the 2000 Stock Option Plan, and the 2001 Stock Option Plan.

Accounting for Stock-Based Compensation

The following table summarizes information about options outstanding for all of the Company’s option plans as of October 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$4.00 — $4.94	68,500	7.25	$4.24	–	–
$5.06 — $5.94	230,000	7.20	$5.26	–	–
$6.00 — $7.81	66,000	6.95	$7.11	7,159	$7.81
$8.00 — $9.88	111,000	6.76	$8.58	24,073	$8.58
$10.00 — $11.63	170,370	6.09	$11.58	2,710	$11.03
$12.13 — $12.75	161,345	5.11	$12.13	159,779	$12.13
$14.56 — $15.50	137,050	4.02	$15.45	119,450	$15.49
$16.75 — $23.31	42,000	6.06	$22.38	10,800	$21.13
$4.00 — $23.31	986,265	6.11	$10.05	323,971	$13.30

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted, under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123")," to disclose its stock-based compensation with no financial statement effect. The pro forma effects of applying SFAS 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended October 31,
	2001	2000	1999
Net income (loss)
As reported	($12,383)	$3,677	$9,887
Pro forma	($13,595)	$1,886	$7,650
Net income (loss) per share
Basic — As reported	($1.31)	$0.42	$1.17
— Pro forma	($1.44)	$0.21	$0.91
Diluted — As reported	($1.31)	$0.41	$1.14
— Pro forma	($1.44)	$0.21	$0.88

The weighted average fair value at date of grant for options granted during fiscal years 2001, 2000, and 1999 were $3.35, $XXX.XX6.58, and $6.26 per option, respectively. The weighted average fair value for shares purchased through the employee stock purchase plans during fiscal years 2001, 2000, and 1999 were $2.65, $xxx.xx3.96, and $3.89 per share, respectively.

The fair value of options at the date of grant was estimated by the Company by using the Black Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2001	2000	1999	2001	2000	1999
Risk-free interest rate	4.5%	5.0%	6.7%	1.8%	5.7%	5.3%
Expected life (years)	5	4.6	5.5	0.5	0.5	0.5
Expected volatility	0.76	0.73	0.62	0.76	0.73	0.62
Expected dividends	0.02%	1.25%	2.0%	0.02%	1.25%	2.0%

Note 7: Income Taxes

The provision (benefit) for income taxes for the years ended October 31, 2001, 2000, and 1999 consists of the following (in thousands):

	Year Ended October 31,
	2001	2000	1999
Federal:
Current	($4,006)	$1,826	$5,205
Deferred	(2,028)	(946)	(3)
	($6,034)	$880	5,202
State:
Current	($120)	$271	845
Deferred	–	(174)	12
	(120)	97	857
	($6,154)	$977	$6,059

The tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares reduce taxes currently payable as shown by $577,109 and $95,308 for fiscal year 2000 and 1999, respectively. Such benefits are credited to additional paid-in-capital when realized.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows (in thousands):
	Year Ended October 31,
	2001	2000	1999
Computed expected tax provision (benefit)	($6,302)	$1,582	$5,581
State income tax, net of federal benefit	(78)	64	557
Federal R&D credit	–	(806)	–
Other	226	137	(79)
	($6,154)	$977	$6,059
Effective tax rate	33.2%	21.0%	38.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	October 31,
	2001	2000
Deferred tax assets:
Accrued expenses and reserves	$2,040	$2,057
Research and Development credit carryforwards	2,276	–
State taxes and other	691	41
	5,007	2,098
Valuation Allowance	(5,007)	–
	–	2,098
Deferred tax liabilities:
Tax over financial statement depreciation	–	(70)
	–	$2,028

Note 8: Retirement Plan

All employees who perform at least 1,000 hours of service per year are covered under the Company’s retirement plan (the "Retirement Plan"). Contributions to the Retirement Plan by the Company are discretionary and currently are at the rate of 4% of qualified compensations up to $170,000. The Company accrues for the accumulated contributions, which are payable biweekly to the Retirement Plan’s administrator. The Company has expensed approximately $1,238,000 in fiscal year 2001 ($2,135,000 in fiscal year 2000 and $2,006,000 in fiscal year 1999), which is included in general and administrative expenses.

Note 9: Restructuring Costs

During fiscal year 2001, the Company implemented cost reduction actions resulting in restructuring costs of $2,689,000. Cost reduction actions included a consolidated work force reduction of 168 employees, which included 110 technical employees and 58 administrative employees. This represented a 31% reduction in the number of employees since April 18, 2001. The restructuring costs include severance related benefits of approximately $1,276,000, the write-off of leasehold improvements associated with vacated facilities of approximately $1,747,000, and various other associated restructuring costs of $85,000. Restructuring costs were offset by the reversal of deferred rent associated with terminated facility leases of approximately $419,000. The deferred rent balance had been recorded over several years beginning with the inception of the lease term and represented the difference between amounts paid for rent expense and the amounts recognized in the statement of operations on a straight-line basis.

The Company completed its restructuring activities during fiscal year 2001, including the payment of all severance benefits. No further cash outlays from the restructuring actions are expected.

Note 10: Segment Reporting

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," at October 31, 1999. SFAS 131 establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision-maker in deciding the allocation of resources and assessment of performance.

As a result of the reintegration of eNetSecure and Transcendent, the financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole, and not its individual divisions. Thus, there is one reportable segment at October 31, 2001.

Prior to reintegration, eNetSecure generated revenues of approximately $83,000 and operating expenses of approximately $2,458,000. Transcendent generated approximately $248,000 in revenues and approximately $3,833,000 in operating expenses prior to its reintegration.

In fiscal year 2000, the Company operated in three reportable business segments. In fiscal year 1999, the Company operated in one reportable segment.

Financial data by segment for fiscal year 2000 is as follows:

	Applied Signal Technology	eNetSecure	Transcendent Technologies	Consolidated Total
Revenues	$104,595,000	–	–	$104,595,000
Operating expenses	$97,759,000	$1,702,000	$1,564,000	$101,025,000
Interest income	$1,080,000	$37,000	$31,000	$1,148,000
Interest expense	($64,000)	–	–	($64,000)
Net income (loss)	$6,874,000	($1,665,000)	($1,533,000)	$3,677,000
Depreciation and amortization	$4,563,000	$13,000	$26,000	$4,602,000
Total assets	$81,061,000	$2,221,000	$1,867,000	$85,149,000

Direct purchases by the U.S. Government accounted for approximately 55%, 58%, and 45% of total revenues in fiscal years 2001, 2000, and 1999, respectively. Subcontract revenues accounted for approximately 38%, 36%, and 46% of total revenues for fiscal years 2001, 2000, and 1999, respectively. Foreign revenues accounted for 4%, 5%, and 5% of total revenues for fiscal years 2001, 2000, and 1999, respectively. Other revenue accounted for 3%, 1%, and 4% of total revenues for fiscal years 2001, 2000, and 1999, respectively.

The Company’s operations, are treated as one operating segment - the design, development and manufacturing of signal processing equipment - as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. In addition, the activity of the Company’s subsidiaries does not meet the thresholds required for segmented reporting.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

The information required by Part III, Items 10, 11, 12, and 13 listed below, are incorporated by reference from the information contained in the Applied Signal Technology, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held March 14, 2002 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting.

Item 10: Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Executive Officers of Registrant" in the Proxy Statement.

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

Part IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) The following financial documents of Applied Signal Technology, Inc., are filed as part of this report under Item 8:

  Consolidated Balance Sheets – October 31, 2001 and 2000
  Consolidated Statements of Income – Years ended October 31, 2001, 2000, and 1999
  Consolidated Statement of Shareholders’ Equity – Years ended October 31, 2001, 2000, and 1999
  Consolidated Statements of Cash Flows – Years ended October 31, 2001, 2000, and 1999
  Notes to Consolidated Financial Statements – October 31, 2001

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Listing of Exhibits – See Exhibit Index on page 57 47 of this Report on Form 10-K.

(b) Reports on Form 8-K filed in the Company’s fiscal year ended October 31, 2001: None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology, Inc.

(Registrant)

Dated January 25, 2002 /s/ Gary L. Yancey____________
Gary L. Yancey, President, Chief Executive
Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Date	Title
/s/ Gary L. Yancey
Gary L. Yancey	January 25, 2002	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

/s/ James E. Doyle
James E. Doyle	January 25, 2002	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James F. Collins
James F. Collins	January 25, 2002	Director

/s/ John P. Devine
John P. Devine	January 25, 2002	Director

/s/ David D. Elliman
David D. Elliman	January 25, 2002	Director

/s/ John R. Treichler
John R. Treichler	January 25, 2002	Director

/s/ Stuart G. Whittelsey, Jr.
Stuart G. Whittelsey, Jr.	January 25, 2002	Director

Annual Report on Form 10-K
Item 14(c) and (d)

Certain Exhibits

Year Ended October 31, 2001

Applied Signal Technology, Inc.
400 West California Avenue
Sunnyvale, CA 94086

Applied Signal Technology
Index to Exhibits
Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Articles of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnification Agreement for directors and officers
10.2(1)	1984 Stock Purchase Plan and form of agreement thereunder
10.3(1)	1991 Stock Option Plan and forms of agreements thereunder
10.4(1)	1993 Employee Stock Purchase Plan
10.5(1)	Profit Sharing Policy as amended
10.6(1)	Summary Plan Description of 401(k) Retirement Plan
10.7(1)	Lease Agreement dated August 21, 1985 with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8(2)	Lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.9(3)	Lease agreement dated May 31, 1996 with Constellation Real Estate, Inc., for 135 National Business Parkway
10.10(3)	Amendments to lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc.
10.11(4)	2000 Stock Option Plan and forms and agreements thereunder
10.12(5)	Line of Credit Agreement dated September 18, 2000 with Sanwa Bank California
10.13	Bonus Pool Policy
10.14	First Amendment to Line of Credit Agreement dated October 22, 2001 with United California Bank (formerly Sanwa Bank California)
10.15	Security Agreement dated October 22, 2001 with United California Bank (formerly Sanwa Bank California)
10.16	Amendments to Lease Agreements dated July 30, 2001 with Legacy Partners
10.17(6)	2001 Stock Option Plan and forms of agreements thereunder
10.18	Amendments to Lease Agreements dated September 20, 2000 with Eden Roc Partnership
10.19	Amendments to Lease Agreements dated April 19, 2001 with Legacy Partners
21.1(5)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1) Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).

(2) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 1994 dated January 27, 1995.

(3) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 1996 dated January 26, 1997.

(4) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form S-8 No. 333-52308 filed December 20, 2000.

(5) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2000 dated January 26, 2001.

(6) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form S-8 No. 333-72212 filed October 25, 2001.

Applied Signal Technology, Inc.
Exhibit 23.1

Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-68146, 33-68148, 33-52308, and 333-72212) pertaining to the 1993 Employee Stock Purchase Plan, the 1991 Stock Option Plan, the 2000 Stock Option Plan, and the 2001 Stock Option Plan of Applied Signal Technology, Inc. of our report dated December 13, 2001, with respect to the consolidated financial statements of Applied Signal Technology, Inc. included in the Annual Report (Form 10-K) for the year ended October 31, 2001.

San Jose, California
January 25, 2002