Form 10-K/A
period 2001-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2002-01-29
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A No. 1
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
Common Stock, without par value – $72,070,922 as of January 4, 2002.

Number of shares of registrant’s common stock outstanding:
Common Stock, without par value – 9,792,646 shares as of January 4, 2002.

Explanatory Note

This Form 10-K/A No. 1 is filed to correct formatting errors (numeric and text) in the original submission.

This Form 10-K/A No. 1 replaces, in its entirety, the Company's Form 10-K for the year ended October 31, 2001 filed January 25, 2002.

Document Incorporated by Reference

The Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on March 14, 2002 is incorporated herein by reference in Part III to the extent stated herein.

This Annual Report on Form 10-K/A No. 1 consists of 81 pages, including exhibits. The exhibit index is on page 48.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

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

Products

Applied Signal Technology’s products consist of signal collection and processing equipment that uses software and hardware developed by the Company over many years of performing development contracts to provide signal reconnaissance equipment to the United States Government. This software and hardware enable the Company’s processing equipment to evaluate large numbers of radio frequency signals and to select the relatively small proportion that contain information likely to be useful in the signal reconnaissance programs of the United States Government. The Company offers a variety of signal reconnaissance products that can be categorized as follows.

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

Wideband Processors. These processors "clean" telecommunication signals for further processing by VGC processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortion these processors correct are multipath interference (caused by the reception of a signal and its reflections) and cochannel interference (caused by the reception of multiple interfering signals). Commercial telecommunications companies overcome these distortions with careful alignment and tuning which requires interruption of the telecommunication signals. The Company’s wideband processors perform this alignment independently and automatically by adjusting processing parameters using proprietary adaptive algorithms that let the processors "learn" how to process the incoming signals. One of the Company’s wideband processors processes signals that carry thousands of VGCs in a digital format which is proliferated throughout the world and is particularly susceptible to distortions. The Company’s wideband processors currently range in price from approximately $80,000 to approximately $150,000.

Processing Systems. Although the Company has emphasized subsystem or "product" development since its inception, it has also developed and delivered signal processing systems in situations where the capabilities of its products have enabled it to obtain a system development contract on a sole-source basis from the United States Government. The Company’s two largest system installations for which the Company developed custom systems software integrated a number of the Company’s standard VGC processors that were developed to exacting United States Government software and documentation standards. Pricing for processing systems can vary widely depending on the system requirements. Prices may range from $100,000 to millions of dollars.

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

The Company’s United States Government customers consist of approximately six military and intelligence agencies with signal reconnaissance needs. Within the six major customers, the Company has contracts with approximately 20 different offices, each with separate budgets and contracting authority. The Company’s largest contract accounted for 8%, 12%, and 21% of the Company’s revenues in fiscal years 2001, 2000, and 1999, respectively.

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

Competitive-bid or sole-source contracts can be either fixed-price contracts, pursuant to which the Company agrees to deliver equipment for a fixed price and assumes the risk of cost overruns, or cost-reimbursement contracts, pursuant to which the Company is reimbursed for its direct and indirect costs and paid a negotiated profit. During fiscal year 2001, approximately 32% of the Company’s revenues were from fixed-price contracts and approximately 68% were from cost-reimbursement contracts. During fiscal year 2000, approximately 41% of the Company’s revenues were from fixed-price contracts and approximately 59% were from cost-reimbursement contracts. During fiscal year 1999, approximately 45% of the Company’s revenues were from fixed-price contracts and approximately 55% were from cost-reimbursement contracts. Historically, the Company has achieved greater profit margins from its fixed-price contracts than from its cost-reimbursement contracts. In the last two years, the Company has experienced a shift in favor of cost-reimbursement contracts awarded by its customers.

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

Backlog

Applied Signal Technology’s backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $32,085,000, $34,561,000, and $64,905,000 at October 31, 2001, 2000, and 1999, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. The Company includes a contract in backlog when the contract is signed by both the Company and the customer. The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in its contracts. (See Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog.")

Research and Development

Applied Signal Technology conducts research and development (R&D) pursuant to United States Government R&D contracts and as part of its own R&D program. During fiscal year 2001, Applied Signal Technology’s R&D program was funded by the billing rates charged to its customers and by the Company’s own investment, which is not reimbursed.

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

Company Divisions

Applied Signal Technology is organized into a Technical Operations Group and a Finance Division. The Company’s technical staff includes personnel with systems development expertise, which the Company applies not only to systems development but also to its product development in order to ensure the compatibility of its products with a variety of system requirements. The Technical Operations Group has four divisions. Three of these divisions—Wireless Communications Systems Division, Multichannel Systems Division, and the East Coast Division—are engineering divisions, which are primarily responsible for conducting all R&D activities as well as the initial development of products. The fourth division is the Operations Division, which is primarily responsible for manufacturing multiple units of products. All of the divisions work together to ensure that production-related issues such as manufacturability, reliability, and maintainability are addressed from initial product definition through final product shipment. As of January 4, 2002, there were 197 employees in the engineering divisions and 63 employees in the Operations Division. (See "Employees.") In addition, the Company reintegrated its subsidiaries, eNetSecure and Transcendent (see "Subsidiaries"), in fiscal year 2001, which left the Company with one reportable segment.

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

In addition to corporate headquarters in Sunnyvale, California, the Company maintains engineering offices in Herndon, Virginia; Annapolis Junction, Maryland; Salt Lake City, Utah; and Hillsboro, Oregon. As of January 4, 2002 there were a total of 58 employees in these locations. Most of the personnel staffing these offices are technical personnel and, in addition to marketing activities, are involved in R&D and customer support (for example, installation, training, and troubleshooting).

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

Competition

The signal reconnaissance market is highly competitive and Applied Signal Technology expects that competition will increase in the future. Some of the Company’s current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than Applied Signal Technology. The Company’s current competitors include L-3 Communications Corporation; Boeing-North America; E-Systems, Inc. (a subsidiary of Raytheon Corporation); General Dynamics Corporation; Harris Corporation; Lockheed Martin Corporation; and TRW, Inc. Substantial competition could have a material adverse effect on the Company’s financial condition and operating results.

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

The Company has filed patent applications for certain of its technologies. As of October 31, 2001, the Company has two patents. The Company believes that given the rapidly changing nature of signal collection and processing technology, its future success will depend primarily upon the technical competence and creative skills of its personnel. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate.

Although the Company does not believe, and has not received notice that it is infringing upon the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company. In the event any third party made a valid claim against the Company and a license was not made available to the Company on commercially reasonable terms, this could have a material adverse effect on the Company’s financial condition and operating results.

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

In particular, the Company must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement or contracting obligations or security obligations could result in penalties or suspension of the Company from government contracting, which would have a material adverse effect on the Company’s financial condition and operating results. (See Item 1: "Business—Customers, Contracts, and Marketing.")

Employees

As of January 4, 2002, Applied Signal Technology had approximately 356 employees, 60 of whom hold advanced technical degrees (master and/or doctoral degrees), including 10 with doctoral degrees.

The Company’s business requires that a large number of its technical employees obtain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in signal reconnaissance marketing require the appropriate clearances to meet with government technical representatives and discuss the government’s needs. The Company has a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 67% of the Company’s staff have security clearances. The success of the Company is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom could adversely affect the Company’s business. Such personnel are in great demand and limited supply.

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

Revenue Concentration. Due to the award of certain larger contracts, Applied Signal Technology has experienced a significant concentration of revenues from a single contract in recent periods. Revenue related to a single contract comprised 8% of revenues for fiscal year 2001. This compares to 12% and 21% attributable to the same contract in fiscal year 2000 and 1999, respectively. This contract continues to be extended and it is currently anticipated that it will complete by the middle of fiscal year 2002 and should decline as a percentage of fiscal year 2002 revenues. This contract may be terminated at the sole discretion of the United States Government. If this contract or other large contracts of the Company were terminated, this could have a material adverse effect on the Company’s future operating results and financial condition.

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

Dependence Upon Personnel. Applied Signal Technology’s ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. Management believes that there has been a change in the local California economy where the Company must compete for talent in the telecommunications sector. It should not be as difficult recruiting new staff capable of obtaining the necessary security clearance in fiscal year 2002 as in prior years. (See "Employees.") The Company maintains offices in Annapolis Junction, Maryland; Herndon, Virginia; Hillsboro, Oregon; and Salt Lake City, Utah, providing it the ability to attract and retain qualified personnel in areas outside of California. The Company believes these offices should allow it to successfully attract and retain qualified employees. Failure to do so could have a material adverse effect on the Company’s operating results and financial condition.

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

Item 2: Properties

The Company’s corporate offices, located in Sunnyvale, California, also serve as its primary research and development, engineering, production, marketing, and administrative center. In September 2001, the Company signed amendments to its Sunnyvale, California leases. These amendments were for lease terminations of two buildings then under lease by the Company and the termination of an option for an additional building. The reduction in facilities space was approximately 134,379 square feet for the termination of the two buildings under lease and approximately 58,000 square feet for the termination of the option for an additional building. The total reduction in facilities space was approximately 192,379 square feet. As of October 31, 2001, the Company leased five buildings of approximately 266,077 square feet under a lease whose term expires in March 2012.

In addition, the Company maintains four offices within the United States for small development, marketing, and administrative functions. The Company leases the following properties: 29,121 square feet of a 90,000-square-foot building in Annapolis Junction, Maryland (lease expires April 2004); 15,520 square feet of a 104,922-square-foot building in Herndon, Virginia (lease expires January 2006); 11,000 square feet of a 40,000-square-foot building in Hillsboro, Oregon (lease expires October 2004); and 14,476 square feet of a 23,300-square-foot building in Salt Lake City, Utah (lease expires April 2004).

The Company’s business requires that it maintain a facility clearance, sponsored and approved by the United States Government, at each of its offices. This approval could be suspended or revoked if the Company is found not to have complied with security regulations applicable to such facilities. Any revocation or suspension of such approval that materially delayed the Company’s delivery of its products to customers would materially adversely affect the Company’s results of operations. Although the Company has adopted policies directed at assuring its compliance with relevant regulations, there can be no assurance that the approved status of the Company’s facilities will continue without interruption.

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

Part II

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

Selected Common Stock Data

Applied Signal Technology Common Stock was first offered to the public on March 26, 1993. Since the initial public offering, the stock has been traded on the NASDAQ National Market under the symbol "APSG." As of January 4, 2002, the Company had approximately 476 shareholders of record. The following table sets forth the range of high, low, and last sale prices for the Company’s Common Stock over the eight quarters ending October 31, 2001. The "last" price per share in the table represents the closing price on the last trading day of the quarter. The quotations represent inter-dealer quotations, without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

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

Item 6: Selected Consolidated Financial Data

All data is in thousands except per share data.

Summary of Operations:	Year Ended October 31,
	2001	2000	1999	1998	1997
Revenues from contracts	$73,489	$104,595	$115,541	$110,087	$96,259
Operating expenses:
Contract costs	52,199	64,000	70,109	67,840	60,404
Research and development	17,122	16,970	12,913	12,208	10,137
General and administrative	20,451	20,055	17,245	14,262	13,642
Restructuring costs	2,689	—	—	—	—
Total operating expenses	92,461	101,025	100,267	94,310	84,183
Operating income (loss)	(18,972)	3,570	15,274	15,777	12,076
Interest income (expense), net	435	1,084	672	584	190
Income (loss) before provision (benefit) for income taxes	(18,537)	4,654	15,946	16,361	12,266
Provision (benefit) for income taxes	(6,154)	977	6,059	6,217	4,600
Net income (loss)	($12,383)	$3,677	$9,887	$10,144	$7,666
Net income (loss) per common share:
Basic	($1.31)	$0.42	$1.17	$1.20	$0.94
Diluted	($1.31)	$0.41	$1.14	$1.15	$0.91
Number of shares used when calculating net income (loss) per common share:
Basic	9,417	8,802	8,433	8,468	8,128
Diluted	9,417	9,041	8,696	8,859	8,435
Financial Position at End of Fiscal Year:	2001	2000	1999	1998	1997
Working capital	$41,207	$48,258	$45,009	$39,716	$34,936
Total assets	66,642	85,149	84,034	72,463	64,161
Retained earnings	34,422	47,968	46,504	37,711	27,569
Shareholders’ equity	59,317	70,757	64,433	56,866	49,766
Book value per common share	$6.18	$7.81	$7.63	$6.77	$5.96

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

The Company’s revenues are derived from either fixed-price contracts, which provide that the Company performs a contract for a fixed-price and assumes the risk of any cost overruns, or cost-reimbursement contracts, which provide that the Company receives the direct and indirect costs of performance plus a negotiated profit. In fiscal year 2001, 2000, and 1999, approximately 32%, 41%, and 45%, respectively, of the Company’s revenues were derived from fixed-price contracts. In fiscal year 2001, 2000, and 1999, approximately 68%, 59%, and 55%, respectively, of the Company’s revenues were derived from cost-reimbursement contracts. Historically, the Company has achieved greater profit margins from its fixed-price contracts than from its cost-reimbursement contracts. In the last two years, the Company has experienced a shift in favor of cost-reimbursement contracts awarded by its customers.

Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by the Company, and could have a material adverse effect on the Company’s results of operations and financial condition.

In accounting for cost-reimbursement contracts, costs are charged to operations as incurred (including allowable administrative expenses), and revenues are recognized based on costs incurred plus estimated fee rates at the date of evaluation. In accounting for fixed-price contracts, revenue is recognized using the percent complete method, which is substantially the same as that used for cost-reimbursement contracts described above.

Revenues are recognized based on estimated costs and fees at completion on a contract-by-contract basis. Losses on any individual contracts are provided for at the time they become known. (See Note 1 to Consolidated Financial Statements.)

Operating Results—Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, the Company’s backlog:

	Year Ended October 31,
	2001	2000	1999
Revenues from contracts	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	71.0%	61.2%	60.7%
Research and development	23.3%	16.2%	11.2%
General and administrative	27.8%	19.2%	14.9%
Restructuring costs	3.7%	—	—
Total operating expenses	125.8%	96.6%	86.8%
Operating income (loss)	(25.8%)	3.4%	13.2%
Interest income (expense), net	0.6%	1.0%	0.6%
Income (loss) before provision (benefit) for income taxes	(25.2%)	4.4%	13.8%
Provision (benefit) for income taxes	(8.4%)	0.9%	5.2%
Net income (loss)	(16.8%)	3.5%	8.6%
Backlog (thousands of dollars)	$32,085	$34,561	$64,905

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

	Fiscal Year 2000				Fiscal Year 2001
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues from contracts	$26,528	$27,287	$25,173	$25,607	$21,697	$17,590	$15,396	$18,806
Operating expenses:
Contract costs	16,394	16,809	19,290	11,507	15,026	12,550	16,234	8,389
Research and development	2,342	3,213	4,133	7,282	4,644	4,671	3,426	4,381
General and administrative	4,703	3,769	4,212	7,371	6,081	4,156	3,618	6,596
Restructuring costs	—	—	—	—	39	638	1,584	428
Total operating expenses	23,439	23,791	27,635	26,160	25,790	22,015	24,862	19,794
Operating income (loss)	3,089	3,496	(2,462)	(553)	(4,093)	(4,425)	(9,466)	(988)
Interest income, net	324	218	233	309	134	125	71	105
Income (loss) before provision (benefit) or income taxes	3,413	3,714	(2,229)	(244)	(3,959)	(4,300)	(9,395)	(883)
Provision (benefit) for income taxes	1,297	1,411	(1,680)	(51)	(1,140)	(1,172)	(2,631)	(1,211)
Net income (loss)	2,116	2,303	(549)	(193)	(2,819)	(3,128)	(6,764)	328
Net income (loss) per common share
Basic	0.25	0.26	(0.06)	(0.02)	(0.31)	(0.33)	(0.71)	0.03
Diluted	0.24	0.25	(0.06)	(0.02)	(0.31)	(0.33)	(0.71)	0.03
Number of shares used in calculating net income (loss) per common share
Basic	8,550	8,747	8,889	9,005	9,224	9,337	9,520	9,599
Diluted	8,832	9,154	8,889	9,005	9,224	9,337	9,520	9,710

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

San Jose, California
December 13, 2001

Consolidated Statements of Operations
(in thousands except per share data)

	Year Ended October 31,
	2001	2000	1999
Revenues from contracts	$73,489	$104,595	$115,541
Operating expenses:
Contract costs	52,199	64,000	70,109
Research and development	17,122	16,970	12,913
General and administrative	20,451	20,055	17,245
Restructuring costs	2,689	—	—
Total operating expenses	92,461	101,025	100,267
Operating income (loss)	(18,972)	3,570	15,274
Interest income	490	1,148	704
Interest expense	(55)	(64)	(32)
Income (loss) before provision (benefit) for income taxes	(18,537)	4,654	15,946
Provision (benefit) for income taxes	(6,154)	977	6,059
Net income (loss)	($12,383)	$3,677	$9,887
Net income (loss) per common share
Basic	($1.31)	$0.42	$1.17
Diluted	($1.31)	$0.41	$1.14
Number of shares used in calculating net income (loss) per common share
Basic	9,417	8,802	8,433
Diluted	9,417	9,041	8,696
See accompanying notes.

Consolidated Balance Sheets
(in thousands)

	October 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 9,743	$ 14,478
Short term investments	—	2,029
Accounts receivable:
Billed	14,947	14,165
Unbilled	9,090	18,058
Total accounts receivable	24,037	32,223
Inventory	8,714	10,376
Refundable income taxes	5,053	—
Prepaid and other current assets	985	3,474
Total current assets	48,532	62,580
Property and equipment, at cost:
Machinery and equipment	40,310	40,406
Furniture and fixtures	4,954	4,600
Leasehold improvements	10,077	8,755
Construction in process	77	624
	55,418	54,385
Accumulated depreciation and amortization	(37,736)	(33,871)
	17,682	20,514
Long term investments	—	1,997
Other assets	428	58
Total assets	$66,642	$85,149
Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$1,202	$2,253
Accrued payroll and related benefits	4,420	7,099
Other accrued liabilities	1,703	2,464
Income taxes payable	—	2,506
Total current liabilities	7,325	14,322
Deferred income taxes	—	70
Commitments
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares— 9,604,026 at October 31, 2001 9,060,113 at October 31, 2000	24,895	22,789
Retained earnings	34,422	47,968
Total shareholders’ equity	59,317	70,757
Total liabilities and shareholders’ equity	$66,642	$85,149
See accompanying notes.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended October 31,
	2001	2000	1999
Operating activities:
Net income (loss)	($12,383)	$3,677	$9,887
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,865	4,602	4,493
Write off of leasehold improvements	1,747	—	—
Tax benefit related to stock plans	—	577	95
Changes in:
Accounts receivable	8,186	4,515	(6,158)
Refundable income taxes	(5,053)	—	—
Inventory, prepaid expenses and other current assets	4,151	(3,791)	(1,472)
Other assets	(370)	(15)	(1)
Accounts payable and accrued liabilities	(6,430)	(4,177)	3,372
Deferred income taxes	(70)	(1,063)	100
Net cash provided by (used in) operating activities	(6,357)	4,324	10,316
Investing activities:
Purchases of available-for-sale securities	—	(15,058)	—
Maturity of available-for-sale securities	4,029	11,029	1,000
Additions to property and equipment	(2,780)	(4,603)	(6,867)
Net cash provided by (used in) investing activities	1,249	(8,632)	(5,867)
Financing activities:
Issuances of common stock	2,106	4,283	2,453
Repurchases of common stock	—	—	(3,773)
Dividends paid	(1,733)	(2,178)	(534)
Net cash provided by (used in) financing activities	373	2,105	(1,854)
Net increase (decrease) in cash and cash equivalents	(4,735)	(2,202)	2,595
Cash and cash equivalents at beginning of year	14,478	16,680	14,085
Cash and cash equivalents at end of year	$9,743	$14,478	$16,680
Supplemental disclosure of cash flow information:
Interest paid	$55	$24	$32
Income taxes paid	$304	$2,846	$4,424
See accompanying notes.

Consolidated Statement of Shareholders’ Equity
(in thousands)

	Common Stock	Retained Earnings	Total Shareholders’ Equity
Balance at October 31, 1998	$19,154	$37,711	$56,865
Issuance of 414,213 common shares to employees under stock purchase plan and stock option plan	2,453	—	2,453
Repurchase of 365,500 common shares	(3,773)	—	(3,773)
Dividends declared	—	(1,065)	(1,065)
Tax benefit related to stock plans	95	—	95
Other comprehensive loss	—	(29)	(29)
Net income	—	9,887	9,887
Balance at October 31, 1999	17,929	46,504	64,433
Issuance of 617,874 common shares to employees under stock purchase plan and stock option plan	4,283	—	4,283
Dividends declared	—	(2,210)	(2,210)
Tax benefit related to stock plans	577	—	577
Other comprehensive loss	—	(3)	(3)
Net income	—	3,677	3,677
Balance at October 31, 2000	$22,789	$47,968	$70,757
Issuance of 543,913 common shares to employees under stock purchase plan and stock option plan	2,106	—	2,106
Dividends declared	—	(1,166)	(1,166)
Other comprehensive income	—	3	3
Net (loss)	—	(12,383)	(12,383)
Balance at October 31, 2001	$24,895	$34,422	$59,317

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

The per share data is as follows (in thousands, except per share amounts):

	Year Ended October 31,
	2001	2000	1999
Numerator:
Net income (loss)	($12,383)	$3,677	$9,887
Denominator:
Weighted average number of common shares outstanding used to compute net income (loss) per common share—basic	9,417	8,802	8,433
Effect of dilutive stock options	—	239	263
Shares used to compute net income (loss) per common share—diluted	9,417	9,041	8,696
Net income (loss) per common share—basic	($1.31)	$0.42	$1.17
Net income (loss) per common share—diluted	($1.31)	$0.41	$1.14

Approximately 53,000 potential common shares were excluded from the number of shares used to compute diluted net loss per common share for the year ended October 31, 2001, respectively, as their effect would be antidilutive.

Comprehensive Income

The components of comprehensive income (loss) net of tax are as follows (in thousands):

	Year Ended October 31,
	2001	2000	1999
Net income (loss)	($12,383)	$3,677	$9,887
Unrealized gain (loss) on securities	3	(3)	(29)
Comprehensive income (loss)	($12,380)	$3,674	$9,858

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

Note 5: Commitments

The Company leases its facilities under non-cancelable lease agreements which expire at various dates between fiscal years 2002 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. The aggregate minimum annual lease commitments as of October 31, 2001 under long-term operating leases are as follows (in thousands):

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

Stock Option Plan — 1991

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

A summary of the option activity under the 1991 Plan is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
Balance at October 31, 1998	594,948	780,130	$6,432,864	$8.25
Granted	(275,938)	275,938	3,345,748	$12.13
Exercised	––	(60,492)	(240,339)	$3.97
Canceled	29,850	(29,850)	(428,419)	$14.35
Balance at October 31, 1999	348,860	965,726	9,109,854	$9.43
Granted	(309,668)	309,668	4,120,103	$13.30
Exercised	—	(349,310)	(2,268,260)	$6.49
Canceled	167,061	(167,061)	(2,091,912)	$12.52
Balance at October 31, 2000	206,253	759,023	8,869,785	$11.69
Granted	(212,000)	212,000	1,113,000	$5.25
Exercised	—	(85,065)	(220,663)	$2.59
Canceled	193,693	(193,693)	(1,909,280)	$9.86
Expired	(187,946)
Balance at October 31, 2001	—	692,265	$7,852,842	$11.34

Stock Option Plan — 2000

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

A summary of the option activity under the 2000 Plan is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
Authorized	500,000	––	––
Granted	(214,500)	214,500	$1,867,196	$8.70
Exercised	––	––	––	––
Canceled	21,500	(21,500)	(211,188)	$9.82
Balance at October 31, 2000	307,000	193,000	1,656,008	$8.58
Granted	(155,000)	155,000	792,662	$5.11
Exercised	—	––	––	––
Canceled	54,000	(54,000)	(393,683)	$7.29
Balance at October 31, 2001	206,000	294,000	$2,054,987	$6.99

Stock Option Plan — 2001

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

Accounting for Stock-Based Compensation

The following table summarizes information about options outstanding for all of the Company’s option plans as of October 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$4.00 – $4.94	68,500	7.25	$4.24	—	—
$5.06 – $5.94	230,000	7.20	$5.26	—	—
$6.00 – $7.81	66,000	6.95	$7.11	7,159	$7.81
$8.00 – $9.88	111,000	6.76	$8.58	24,073	$8.58
$10.00 – $11.63	170,370	6.09	$11.58	2,710	$11.03
$12.13 – $12.75	161,345	5.11	$12.13	159,779	$12.13
$14.56 – $15.50	137,050	4.02	$15.45	119,450	$15.49
$16.75 – $23.31	42,000	6.06	$22.38	10,800	$21.13
$4.00 – $23.31	986,265	6.11	$10.05	323,971	$13.30

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

	Year Ended October 31,
	2001	2000	1999
Net income (loss)
As reported	($12,383)	$3,677	$9,887
Pro forma	($13,595)	$1,886	$7,650
Net income (loss) per share
Basic – As reported	($1.31)	$0.42	$1.17
– Pro forma	($1.44)	$0.21	$0.91
Diluted – As reported	($1.31)	$0.41	$1.14
– Pro forma	($1.44)	$0.21	$0.88

The weighted average fair value at date of grant for options granted during fiscal years 2001, 2000, and 1999 were $3.35, $6.58, and $6.26 per option, respectively. The weighted average fair value for shares purchased through the employee stock purchase plans during fiscal years 2001, 2000, and 1999 were $2.65, $3.96, and $3.89 per share, respectively.

The fair value of options at the date of grant was estimated by the Company by using the Black Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2001	2000	1999	2001	2000	1999
Risk-free interest rate	4.5%	5.0%	6.7%	1.8%	5.7%	5.3%
Expected life (years)	5	4.6	5.5	0.5	0.5	0.5
Expected volatility	0.76	0.73	0.62	0.76	0.73	0.62
Expected dividends	0.0%	1.25%	2.0%	0.0%	1.25%	2.0%

Note 7: Income Taxes

The provision (benefit) for income taxes for the years ended October 31, 2001, 2000, and 1999 consists of the following (in thousands):

	Year Ended October 31,
	2001	2000	1999
Federal:
Current	($4,006)	$1,826	$5,205
Deferred	(2,028)	(946)	(3)
	($6,034)	$880	5,202
State:
Current	($120)	$271	845
Deferred	—	(174)	12
	(120)	97	857
	($6,154)	$977	$6,059

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

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows (in thousands):

	Year Ended October 31,
	2001	2000	1999
Computed expected tax provision (benefit)	($6,302)	$1,582	$5,581
State income tax, net of federal benefit	(78)	64	557
Federal R&D credit	—	(806)	—
Other	226	137	(79)
	($6,154)	$977	$6,059
Effective tax rate	33.2%	21.0%	38.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	October 31,
	2001	2000
Deferred tax assets:
Accrued expenses and reserves	$2,040	$2,057
Research and Development credit carryforwards	2,276	—
State taxes and other	691	41
	5,007	2,098
Valuation Allowance	(5,007)	—
	—	2,098
Deferred tax liabilities:
Tax over financial statement depreciation	—	(70)
	—	$2,028

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

In fiscal year 2000, the Company operated in three reportable business segments. In fiscal year 1999, the Company operated in one reportable segment.

Financial data by segment for fiscal year 2000 is as follows:

	Applied Signal Technology	eNetSecure	Transcendent Technologies	Consolidated Total
Revenues	$104,595,000	—	—	$104,595,000
Operating expenses	$97,759,000	$1,702,000	$1,564,000	$101,025,000
Interest income	$1,080,000	$37,000	$31,000	$1,148,000
Interest expense	($64,000)	—	—	($64,000)
Net income (loss)	$6,874,000	($1,665,000)	($1,533,000)	$3,677,000
Depreciation and amortization	$4,563,000	$13,000	$26,000	$4,602,000
Total assets	$81,061,000	$2,221,000	$1,867,000	$85,149,000

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

Part IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) The following financial documents of Applied Signal Technology, Inc., are filed as part of this report under Item 8:

  Consolidated Balance Sheets — October 31, 2001 and 2000
  Consolidated Statements of Income — Years ended October 31, 2001, 2000, and 1999
  Consolidated Statement of Shareholders’ Equity — Years ended October 31, 2001, 2000, and 1999
  Consolidated Statements of Cash Flows — Years ended October 31, 2001, 2000, and 1999
  Notes to Consolidated Financial Statements — October 31, 2001

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Listing of Exhibits — See Exhibit Index on page 47 of this Report on Form 10-K.

(b) Reports on Form 8-K filed in the Company’s fiscal year ended October 31, 2001: None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology, Inc.

(Registrant)

Dated January 29, 2002 /s/ Gary L. Yancey
Gary L. Yancey, President, Chief Executive
Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title
/s/ Gary L. Yancey
Gary L. Yancey	January 29, 2002	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

/s/ James E. Doyle
James E. Doyle	January 29, 2002	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James F. Collins
James F. Collins	January 29, 2002	Director

/s/ John P. Devine
John P. Devine	January 29, 2002	Director

/s/ David D. Elliman
David D. Elliman	January 29, 2002	Director

/s/ John R. Treichler
John R. Treichler	January 29, 2002	Director

/s/ Stuart G. Whittelsey, Jr.
Stuart G. Whittelsey, Jr.	January 29, 2002	Director

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

(6) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form S-8 No. 333-72212 filed October 25, 2001.

Applied Signal Technology, Inc.
Exhibit 23.1

Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-68146, 33-68148, 33-52308, and 333-72212) pertaining to the 1993 Employee Stock Purchase Plan, the 1991 Stock Option Plan, the 2000 Stock Option Plan, and the 2001 Stock Option Plan of Applied Signal Technology, Inc. of our report dated December 13, 2001, with respect to the consolidated financial statements of Applied Signal Technology, Inc. included in Amendment No. 1 to the Annual Report (Form 10-K/A) for the year ended October 31, 2001.

San Jose, California
January 25, 2002