Form 10-Q
period 2002-02-01
APPLIED SIGNAL TECHNOLOGY INC
filed 2002-03-15
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended February 1, 2002

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

[ X ] Yes     [  ] No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, no par value, 9,797,214 shares outstanding as of March 1, 2002.

This Quarterly Report on Form 10-Q consists of 24 pages.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Financial Statements

Applied Signal Technology, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

Assets	February 1, 2002 (Unaudited)	October 31, 2001 (Note)
Current assets:
Cash and cash equivalents	$ 8,126	$ 9,743
Accounts receivable:
Billed	16,250	14,947
Unbilled	10,035	9,090
	_______________	_______________
Total accounts receivable	26,285	24,037
Inventory	12,126	8,714
Refundable income taxes	5,053	5,053
Prepaid and other current assets	1,326	985
	_______________	_______________
Total current assets	52,916	48,532

Property and equipment, at cost:
Machinery and equipment	40,387	40,310
Furniture and fixtures	4,961	4,954
Leasehold improvements	10,106	10,077
Construction in process	72	77
	_______________	_______________
	55,526	55,418
Accumulated depreciation and amortization	(39,022)	(37,736)
	_______________	_______________
Net property and equipment	16,504	17,682

Other assets	412	428
	_______________	_______________
Total assets	$ 69,832	$ 66,642
	=============	=============

Applied Signal Technology, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	February 1, 2002 (Unaudited)	October 31, 2001 (Note)
Current liabilities:
Accounts payable	$ 2,107	$ 1,202
Accrued payroll and related benefits	4,105	4,420
Other accrued liabilities	1,744	1,703
Income taxes payable	188	–
	_______________	_______________
Total current liabilities	8,144	7,325
Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 9,797,214 at February 1, 2002 and 9,604,026 at October 31, 2001	25,575	24,895
Retained earnings	36,113	34,422
	_______________	_______________
Total shareholders’ equity	61,688	59,317
	_______________	_______________
Total liabilities and shareholders’ equity	$ 69,832	$ 66,642
	=============	=============

Note: The balance sheet at October 31, 2001 has been derived from the audited financial statement at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	February 1, 2002	February 2, 2001
Revenues from contracts	$ 16,231	$ 21,697

Operating expenses:
Contract costs	9,759	15,048
Research and development	1,917	4,653
General and administrative	2,700	6,089
	_______________	_______________
Total operating expenses	14,376	25,790
	_______________	_______________
Operating income (loss)	1,855	(4,093)
Interest income (expense), net	24	134
	_______________	_______________
Income (loss) before provision (benefit) for income taxes	1,879	(3,959)
Provision (benefit) for income taxes	188	(1,140)
	_______________	_______________
Net income (loss)	$ 1,691	$ (2,819)
	=============	=============
Net income (loss) per common share:
Basic	$ 0.17	$ (0.31)
Diluted	$ 0.17	$ (0.31)

Number of shares used in calculating net income (loss) per common share:
Basic	9,732	9,224
Diluted	9,888	9,224

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Three Months Ended
	February 1, 2002	February 2, 2001
Operating Activities:
Net income (loss)	$ 1,691	$ (2,819)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,286	1,373
Changes in:
Accounts receivable	(2,248)	(2,535)
Inventory, prepaids and other assets	(3,737)	(1,334)
Accounts payable, taxes payable and accrued expenses	819	(2,456)
	_______________	_______________
Net cash used in operating activities	(2,189)	(7,771)

Investing Activities:
Maturities of available-for-sale securities	–	2,029
Additions to property and equipment	(108)	(3,252)
	_______________	_______________
Net cash used in investing activities	(108)	(1,223)

Financing Activities:
Issuance of common stock	680	1,181
Dividends paid	–	(566)
	_______________	_______________
Net cash provided by financing activities	680	615
Net decrease in cash and cash equivalents	(1,617)	(8,379)
Cash and cash equivalents, beginning of period	9,743	14,478
	_______________	_______________
Cash and cash equivalents, end of period	$ 8,126	$ 6,099
	=============	=============
Supplemental disclosures of cash flow information:
Interest paid	$ 13	$ 11

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Notes to Consolidated Financial Statements
(unaudited)
February 1, 2002

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc. ("Applied Signal Technology" or "the Company") provides advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunications signals. The Company’s primary customers are the United States Government and its foreign allies. In fiscal year 2001, the Company reintegrated its wholly owned subsidiaries, Transcendent Technologies, Inc. ("Transcendent Technologies") and eNetSecure, Inc. ("eNetSecure") into Applied Signal Technology. Transcendent was a provider of sophisticated network management and spectrum monitoring systems, and eNetSecure was a developer and provider of network monitoring services for both intrusion detection and policy enforcement.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ending February 1, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.

Principles of Consolidation

The consolidated financial statements of Applied Signal Technology, Inc. include the accounts of the Company and its reintegrated subsidiaries. All significant intercompany balances and transactions have been eliminated.

Estimates

Applied Signal Technology Inc.’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

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

Revenues from Contracts

Applied Signal Technology accounts for fixed price contracts using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. The Company accounts for cost reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on contracts are also recorded in the period in which they become determinable. At interim periods during the fiscal year, contract costs are stated at target indirect rates, and the variances between actual and target spending are inventoried (for further information see "Note 2 — Inventory").

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

A reconciliation of shares used in the calculation of basic and diluted per share data follows (in thousands, except per share data):

Three Months Ended
	February 1, 2002	February 2, 2001
Numerator:
Net income (loss)	$ 1,691	$ (2,819)
	=============	=============
Denominator:
Shares used to compute net income (loss) per common share–basic	9,732	9,224
Effect of dilutive stock options	156	–
	_______________	_______________
Shares used to compute net income (loss) per common share–diluted	9,888	9,224
	=============	=============
Net income (loss) per common share–basic	$ 0.17	$ (0.31)
	_______________	_______________
Net income (loss) per common share–diluted	$ 0.17	$ (0.31)
	_______________	_______________

For the three months ended February 2, 2001, 143,000 stock options were excluded from the number of shares used to compute diluted net loss per common share, as their effect would be antidilutive.

Dividends

In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend the dividend payment. The Company paid no dividends for the three months ended February 1, 2002, and $566,000 for the three months ended February 2, 2001.

Comprehensive Income

As of February 1, 2002 and October 31, 2001, accumulated comprehensive income (loss) was zero.

The components of comprehensive income, net of tax are as follows (in thousands):
Three Months Ended
	February 1, 2002	February 2, 2001
Net income (loss)	$ 1,691	$ (2,819)
Unrealized gain (loss) on securities	–	4
	_______________	_______________
Comprehensive income (loss)	$ 1,691	$ (2,815)
	=============	=============

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	February 1, 2002 (unaudited)	October 31, 2001
Raw materials	$ 1,237	$ 1,310
Work in process	10,411	6,859
Finished goods	434	277
	_______________	_______________
	12,082	8,446
Precontract costs	44	268
	_______________	_______________
	$ 12,126	$ 8,714
	=============	=============

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and the Company records reserves for any permanent variances in the statement of operations in the period they become known. At February 1, 2002 the inventoried variance was approximately $3,508,000 (unfavorable). At February 2, 2001, the inventoried unfavorable variance was approximately $986,000. At October 31, 2001 and 2000, the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end. Management believes the rate variance at February 1, 2002 will be absorbed by expected contract activities during the remainder of fiscal year 2002.

Precontract costs represent costs incurred in connection with ongoing level-of-effort contracts for which contract modifications have not been definitized and costs incurred in anticipation of specific expected future contract awards.

Note 3: Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 as of November 1, 2002, and the Company is in the process of evaluating what, if any, impact adoption will have on its results of operations and financial condition.

Note 4: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole, and not its individual divisions. During the first quarter of fiscal year 2001, there were two additional reporting segments, eNetSecure and Transcendent Technologies, that were reintegrated into Applied Signal Technology during subsequent quarters of fiscal year 2001. The remaining business activities from these former separate segments are minimal, and divisional financial information for Applied Signal Technology is not available or reviewed by the chief operating decision maker below the gross margin level. Thus, there is only one reportable segment during the first quarter of fiscal year 2002.

Financial data by segment for the three-month period ended February 2, 2001 was as follows (in thousands):

	Applied Signal Technology	eNetSecure	Transcendent Technologies	Consolidated Total

Revenues:	$21,567	$80	$50	$21,697
	==========	==========	==========	==========
Operating expenses:	$22,801	$1,883	$1,106	$25,790
	==========	==========	==========	==========
Interest income:	$129	$9	$16	$154
	==========	==========	==========	==========
Interest expense:	($12)	($8)	–	($20)
	==========	==========	==========	==========
Net income (loss):	$24	($1,803)	($1,040)	($2,819)
	==========	==========	==========	==========
Total assets:	$78,213	$1,422	$858	$80,493
	==========	==========	==========	==========

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

Description of the Business

Applied Signal Technology, Inc. ("Applied Signal Technology" or "the Company") provides advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunications signals. The Company’s primary customers are the United States Government and its foreign allies. The Company develops and manufactures equipment for both the collection and processing of signals. Its signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. The Company’s signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At its inception in 1984, the Company focused its efforts primarily on processing equipment. Over time, the Company has broadened its scope to add specialized collection equipment and complete signal processing systems. The Company’s subsidiary corporations were reintegrated into Applied Signal Technology during fiscal year 2001.

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

Critical Accounting Policies and Estimates

General. Applied Signal Technology’s discussion and analysis of its results and operations are based upon Applied Signal Technology’s consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Revenue and cost recognition. Applied Signal Technology accounts for fixed price contracts using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. The Company accounts for cost-reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on cost-reimbursement and fixed contracts are also recorded in the period in which they become determinable. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by the Company, and could have a material adverse effect on the Company’s results of operations and financial condition.

Indirect rate variance. The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and the Company records reserves for any permanent variances in the statement of operations in the period they become known. At February 1, 2002 the inventoried variance was approximately $3,508,000 (unfavorable). At February 2, 2001, the inventoried variance was approximately $986,000 (unfavorable).

The Company has typically experienced a negative rate variance during the first quarter of each fiscal year primarily because of the cyclical nature of government spending and the timing of certain expenses incurred by the Company at the beginning of the fiscal year.

The Company’s accounting policy of capitalizing the rate variance is based on management’s belief that such a variance will be absorbed by expected contract activities during the remainder of the year. If contract activities do not reach planned levels, the Company has alternatives it can utilize to absorb the variance. The Company can adjust downward some of its planned indirect spending during the year; it can increase its billing rates to its customers; or it can record charges to expense based on reduced estimates of future contract activities.

During the past fiscal year, the decline in revenues required the Company to record a charge to profit to absorb the unfavorable indirect rate variance. Management currently believes the indirect rate variance at February 1, 2002 will be absorbed by expected contract activities during the remainder of fiscal year 2002. The Company anticipates revenue growth during fiscal year 2002; however, this planned revenue growth is dependent on the timing of contract awards.

Three Months Ended February 1, 2002 Compared to Three Months Ended February 2, 2001

Results of Operations

By the end of fiscal year 2001, the Company reintegrated its two wholly owned subsidiaries, eNetSecure and Transcendent Technologies, and restructured Applied Signal Technology in order to better align infrastructure costs with anticipated revenues. The Company believes that the restructuring activities resulted in a cost structure that will permit it to be profitable during fiscal year 2002, and there will be an attendant need to hire staff.

Revenues and backlog. Revenues for the first quarter of fiscal year 2002 were approximately $16,231,000, down 25% compared with the first quarter of fiscal year 2001 revenues of approximately $21,697,000. The reduction in revenues recorded during the first quarter of fiscal year 2002 when compared to the first quarter of fiscal year 2001 is due, in part, to a reduction in labor required to satisfy the Company’s contractual commitments under its engineering development contracts and, in part, to approximately $2.5 million of additional revenues, generated during the first quarter of fiscal year 2001, from contract modifications.

New orders levels for the first quarter of fiscal year 2002 were approximately $13,162,000, up 7% from approximately $12,318,000 in the first quarter of fiscal year 2001.

The Company’s backlog, which consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options), was approximately $29,016,000 at February 1, 2002, an increase of 26% when compared to approximately $23,083,000 at February 2, 2001. Backlog increased during the first quarter of fiscal year 2002 when compared to the same period of fiscal year 2001 primarily because of the terms of the Company’s contractual commitments.

The award and timing of contracts is critical to revenue generation. The Company has and will continue to experience fluctuations in the flow of contract awards primarily because of the conditions inherent in government contracting. The Company has experienced delays in the awarding of certain engineering development contracts during the past two years. It is the Company’s belief that some of these delayed orders may be awarded during the second or third quarter of fiscal year 2002. Continued delays in the awarding of these potential orders could have an adverse impact on the Company’s ability to generate revenue.

The Company believes that as a result of the tragic events of September 11, 2001, the United States Government will provide increased funding for counter-terrorism. Counter-terrorism is focused on individuals and groups of individuals, and relies heavily on human intelligence (HUMINT) gathering. Signal intelligence (SIGINT) is a key component of HUMINT. Applied Signal Technology believes it is a pre-eminent resource for SIGINT capabilities providing products, systems, and services that offer state-of-the-art SIGINT. The Company believes it will benefit from the potential increased spending on counter-terrorism. However, the Company does not yet know the extent to which it might benefit from any such spending nor does the Company currently know the timing of the award of such orders.

The Company has experienced a shift in favor of revenue generated from its cost-reimbursement contracts. During fiscal years 2001 and 2000, the Company generated revenues from its cost-reimbursement contracts of 68% and 59%, respectively and 32% and 41%, respectively, from its fixed price contracts. Cost-reimbursement contracts typically do not return as high a profit margin as the revenues generated from fixed price contracts. The Company currently anticipates that the revenue generated during fiscal year 2002 will have a mix of contract types similar to that experienced in fiscal years 2001 and 2000.

Contract costs. Contract costs consist of direct costs on contract, including materials, labor, and manufacturing overhead costs. Contract costs were approximately $9,759,000 or 60.1% of revenues for the first quarter of fiscal year 2002 compared to approximately $15,048,000 or 69.4% of revenues for the same period of fiscal year 2001. Contract costs decreased, in aggregate and as a percentage of revenues, for the first quarter of fiscal year 2002 compared to the same period of fiscal 2001 primarily because of a lower operating cost structure that resulted from the fiscal year 2001 restructuring activities.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through the Company’s billing rates and expenditures funded by the Company from earnings. It is the Company’s accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Consolidated Financial Statements; Note 2 — Inventory.") Research and development expenses were approximately $1,917,000 or 11.8% of revenues for the first quarter of fiscal year 2002 compared to approximately $4,653,000 or 21.4% of revenues for the same period of fiscal year 2001. The decrease in R&D expenses for the first quarter of fiscal year 2002 when compared to the first quarter of fiscal year 2001 is due, in part, to management’s decision to return research and development spending to the Company’s historical levels (of approximately 11% of projected fiscal year 2002 revenues), and in part, to the absence of research and development spending incurred by the Company’s reintegrated subsidiary corporations during the first quarter of fiscal year 2001.

General and administrative. General and administrative expenses include administrative salaries, costs related to the Company’s marketing and proposal activities, and other administrative costs. It is the Company’s accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Consolidated Financial Statements; Note 2 — Inventory.") General and administrative expenses were approximately $2,700,000 or 16.6% of revenues for the first quarter of fiscal year 2002 compared to approximately $6,089,000 or 28.1% of revenues for the same period of fiscal year 2001. General and administrative expenses were lower during the first quarter of fiscal year 2002 compared to the same period of fiscal year 2001 due, in part, to a lower operating cost structure and, in part, to the absence of general and administrative expenses incurred by the Company’s reintegrated subsidiary corporations during the first quarter of fiscal year 2001.

Interest income (expense), net. Net interest income for the first quarter of fiscal year 2002 was approximately $24,000, down 82.1% from net interest income of approximately $134,000 for the first quarter of fiscal year 2001. The decrease in net interest income for the first quarter of fiscal year 2002 is due in part, to lower average cash balances in the first quarter of fiscal year 2002 when compared to the same period in fiscal year 2001 and, in part, to lower average interest rates in the current year period when compared to the same period of fiscal year 2001.

Provision for income taxes. The Company’s estimated annual effective tax rate for the quarter ended February 1, 2002 was a provisional rate of 10% compared to a benefit rate of 29% for the comparable period in fiscal year 2001. The Company’s projected annual effective tax rate for fiscal year 2002 is calculated based on the projected income for the year and reflects the benefit of potential deferred tax assets for which a valuation allowance has been recorded at the end of fiscal year 2001.

Analysis of Liquidity and Capital Resources

The Company’s primary sources of liquidity during the first quarter of fiscal year 2002 were the cash flows generated from net income and the issuance of common stock through the Company’s employee stock purchase plans.

The Company has a $3,000,000 secured, revolving bank line of credit for short-term cash requirements bearing interest at the bank’s reference rate (4.75% as of February 1, 2002). At both February 1, 2002 and October 31, 2001 the Company was in compliance with all restrictions and covenants, and this facility had not been utilized. The line of credit expires on March 15, 2002. The Company is currently negotiating terms for a new line of credit. If it does not obtain a new line of credit, the Company believes it will have sufficient resources to fund operations for the next twelve months.

Net cash used in operating activities. Net cash used in operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in the rate of investment in accounts receivable, and the change in inventories held by the Company. During the first quarter of fiscal year 2002, approximately $2,189,000 was used by operating activities compared to approximately $7,771,000 used during the comparable period of fiscal year 2001. Net income for the first quarter of fiscal year 2002 provided cash of approximately $1,691,000 compared to cash used from a net loss of approximately $2,819,000 for the comparable period of fiscal year 2001. The net income for the first quarter of fiscal year 2002 when compared to the net loss incurred during the first quarter of fiscal year 2001 is due, in part, to the lower operating cost structure that resulted from the fiscal year 2001 restructuring activities and, in part, to the absence of losses incurred by the Company’s reintegrated subsidiary corporations. Cash used by accounts receivable during the first quarter of fiscal year 2002 was approximately $2,248,000 compared to cash used of approximately $2,535,000 during the comparable period of fiscal year 2001. Cash used by inventory, prepaids and other assets during the first quarter of fiscal year 2002 was approximately $3,737,000 compared to cash used of approximately $1,334,000 during the comparable period of fiscal year 2001. The primary reason for the increase in cash used by inventory, prepaids and other assets during the first quarter of fiscal year 2002 when compared to the same period of fiscal year 2001 was due to a higher inventoried indirect rate variance. The inventoried indirect rate variance at February 1, 2002 was approximately $3,508,000 compared to approximately $986,000 at February 2, 2001.

Net cash used in investing activities. Cash used in investing activities during the first quarter of fiscal year 2002 was approximately $108,000 compared to approximately $1,223,000 used in investing activities during the same period of fiscal year 2001. Historically, the Company has engaged in investing in certain available-for-sale securities, either money market accounts or U.S. treasuries. During the first quarter of fiscal year 2002, the Company did not purchase any available-for-sale securities or U.S. treasuries, and did not own any such securities or U.S. treasuries during the first quarter of fiscal year 2002. However, during the comparable period of fiscal year 2001, the maturity of available-for-sale securities did provide cash of approximately $2,029,000. Additions to property and equipment were approximately $108,000 during the first three months of fiscal year 2002 compared with approximately $3,252,000 for the same period of fiscal year 2001. During the first quarter of fiscal year 2001, the Company added a new facility, in accordance with the terms of the original lease agreement.

Net cash from financing activities. Cash provided by financing activities during the first three months of fiscal year 2002 was approximately $680,000 compared to cash provided by financing activities of approximately $615,000 during the same period of fiscal year 2001. The source of cash provided by financing activities in both periods was the issuance of common stock under the Company’s employee stock purchase plan, which was partially offset by a dividend payment of $566,000 during the first quarter of fiscal year 2001. In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend the dividend payment.

Cash is generated primarily from operating activities, employee stock purchase activities, and investing activities. The Company’s investing activities are limited to money market accounts and U.S. treasuries. The Company believes the primary risk to liquidity is the potential decrease in demand for the Company’s products and services. Historically, the Company’s demand has been influenced by the needs of the U.S. intelligence community.

The Company believes that the funds generated from operations and existing working capital (including the expected receipt of approximately $5,053,000 in refundable income taxes in fiscal year 2002) will be sufficient to meet its cash needs for the next twelve months.

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

Also, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of spending on signal reconnaissance by the defense and intelligence agencies that have historically been the Company’s major customers. The Company believes that the United States Government may compensate for reductions in spending by these agencies with increases in spending for signal reconnaissance by other Government agencies. However, the Company’s relationships with other Government agencies are not as strong as they are with the agencies with which it has historically dealt. There is no assurance that any reduction in spending by the agencies with which the Company has historically dealt will be offset by other United States Government agencies, and even if other agencies increase spending for signal reconnaissance, there is no assurance that the Company will secure the same amount of work from such other agencies. As a result, demand for the Company’s products and services could decline, which would have a material adverse effect on the Company’s operating results and financial condition.

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

Revenue concentration. Due to the award of certain larger contracts, Applied Signal Technology has experienced a significant concentration of revenues from a single contract in recent periods. It is anticipated that this contract will complete by the middle of fiscal year 2002 and should decline as a percentage of fiscal year 2002 revenues. This contract comprised 6% and 12% of first quarter fiscal years 2002 and 2001 revenues, respectively. This contract may be terminated at the sole discretion of the United States Government. If this contract or other large contracts of the Company were terminated, this could have a material adverse effect on the Company’s future operating results and financial condition.

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

Delays in the receipt of engineering contracts. The Company believes it has experienced continued delays in the receipt of certain engineering development contracts. However, it believes that some of the delayed orders may be awarded during the second or third quarter of fiscal year 2002. While the Company is working closely with its customers to try to capture what it believes to be sole-source orders, continued delays in the receipt of such orders could have a material adverse impact on the Company’s financial condition and operating results.

Restructuring. The Company believes that the restructuring activities in fiscal year 2001 were sufficient to return the Company to revenue growth and profitability in fiscal year 2002. However, the delay in government procurements could cause a material, adverse effect on the Company’s financial condition and operating results.

Part II. Other Information

Item 1: Legal Proceedings

The Company, from time to time, is engaged in various legal actions including, but not limited to, wrongful termination allegations, governmental agency investigations, and employee discrimination allegations. The Company believes that these legal actions will not, either individually or in aggregate, have a material adverse affect on the operating results or financial condition of the Company.

Item 6: Exhibits and Reports on Form 8-K

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended February 1, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

Applied Signal Technology, Inc.
/James E. Doyle/	March 15, 2002

James E. Doyle
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)