Form 10-Q
period 2002-05-03
APPLIED SIGNAL TECHNOLOGY INC
filed 2002-06-14
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended May 3, 2002

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

X
Yes	No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, no par value, 9,799,699 shares outstanding as of May 28, 2002.

This Quarterly Report on Form 10-Q consists of 27 pages.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

    Item 1: Financial Statements (Unaudited)

        Consolidated Balance Sheets — May 3, 2002 and October 31, 2001

        Consolidated Statements of Operations — Three and six months ended May 3, 2002 and May 4, 2001

        Consolidated Statements of Cash Flows — Three and six months ended May 3, 2002 and May 4, 2001

        Notes to Consolidated Financial Statements — May 3, 2002

    Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

    Item 1: Legal Proceedings

    Item 4: Submission of Matters to a Vote of Security Holders

    Item 6: Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1: Financial Statements

Applied Signal Technology, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

Assets	May 3, 2002 (Unaudited)	October 31, 2001 (Note)
Current assets:
Cash and cash equivalents	$17,098	$9,743
Accounts receivable:
Billed	12,898	14,947
Unbilled	10,581 ----------	9,090 ----------
Total accounts receivable	23,479	24,037
Inventory	11,586	8,714
Refundable income taxes	305	5,053
Prepaid and other current assets	2,451 ----------	985 ----------
Total current assets	54,919	48,532

Property and equipment, at cost:
Machinery and equipment	40,888	40,310
Furniture and fixtures	4,970	4,954
Leasehold improvements	10,169	10,077
Construction in process	197	77
	56,224	55,418
Accumulated depreciation and amortization	(40,142) ----------	(37,736) ----------
Net property and equipment	16,082	17,682

Other assets	412 ----------	428 ----------

Total assets	$71,413 ======	$66,642 ======

Applied Signal Technology, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	May 3, 2002 (Unaudited)	October 31, 2001 (Note)
Current liabilities:
Accounts payable	$1,275	$1,202
Accrued payroll and related benefits	5,052	4,420
Other accrued liabilities	1,932 ----------	1,703 ----------
Total current liabilities	8,259	7,325

Other Liabilities	146	–

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 9,798,315 at May 3, 2002 and 9,604,026 at October 31, 2001	25,594	24,895
Retained earnings	37,414 ----------	34,422 ----------
Total shareholders’ equity	63,008 ----------	59,317 ----------

Total liabilities and shareholders’ equity	$71,413 ======	$66,642 ======

Note: The balance sheet at October 31, 2001 has been derived from the audited financial statement at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 3, 2002	May 4, 2001	May 3, 2002	May 4, 2001
Revenues from contracts	$18,584	$17,590	$34,815	$39,287

Operating expenses:
Contract costs	11,662	12,743	21,421	27,791
Research and development	2,537	4,745	4,454	9,398
General and administrative	4,173 ----------	4,527 ----------	6,873 ----------	10,616 ----------

Total operating expenses	18,372 ----------	22,015 ----------	32,748 ----------	47,805 ----------

Operating income (loss)	212	(4,425)	2,067	(8,518)
Interest income (expense), net	45 ----------	125 ----------	69 ----------	259 ----------
Income (loss) before (benefit) for income taxes	257	(4,300)	2,136	(8,259)
(Benefit) for income taxes	(1,044) ----------	(1,172) ----------	(856) ----------	(2,312) ----------

Net income (loss)	$1,301 ======	$(3,128) ======	$2,992 ======	$(5,947) ======

Net income (loss) per common share:
Basic	$0.13	$(0.33)	$0.31	$(0.64)
Diluted	$0.13	$(0.33)	$0.30	$(0.64)

Number of shares used in calculating net income (loss) per common share:
Basic	9,797	9,337	9,764	9,280
Diluted	9,964	9,337	9,927	9,280

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Six Months Ended
	May 3, 2002	May 4, 2001
Operating Activities:
Net income (loss)	$2,992	$(5,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,406	2,803
Changes in:
Accounts receivable	558	6,440
Refundable income taxes	4,748	–
Inventory, prepaids and other assets	(4,322)	(4,605)
Accounts payable, taxes payable and accrued expenses	789 ----------	(3,039) ----------
Net cash provided by (used in) operating activities	7,171	(4,348)

Investing Activities:
Maturities of available-for-sale securities	–	4,029
Additions to property and equipment	(515) ----------	(4,186) ----------
Net cash used in investing activities	(515)	(157)

Financing Activities:
Issuance of common stock	699	1,289
Dividends paid	– ----------	(1,148) ----------
Net cash provided by financing activities	699	141
Net increase (decrease) in cash and cash equivalents	7,355	(4,364)
Cash and cash equivalents, beginning of period	9,743 ----------	14,478 ----------
Cash and cash equivalents, end of period	17,098 =======	10,114 =======

Supplemental disclosures of cash flow information:
Interest paid	$35	$42
Income taxes paid	$1,194	$–

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Notes to Consolidated Financial Statements
(unaudited)
May 3, 2002

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc. ("Applied Signal Technology" or "the Company") provides advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunications signals. The Company’s primary customers are the United States Government and its foreign allies. In fiscal year 2001, the Company reintegrated its wholly owned subsidiaries, Transcendent Technologies, Inc. ("Transcendent Technologies") and eNetSecure, Inc. ("eNetSecure") into Applied Signal Technology. Transcendent Technologies was a provider of sophisticated network management and spectrum monitoring systems, and eNetSecure was a developer and provider of network monitoring services for both intrusion detection and policy enforcement.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ending May 3, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.

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

Investments

The Company’s investment securities, which consist primarily of U.S. Treasury Securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale, is included in interest income (expense), net. During the first six months of fiscal year 2002, the Company did not purchase or own any available-for-sale securities or U.S. treasuries.

Revenues from Contracts

The majority of the Company’s contracts are accounted for using the guidance of the American Institute of Certified Public Accountants Statement of Opinion 81-1 Accounting for Performance of Construction-Type and Production-Type Contracts. Applied Signal Technology accounts for fixed price contracts using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. The Company accounts for cost reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on contracts are also recorded in the period in which they become determinable. At interim periods during the fiscal year, contract costs are stated at target indirect rates, and the variances between actual and target spending is inventoried (for further information see "Note 2 — Inventory").

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

A reconciliation of shares used in the calculation of basic and diluted per share data follows (in thousands, except per share data):
	Three Months Ended		Six Months Ended
	May 3, 2002	May 4, 2001	May 3, 2002	May 4, 2001
Numerator:
Net income (loss)	$1,301 ======	$(3,128) ======	$2,992 ======	$(5,947) ======
Denominator:
Shares used to compute net income (loss) per common share-basic	9,797	9,337	9,764	9,280
Effect of dilutive stock options	167 ----------	– ----------	163 ----------	– ----------
Shares used to compute net income (loss) per common share-diluted	9,964 ======	9,337 ======	9,927 ======	9,280 ======

Net income (loss) per common share-basic	$0.13	$(0.33)	$0.31	$(0.64)
Net income (loss) per common share-diluted	$0.13	$(0.33)	$0.30	$(0.64)

Approximately 104,000 and 244,000 stock options were excluded from the number of shares used to compute diluted net loss per common share for the three and six months ended May 4, 2001, respectively, as their effect would be antidilutive.

Dividends

On May 17, 2001, the Company’s Board of Directors voted to suspend dividend payments made to shareholders. The Company paid no dividends during the first six months of fiscal year 2002, and $582,000 and $1,148,000 during the second quarter and first six months of fiscal year 2001, respectively.

Comprehensive Income

As of May 3, 2002 and October 31, 2001, accumulated comprehensive income (loss) was zero.

The components of comprehensive income activity, net of tax are as follows (in thousands):
	Three Months Ended		Six Months Ended
	May 3, 2002	May 4, 2001	May 3, 2002	May 4, 2001
Net income (loss)	$1,301	$(3,128)	$2,992	$(5,947)
Unrealized gain (loss) on securities	– ----------	(1) ----------	– ----------	3 ----------
Comprehensive income (loss)	$1,301 ======	$(3,129) ======	$2,992 ======	$(5,944) ======

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	May 3, 2002 (unaudited)	October 31, 2001
Raw materials	$1,130	$1,310
Work in process	9,379	6,859
Finished goods	787 ----------	277 ----------
	11,296	8,446
Precontract costs	290 ----------	268 ----------
	$11,586 ======	$8,714 ======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and the Company records reserves for any permanent variances in the statement of operations in the period they become known. At May 3, 2002 the unfavorable inventoried variance was approximately $2,672,000. At May 4, 2001, the unfavorable inventoried variance was approximately $2,091,000. At October 31, 2001, the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end. Management believes the rate variance at May 3, 2002 will be absorbed by expected contract activities during the remainder of fiscal year 2002.

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

Note 4: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole, and not its individual divisions. During the second quarter of fiscal year 2001, eNetSecure was reintegrated into Applied Signal Technology, which left one additional reporting segment, Transcendent Technologies. Transcendent Technologies was reintegrated during the fourth quarter of fiscal year 2001. The remaining business activities from these former separate segments are minimal, and divisional financial information for Applied Signal Technology is not available or reviewed by the chief operating decision-maker below the gross margin level. Thus, there is only one reportable segment during the first six months of fiscal year 2002.

Financial data by segment for the six-month period ended May 4, 2001 was as follows (in thousands):

	Applied Signal Technology	Transcendent Technologies	Consolidated Total
Revenues:	$39,112 ======	$175 ======	$39,287 ======

Operating expenses:	$45,220 ======	$2,585 ======	$47,805 ======

Interest income:	$292 ======	$18 ======	$310 ======

Interest expense:	$(48) ======	$(3) ======	$(51) ======

Net income (loss):	$(3,552) ======	$(2,395) ======	$(5,947) ======

Total assets:	$75,443 ======	$864 ======	$76,307 ======

Note 5: Income Taxes

The provision for income taxes for the first six months of fiscal year 2002 includes an estimated annual effective tax rate of 3% and a reduction to income taxes of approximately $920,000. The Company’s projected annual effective tax rate for fiscal year 2002 is calculated based on the projected income for the year and reflects the benefit of potential deferred tax assets for which a valuation allowance had been recorded at the end of fiscal year 2001. The reduction to income taxes was the result of a tax law change during the second quarter of fiscal year 2002, which allowed the Company to recover a larger tax refund than previously calculated at the end of fiscal year 2001. The Company’s estimated annual effective tax rate for the six months ended May 4, 2001 was a benefit rate of 28%.

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

Signal Intelligence

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

Additionally, the use of established telecommunication technologies has increased throughout the world, and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the RF spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and in the global information network (for example, the Internet) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal intelligence equipment capable of collecting and processing an increased volume of signals as well as new types of signals.

The Company devotes significant resources toward understanding the United States Government’s signal intelligence goals, capabilities, and perceived future needs. The Company obtains information about these signal intelligence needs through its marketing contact with technical and contracting officials of the United States Government. In addition, the Company invests in research and development (R&D), which it anticipates will enable the Company to develop signal intelligence equipment that meets these needs. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors.

The Company’s signal intelligence products can be used, with or without further modification, to satisfy requirements of a variety of customers. The Company believes its products can be readily deployed in a wide variety of circumstances to meet current United States Government signal intelligence requirements.

As a result of the tragic events of September 11, 2001, the United States Government announced that it would provide increased funding for counter-terrorism. Counter-terrorism is focused on individuals and groups of individuals, and relies heavily on human intelligence (HUMINT) gathering. Signal intelligence (SIGINT) is a key component of HUMINT. Applied Signal Technology believes it is a pre-eminent resource for SIGINT capabilities providing products, systems, and services that offer state-of-the-art SIGINT.

Strategy

Applied Signal Technology’s objective is to anticipate the needs of the signal intelligence marketplace and to invest in research and development in an effort to provide solutions before the Company’s competitors. In some cases, this involves the development of equipment or services to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. The Company’s strategy to accomplish its objectives includes the following elements.

Anticipate marketplace needs. The Company devotes significant resources in order to understand perceived future telecommunications processing needs. The Company monitors technological and commercial advances in telecommunications to identify advances it believes will create new opportunities. The Company obtains information about marketplace needs through its frequent contact with technical and contracting officials of pertinent intelligence community government agencies.

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

Invest in research and development. The Company invests in research and development it believes will enable it to develop equipment and services that will satisfy the signal intelligence needs of the future. The Company believes that it invests a greater percentage of its revenues in R&D than is typical among its competitors. The Company believes its R&D investments often enable it to offer superior products before its competitors.

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

Increase penetration and broaden customer base. The Company believes that its current customers offer opportunities for sales growth, both in terms of additional units of developed products, the development of new products, and the provision of services, and, accordingly, directs much of its marketing efforts toward these customers in order to increase the Company’s penetration of these markets. The Company continues to try to broaden its customer base by increasing marketing efforts toward military signal intelligence and evaluating local law enforcement opportunities.

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

Revenue and cost recognition. The majority of the Company’s contracts are accounted for using the guidance of the American Institute of Certified Public Accountants Statement of Opinion 81-1 Accounting for Performance of Construction-Type and Production-Type Contracts. Applied Signal Technology accounts for fixed-price contracts using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. The Company accounts for cost-reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on cost-reimbursement and fixed-priced contracts are also recorded in the period in which they become determinable. Unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by the Company, for fixed-priced contracts, and could have a material adverse effect on the Company’s results of operations and financial condition. Unexpected cost increases in cost-reimbursement contracts may be borne by the Company, for goodwill purposes. Historically, the effect on the Company’s operating results and financial condition from cost-reimbursement losses has been minimal.

Indirect rate variance. The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and the Company records reserves for any permanent variances in the statement of operations in the period they become known. At May 3, 2002 the unfavorable inventoried variance was approximately $2,672,000. At May 4, 2001, the unfavorable inventoried variance was approximately $2,091,000.

The Company has typically experienced a negative rate variance during the first three quarters of each fiscal year primarily because of the cyclical nature of government spending and the timing of certain expenses incurred by the Company during the fiscal year.

The Company’s accounting policy, which records the rate variance in inventories, is based on management’s belief that such a variance will be absorbed by expected contract activities during the remainder of the year. If contract activities do not reach planned levels, the Company has alternatives it can utilize to absorb the variance. The Company can adjust downward some of its planned indirect spending during the year; it can increase its billing rates to its customers; or it can record charges to expense based on reduced estimates of future contract activities.

In fiscal year 2001, the decline in revenues required the Company to record a charge to profit to absorb the unfavorable indirect rate variance. During the second quarter of fiscal year 2002, management has determined that a portion of the indirect expenses will not be absorbed by expected contract activities. Consequently, a charge to profit of approximately $1,198,000 was recorded and the indirect rate variance balance was reduced. Management currently believes the remaining balance of the indirect rate variance at May 3, 2002 will be absorbed by expected contract activities during the remainder of fiscal year 2002.

Three and Six Months Ended May 3, 2002 Compared to Three and Six Months Ended May 4, 2001

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

Outlook. The Company recently revised its financial projections for fiscal year 2002, and currently projects that revenues will be consistent with fiscal year 2001 while orders will grow approximately 15% over fiscal year 2001. The expected revenue is dependent on the timing of contract awards. The Company also currently projects fiscal year 2002 net income of approximately 6% of annual revenues compared to the net loss experienced in fiscal year 2001.

Revenues and backlog. Revenues for the second quarter of fiscal year 2002 were approximately $18,584,000, up 6% compared with the second quarter of fiscal year 2001 revenues of approximately $17,590,000. Revenues for the first six months of fiscal year 2002 were approximately $34,815,000 down 11% from revenues of $39,287,000 in the same period of fiscal year 2001. The increase in revenues recorded during the second quarter of fiscal year 2002 when compared to the second quarter of fiscal year 2001 is due to an increase in the sale of the Company’s standard products. The reduction in revenues recorded during the first six months of fiscal year 2002 when compared to the first six months of fiscal year 2001 is due, in part, to a reduction in labor required to satisfy the Company’s contractual commitments under its engineering development contracts and, in part, to approximately $2,500,000 of additional revenues, generated during the first quarter of fiscal year 2001, as a result of certain contract modifications.

New orders levels for the second quarter of fiscal year 2002 were approximately $17,219,000 down 41% from approximately $29,113,000 in the second quarter of fiscal year 2001. Order levels for the first six months of fiscal year 2002 were approximately $30,381,000, down 27% compared to approximately $41,431,000, reported for the same period in fiscal year 2001. The reduction in orders during the first six months of fiscal year 2002 when compared to the same period of fiscal year 2001 was due primarily to what the Company believes to be timing-related issues in the awarding of certain follow-on contracts.

The Company’s backlog, which consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options), was approximately $26,636,000 at May 3, 2002, a decrease of 23% when compared to approximately $34,636,000 at May 4, 2001. Backlog decreased during the first six months of fiscal year 2002 when compared to the same period of fiscal year 2001 primarily because of fewer orders received during the second quarter of fiscal year 2002, when compared to the second quarter of fiscal year 2001.

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

As a result of the tragic events of September 11, 2001, the United States Government announced that it would provide increased funding for counter-terrorism. Counter-terrorism is focused on individuals and groups of individuals, and relies heavily on human intelligence (HUMINT) gathering. Signal intelligence (SIGINT) is a key component of HUMINT. Applied Signal Technology believes it is a pre-eminent resource for SIGINT capabilities providing products, systems, and services that offer state-of-the-art SIGINT. The Company believes it would benefit from the increased spending on counter-terrorism. However, the Company does not yet know whether such spending will occur or, if it does, the extent or timing of any such spending.

The Company has experienced a shift in favor of revenue generated from its cost-reimbursement contracts. Cost-reimbursement contracts typically do not return as high a profit margin as fixed price contracts. Cost-reimbursement contracts accounted for 68% and 59% of the Company’s revenues during fiscal years 2001 and 2000, respectively, and fixed price contracts accounted for 32% and 41%, respectively. For the first six months of fiscal year 2002, cost-reimbursement contracts accounted for 55% of the Company’s revenues and fixed price contracts accounted for 45%. The Company currently anticipates that the revenue generated during fiscal year 2002 will have a mix of contract types similar to that experienced in fiscal years 2001 and 2000.

Contract costs. Contract costs consist of direct costs on contract, including materials, labor, and manufacturing overhead costs. Contract costs were approximately $11,662,000 or 62.8% of revenues for the second quarter of fiscal year 2002 compared to approximately $12,743,000 or 72.4% of revenues for the same period of fiscal year 2001. Contract costs were approximately $21,421,000 or 61.5% of revenues for the first six months of fiscal year 2002 compared to approximately $27,791,000 or 70.7% of revenues for the same period of fiscal year 2001. Contract costs decreased, in aggregate and as a percentage of revenues, for the second quarter and first six months of fiscal year 2002 compared to the same period of fiscal 2001 primarily because of a lower operating cost structure that resulted from the fiscal year 2001 restructuring activities.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through the Company’s billing rates and expenditures funded by the Company from earnings. It is the Company’s accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Consolidated Financial Statements; Note 2 — Inventory.") Research and development expenses were approximately $2,537,000 or 13.7% of revenues for the second quarter of fiscal year 2002 compared to approximately $4,745,000 or 27.0% of revenues for the same period of fiscal year 2001. R&D expenses were approximately $4,454,000 or 12.8% of revenues for the first six months of fiscal year 2002 compared to approximately $9,398,000 or 23.9% of revenues for the same period of fiscal year 2001. The decrease in R&D expenses for the second quarter and first six months of fiscal year 2002 when compared to the second quarter and first six months of fiscal year 2001 is due, in part, to management’s decision to return research and development spending to the Company’s historical levels (of approximately 12% of projected fiscal year 2002 revenues), and in part, to the absence of research and development spending incurred during the first six months of fiscal year 2001 by the Company’s reintegrated subsidiary corporations. During the second quarter of fiscal year 2002, the Company decided to invest approximately $1.1 million of Company funds to certain R&D efforts.

General and administrative. General and administrative expenses include administrative salaries, costs related to the Company’s marketing and proposal activities, and other administrative costs. It is the Company’s accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Consolidated Financial Statements; Note 2 — Inventory.") General and administrative expenses were approximately $4,173,000 or 22.5% of revenues for the second quarter of fiscal year 2002 compared to approximately $4,527,000 or 25.7% of revenues for the same period of fiscal year 2001. General and administrative expenses were approximately $6,873,000 or 19.7 % of revenues for the first six months of fiscal year 2002 compared to approximately $10,616,000 or 27.0% of revenues for the same period of fiscal year 2001. General and administrative expenses were lower during the second quarter and first six months of fiscal year 2002 compared to the same period of fiscal year 2001 due, in part, to a lower operating cost structure and, in part, to the absence of general and administrative expenses incurred during the first six months of fiscal year 2001 by the Company’s reintegrated subsidiary corporations.

Interest income (expense), net. Net interest income for the second quarter of fiscal year 2002 was approximately $45,000 down 64.0% from net interest income of approximately $125,000 for the second quarter of fiscal year 2001. Net interest income for the first six months of fiscal year 2002 was approximately $69,000, down 73.4% from net interest income of approximately $259,000 for the first six months of fiscal year 2001. The decrease in net interest income for the second quarter and first six months of fiscal year 2002 is due to lower average interest rates in the current year period when compared to the same period of fiscal year 2001.

Provision for income taxes. The provision for income taxes for the first six months of fiscal year 2002 includes an estimated annual effective tax rate of 3% and a reduction to income taxes of approximately $920,000. The Company’s projected annual effective tax rate for fiscal year 2002 is calculated based on the projected income for the year and reflects the benefit of potential deferred tax assets for which a valuation allowance had been recorded at the end of fiscal year 2001. The reduction to income taxes was the result of a tax law change during the second quarter of fiscal year 2002, which allowed the Company to recover a larger tax refund than previously calculated at the end of fiscal year 2001. The Company’s estimated annual effective tax rate for the six months ended May 4, 2001 was a benefit rate of 28%.

Analysis of Liquidity and Capital Resources

The Company’s primary sources of liquidity during the second quarter and first six months of fiscal year 2002 were the cash flows generated from net income, refundable income taxes and the issuance of common stock through the Company’s employee stock purchase plans.

The Company has a $3,000,000 secured, revolving bank line of credit for short-term cash requirements bearing interest at the bank’s reference rate (4.75% as of May 3, 2002). At both May 3, 2002 and October 31, 2001 the Company was in compliance with all restrictions and covenants, and this facility had not been utilized. The line of credit expires on March 15, 2003.

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in accounts receivable, and the recovery of previously paid income taxes. During the first six months of fiscal year 2002, approximately $7,171,000 was provided by operating activities compared to approximately $4,348,000 used during the comparable period of fiscal year 2001. Net income for the first six months of fiscal year 2002 provided cash of approximately $2,992,000 compared to cash used from a net loss of approximately $5,947,000 for the comparable period of fiscal year 2001. The net income for the first six months of fiscal year 2002 when compared to the net loss incurred during the first six months of fiscal year 2001 is due, in part, to the lower operating cost structure that resulted from the fiscal year 2001 restructuring activities and, in part, to the absence of losses incurred by the Company’s reintegrated subsidiary corporations. Cash provided by accounts receivable during the first six months of fiscal year 2002 was approximately $558,000 compared to cash provided of approximately $6,440,000 during the comparable period of fiscal year 2001. The increased cash provided by accounts receivable in fiscal year 2001, was due to the collections of higher indirect contract rates for fiscal year 2000. Cash provided by refundable income taxes during the first six months of fiscal year 2002 was $4,748,000. This included a federal tax refund of $5,876,000, which is partially offset by an adjustment of $1,128,000 to tax receivables due to a change in federal tax law during the second quarter of fiscal year 2002. During the first six months of fiscal year 2001, the Company did not receive any refundable income taxes. Cash provided by accounts payable, taxes payable, and accrued liabilities during the first six months of fiscal year 2002 was approximately $789,000 compared to cash used of approximately $3,039,000 during the comparable period of fiscal year 2001. Changes in accounts payable, taxes payable and other accrued liabilities during the first six months of fiscal year 2002 when compared to the first six months of fiscal year 2001, are due, in part, to the payments of accrued payroll and benefits associated with the restructuring activities in fiscal year 2001 and, in part, to the reduction of incomes taxes payable in fiscal year 2001.

Net cash used in investing activities. Cash used in investing activities during the first six months of fiscal year 2002 was approximately $515,000 compared to approximately $157,000 used in investing activities during the same period of fiscal year 2001. Historically, the Company has engaged in investing in certain available-for-sale securities, either money market accounts or U.S. treasuries. During the first six months of fiscal year 2002, the Company did not purchase or own any available-for-sale securities or U.S. treasuries. However, during the comparable period of fiscal year 2001, the maturity of available-for-sale securities did provide cash of approximately $4,029,000. Additions to property and equipment were approximately $515,000 and $4,186,000 during the first six months of fiscal year 2002 and 2001. During the first six months of fiscal year 2001, the Company added a new facility, in accordance with the terms of the original lease agreement, and acquired property and equipment to support the operations of the Company’s two reintegrated subsidiaries.

Net cash provided by financing activities. Cash provided by financing activities during the first six months of fiscal year 2002 was approximately $699,000 compared to cash provided by financing activities of approximately $141,000 during the same period of fiscal year 2001. The source of cash provided by financing activities in both periods was the issuance of common stock under the Company’s employee stock purchase plan, which was partially offset by dividend payments of $1,148,000 during the first six months of fiscal year 2001. In an effort to reduce future cash expenditures, the Company’s Board of Directors voted on May 17, 2001 to suspend future dividend payments.

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

Customer concentration. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of Applied Signal Technology’s revenues. Future reductions in United States Government spending on signal intelligence or future changes in the kind of signal intelligence products or services required by the United States Government agencies could limit demand for the Company’s products and services, which would have a material adverse effect on the Company’s operating results and financial condition.

Also, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of spending on signal intelligence by the defense and intelligence agencies that have historically been the Company’s major customers. The Company believes that the United States Government may compensate for reductions in spending by these agencies with increases in spending for signal intelligence by other Government agencies. However, the Company’s relationships with other Government agencies are not as strong as they are with the agencies with which it has historically dealt. There is no assurance that any reduction in spending by the agencies with which the Company has historically dealt will be offset by other United States Government agencies, and even if other agencies increase spending for signal intelligence, there is no assurance that the Company will secure the same amount of work from such other agencies. As a result, demand for the Company’s products and services could decline, which would have a material adverse effect on the Company’s operating results and financial condition.

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

Revenue concentration. From time to time, including recent periods, the Company has derived a material portion of its revenue from one or more individual contracts that could be terminated by its customers at their discretion. For example, a single contract accounted for 5% and 11% of the Company’s revenues during the first six months of fiscal years 2002 and 2001, respectively. The Company expects that in future periods it may again enter into individual contracts with significant revenue concentrations. If such contracts were terminated, this could have a material adverse effect on the Company’s future operating results and financial condition.

Competition. The signal intelligence market is highly competitive and Applied Signal Technology expects that competition will increase in the future. Some of the Company’s current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company’s future operating results and financial condition.

Dependence upon personnel. Applied Signal Technology’s ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. Management believes that there has been a change in the local California economy where the Company must compete for talent in the telecommunications sector. In California, it should not be as difficult to recruit new staff capable of obtaining the necessary security clearance in fiscal year 2002 as in prior years. The Company maintains offices in Annapolis Junction, Maryland; Herndon, Virginia; Hillsboro, Oregon; and Salt Lake City, Utah, providing it the ability to attract and retain qualified personnel in areas outside of California. The Company believes the offices should allow it to successfully attract and retain qualified employees. However, management believes that it is becoming increasingly difficult in the Annapolis Junction, Maryland office to attract and hire qualified candidates due to security clearance requirements and current labor market conditions. Failure to do so could have a material adverse effect on the Company’s operating results and financial condition.

Risk of fixed price, cost reimbursable, and contract terminations. A material portion of Applied Signal Technology’s revenue is derived from fixed-price contracts. Unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by the Company, for fixed-priced contracts, and could have a material adverse effect on the Company’s results of operations and financial condition. Unexpected cost increases in cost-reimbursement contracts may be borne by the Company, for goodwill purposes. Historically, the effect to the Company’s operating results and financial condition from cost-reimbursement losses has been minimal.

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

Rapid technological change. The market for Applied Signal Technology products is characterized by rapidly changing technology. The Company believes that it has been successful to date in identifying certain signal intelligence needs early, investing in research and development to meet these needs, and delivering products before the Company’s competitors. The Company believes that its future success will depend upon continuing to develop and introduce, in a timely manner, products capable of collecting or processing new types of telecommunications signals. There can be no assurance that the Company will be able to develop and market new products successfully in the future or respond effectively to technological changes, such as data encryption technology and others, or that new products introduced by others will not render the Company’s products or technologies noncompetitive or obsolete.

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

Delays in the receipt of engineering contracts. The Company believes it has experienced continued delays in the receipt of certain engineering development contracts. While the Company is working closely with its customers to try to capture what it believes to be sole source orders, continued delays in the receipt of such orders could have a material adverse impact on the Company’s financial condition and operating results.

Restructuring. The Company believes that the restructuring activities in fiscal year 2001 were sufficient to return the Company to profitability in fiscal year 2002. However, the delay in receipt of anticipated government procurements could cause a material, adverse effect on the Company’s profitability, financial condition, and operating results.

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

Item 4: Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held March 14, 2002.

The shareholders approved a proposal to elect three Class II Directors of the Board of Directors of the Company to serve until the 2004 Annual Meeting of Shareholders and/or until their respective successors are duly elected and qualified. The proposal received the following votes:

	For	Withheld	Broker Non-Votes
James F. Collins	7,979,802	812,816
John R. Treichler	7,981,979	810,639
Stuart G.Whittelsey	8,734,382	58,236

The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending October 31, 2002. The proposal received the following votes:

For	Against	Abstentions	Broker Non-Votes
8,739,111	44,795	8,712

Item 6: Exhibits and Reports on Form 8-K

Exhibits — See Index to Exhibits

Reports on Form 8-K — The Company did not file any reports on Form 8-K during the six months ended May 3, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

Applied Signal Technology, Inc.

/James E. Doyle/ June 14, 2002

James E. Doyle
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.

Index to Exhibits

10.20     Second Amendment to Line of Credit Agreement dated March 12, 2002 with United California Bank