Form 10-Q
period 2002-08-02
APPLIED SIGNAL TECHNOLOGY INC
filed 2002-09-13
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended August 2, 2002

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
✓
Yes	No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, no par value, 10,054,744 shares outstanding as of August 28, 2002.

This Quarterly Report on Form 10-Q consists of 30 pages.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Financial Statements (Unaudited)

Consolidated Balance Sheets — August 2, 2002 and October 31, 2001

Consolidated Statements of Operations — Three and nine months ended August 2, 2002 and August 3, 2001

Consolidated Statements of Cash Flows — Nine months ended August 2, 2002 and August 3, 2001

Notes to Consolidated Financial Statements — August 2, 2002

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 1: Legal Proceedings

Item 2: Changes in Securities

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1: Financial Statements

Applied Signal Technology, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

Assets	August 2, 2002 (Unaudited)	October 31, 2001 (Note)
Current assets:
Cash and cash equivalents	$19,869	$9,743
Accounts receivable:
Billed	11,749	14,947
Unbilled	10,820 ----------	9,090 ----------
Total accounts receivable	22,569	24,037
Inventory	11,186	8,714
Refundable income taxes	–	5,053
Prepaid and other current assets	2,598 ----------	985 ----------
Total current assets	56,222	48,532

Property and equipment, at cost:
Machinery and equipment	41,055	40,310
Furniture and fixtures	4,968	4,954
Leasehold improvements	10,172	10,077
Construction in process	350 ----------	77 ----------
	56,545	55,418
Accumulated depreciation and amortization	(41,319) ----------	(37,736) ----------
Net property and equipment	15,226	17,682

Other assets	415 ----------	428 ----------

Total assets	$71,863 ========	$66,642 ========

Applied Signal Technology, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	August 2, 2002 (Unaudited)	October 31, 2001 (Note)
Current liabilities:
Accounts payable	$1,753	$1,202
Accrued payroll and related benefits	3,906	4,420
Other accrued liabilities	1,972 ----------	1,703 ----------
Total current liabilities	7,631	7,325

Other liabilities	146	–

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 10,053,893 at August 2, 2002 and 9,604,026 at October 31, 2001	26,562	24,895
Retained earnings	37,524 ----------	34,422 ----------
Total shareholders’ equity	64,086 ----------	59,317 ----------

Total liabilities and shareholders’ equity	$71,863 ========	$66,642 ========

Note: The balance sheet at October 31, 2001 has been derived from the audited financial statement at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 2, 2002	August 3, 2001	August 2, 2002	August 3, 2001
Revenues from contracts	$18,207	$15,396	$53,022	$54,683

Operating expenses:
Contract costs	11,769	16,234	33,190	43,810
Research and development	2,247	3,426	6,701	12,741
General and administrative	3,857	3,618	10,730	13,855
Restructuring costs	– ----------	1,584 ----------	– ----------	2,261 ----------

Total operating expenses	17,873 ----------	24,862 ----------	50,621 ----------	72,667 ----------

Operating income (loss)	334	(9,466)	2,401	(17,984)
Interest income (expense), net	(121) ----------	71 ----------	(52) ----------	330 ----------
Income (loss) before provision (benefit) for income taxes	213	(9,395)	2,349	(17,654)
Provsion (benefit) for income taxes	103 ----------	(2,631) ----------	(753) ----------	(4,943) ----------

Net income (loss)	$110 ======	$(6,764) ======	$3,102 ======	$(12,711) ======

Net income (loss) per common share:
Basic	$0.01	$(0.71)	$0.32	$(1.36)
Diluted	$0.01	$(0.71)	$0.31	$(1.36)

Number of shares used in calculating net income (loss) per common share:
Basic	9,975	9,520	9,834	9,359
Diluted	10,183	9,520	10,009	9,359

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Nine Months Ended
	August 2, 2002	August 3, 2001
Operating Activities:
Net income (loss)	$3,102	$(12,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,583	3,752
Changes in:
Accounts receivable	1,468	7,782
Refundable income taxes	5,053	–
Inventory, prepaids and other assets	(4,072)	(2,956)
Accounts payable, taxes payable and accrued expenses	306 ----------	(5,494) ----------
Net cash provided by (used in) operating activities	9,440	(9,627)

Investing Activities:
Maturities of available-for-sale securities	–	4,029
Additions to property and equipment	(981) ----------	(3,853) ----------
Net cash provided by (used in)investing activities	(981)	176

Financing Activities:
Issuance of common stock	1,667	2,091
Dividends paid	– ----------	(1,733) ----------
Net cash provided by financing activities	1,667	358
Net increase (decrease) in cash and cash equivalents	10,126	(9,093)
Cash and cash equivalents, beginning of period	9,743 ----------	14,478 ----------
Cash and cash equivalents, end of period	19,869 =======	5,385 =======
Supplemental disclosures of cash flow information:
Interest paid	$255	$17
Income taxes paid	$1,369	$–

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Notes to Consolidated Financial Statements
(unaudited)
August 2, 2002

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending August 2, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.

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

Investments

Historically, the Company’s investment securities, which consist primarily of U.S. Treasury Securities, are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale, is included in interest income (expense), net. During the first nine months of fiscal year 2002, the Company did not purchase or own any available-for-sale securities or U.S. treasuries.

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

A reconciliation of shares used in the calculation of basic and diluted per share data follows (in thousands, except per share data):
	Three Months Ended		Nine Months Ended
	August 2, 2002	August 3, 2001	August 2, 2002	August 3, 2001
Numerator:
Net income (loss)	$110 ======	$(6,764) ======	$3,102 ======	$(12,711) ======
Denominator:
Shares used to compute net income (loss) per common share-basic	9,975	9,520	9,834	9,359
Effect of dilutive stock options	208 --------	– --------	175 --------	– --------
Shares used to compute net income (loss) per common share-diluted	10,183 ======	9,520 ======	10,009 ======	9,359 ======

Net income (loss) per common share-basic	$0.01	$(0.71)	$0.32	$(1.36)
Net income (loss) per common share-diluted	$0.01	$(0.71)	$0.31	$(1.36)

Approximately 63,000 and 93,000 stock options were excluded from the number of shares used to compute diluted net loss per common share for the three and nine months ended August 3, 2001, respectively, as their effect would be antidilutive.

Dividends

On May 17, 2001, the Company’s Board of Directors voted to suspend dividend payments made to shareholders. The Company paid no dividends during the first nine months of fiscal year 2002, and $585,000 and $1,733,000 during the third quarter and first nine months of fiscal year 2001, respectively.

Comprehensive Income

The components of comprehensive income activity, net of tax are as follows (in thousands):
	Three Months Ended		Nine Months Ended
	August 2, 2002	August 3, 2001	August 2, 2002	August 3, 2001
Net income (loss)	$110	$(6,764)	$3,102	$(12,711)
Unrealized gain (loss) on securities	– --------	– --------	– --------	3 --------
Comprehensive income (loss)	$110 ====	$(6,764) ====	$3,102 ====	$(12,708) ====

As of August 2, 2002 and October 31, 2001, accumulated unrealized gain (loss) on securities was zero.

Note 2: Inventory

The components of inventory consist of the following (in thousands):
	August 2, 2002 (unaudited)	October 31, 2001
Raw materials	$1,256	$1,310
Work in process	8,927	6,859
Finished goods	731 --------	277 --------
	10,914	8,446
Precontract costs	272 --------	268 --------
	$11,186 =======	$8,714 =======

The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and the Company records reserves for any permanent variances in the statement of operations in the period they become known. At August 2, 2002 the unfavorable inventoried variance was approximately $2,583,000. At August 3, 2001, the favorable inventoried variance was approximately $867,000. This amount was the result of an actual unfavorable variance of approximately $5,133,000 that was reduced by a management reserve of $6,000,000. The 2001 management reserve reflected the Company’s belief that contract activities through the end of the year would be lower than previous estimates and would not fully absorb the rate variance. At October 31, 2001 and October 31, 2000, the variance was zero since all revenues and costs were recorded at the actual indirect rates for each fiscal year end. Management believes the rate variance at August 2, 2002 will be absorbed by expected contract activities during the remainder of fiscal year 2002.

Precontract costs represent costs incurred in connection with ongoing contracts for which contract modifications have not been definitized and costs incurred in anticipation of specific expected future contract awards.

Note 3: Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt SFAS 144 as of November 1, 2002, and is in the process of evaluating what, if any, impact the adoption will have on its results of operations and financial condition.

In July 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on its financial position or results of operations.

Note 4: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole, and not its individual divisions. During the second quarter of fiscal year 2001, eNetSecure was reintegrated into Applied Signal Technology, which left one additional reporting segment, Transcendent Technologies. Transcendent Technologies was reintegrated during the fourth quarter of fiscal year 2001. The remaining business activities from these former separate segments are minimal, and divisional financial information for Applied Signal Technology is not available or reviewed by the chief operating decision-maker below the gross margin level. Thus, there is only one reportable segment during the first nine months of fiscal year 2002.

Financial data by segment for the nine-month period ended August 3, 2001 was as follows (in thousands):

	Applied Signal Technology	Transcendent Technologies	Consolidated Total
Revenues:	$54,435 =======	$248 =======	$54,683 =======
Operating expenses:	$68,743 =======	$3,924 =======	$72,667 =======
Interest income:	$377 =======	$18 =======	$395 =======
Interest expense:	$(51) =======	$(14) =======	$(65) =======
Net (loss):	$(9,039) =======	$(3,672) =======	$(12,711) =======
Total assets:	$66,257 =======	$1,048 =======	$67,305 =======

Note 5: Income Taxes

The provision for income taxes for the first nine months of fiscal year 2002 is comprised of an estimated annual tax rate of 3% and a reduction to income taxes of approximately $823,000, which includes a reclassification during the third quarter of approximately $97,000 to interest expense and deferred tax assets. The Company’s projected annual effective tax rate for fiscal year 2002 is calculated based on the projected income for the year and reflects the benefit of potential deferred tax assets for which a valuation allowance had been recorded at the end of fiscal year 2001. The reduction to income taxes was the result of a tax law change during the second quarter of fiscal year 2002, which allowed the Company to recover a larger tax refund than previously calculated at the end of fiscal year 2001. The Company’s estimated annual effective tax rate for the nine months ended August 3, 2001 was a benefit rate of 28%.

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

Anticipate marketplace needs. The Company devotes significant resources in order to understand future telecommunications processing needs. The Company monitors technological and commercial advances in telecommunications to identify advances it believes will create new opportunities. The Company obtains information about marketplace needs through its frequent contact with technical and contracting officials of pertinent intelligence community government agencies.

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

Critical Accounting Policies and Estimates

General. Applied Signal Technology’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

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

Indirect rate variance. The Company records contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and the Company records reserves for any permanent variances in the statement of operations in the period they become known. At August 2, 2002 the unfavorable inventoried variance was approximately $2,583,000. At August 3, 2001, the favorable inventoried variance was approximately $867,000. This amount was the result of an actual unfavorable variance of approximately $5,133,000 that was reduced by a management reserve of $6,000,000. The 2001 management reserve reflected the Company’s belief that contract activities through the end of the year would be lower than previous estimates and would not fully absorb the rate variance. Management believes the rate variance at August 2, 2002 will be absorbed by expected contract activities during the remainder of fiscal year 2002.

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

In fiscal year 2001, the decline in revenues required the Company to record a charge to profit to absorb the unfavorable indirect rate variance. During the second and third quarters of fiscal year 2002, management determined that a portion of the indirect expenses would not be absorbed by expected contract activities. Therefore, a charge to profit of approximately $1,341,000 and $2,539,000 for the third quarter and first nine months of fiscal year 2002, respectively, was recorded and the indirect rate variance balance was reduced. Management currently believes the remaining balance of the indirect rate variance at August 2, 2002 will be absorbed by expected contract activities during the remainder of fiscal year 2002.

Three and Nine Months Ended August 2, 2002 Compared to Three and Nine Months Ended August 3, 2001

Results of Operations

By the end of fiscal year 2001, the Company reintegrated its two wholly owned subsidiaries, eNetSecure and Transcendent Technologies, and restructured Applied Signal Technology in order to better align infrastructure costs with anticipated revenues. The Company believes that the restructuring activities resulted in a cost structure that will permit it to be profitable during fiscal year 2002.

Outlook. The Company recently revised its financial projections for fiscal year 2002, and currently projects that revenues will be consistent with fiscal year 2001 while orders will grow approximately 15% over fiscal year 2001. The expected revenue is dependent on the timing of contract awards. The Company recently revised its fiscal year 2002 net income estimate to approximately 4% of annual revenues instead of the 6% net income estimate provided at the end of the second quarter of fiscal year 2002. The estimated annual net income for fiscal year 2002 declined because the Company elected to increase research and development spending and maintain its current cost structure in anticipation of future revenue growth. The Company decided to invest approximately $1.3 million of Company funds to pursue a unique wireless SIGINT effort and an ultra low power SIGINT effort.

Revenues and backlog. Revenues for the third quarter of fiscal year 2002 were approximately $18,207,000 up 18% compared with the third quarter of fiscal year 2001 revenues of approximately $15,396,000. The increase in revenues in the third quarter of fiscal year 2002 when compared to the third quarter of fiscal year 2001 was primarily due to an increase in the Company’s engineering development work related to signal intelligence efforts for the U.S. Government. Revenues for the first nine months of fiscal year 2002 were $53,022,000, a decrease of 3% from revenues of $54,683,000 recorded during the first nine months of fiscal year 2001. The fiscal year 2002 year-to-date revenue decrease is primarily due to approximately $2.5 million of additional revenues, generated during the first quarter of fiscal year 2001, as a result of certain contract modifications.

New orders levels for the third quarter of fiscal year 2002 were approximately $24,419,000 up 156% from approximately $9,522,000 in the third quarter of fiscal year 2001. Order levels for the first nine months of fiscal year 2002 were approximately $54,800,000, up 8% compared to approximately $50,953,000, reported for the same period in fiscal year 2001. The increase in orders for the third quarter and the first nine months of fiscal year 2002 when compared to the same periods of fiscal year 2001 is primarily due to what the Company believes to be a renewed interest in signal intelligence spending by the U.S. Government.

The Company’s backlog, which consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options), was approximately $32,546,000 at August 2, 2002, an increase of 6% when compared to approximately $30,631,000 at August 3, 2001. The increase in backlog for the first nine months of fiscal year 2002 is primarily due to an increase in orders during the first nine months of fiscal year 2002, when compared to the same period of fiscal year 2001.

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

The Company has experienced a trend in favor of revenue generated from its cost-reimbursement contracts over the last three years. Cost-reimbursement contracts typically do not return as high a profit margin as fixed price contracts. Cost-reimbursement contracts accounted for 68% and 59% of the Company’s revenues during fiscal years 2001 and 2000, respectively, and fixed price contracts accounted for 32% and 41%, respectively. For the first nine months of fiscal year 2002, cost-reimbursement contracts accounted for 61% of the Company’s revenues and fixed price contracts accounted for 39%. The Company currently anticipates that the revenue generated during fiscal year 2002 will have a mix of contract types similar to that experienced in fiscal year 2000.

Contract costs. Contract costs consist of direct costs on contract, including materials, labor, and manufacturing overhead costs. Contract costs were approximately $11,769,000 or 64.6% of revenues for the third quarter of fiscal year 2002 compared to approximately $16,234,000 or 105.4% of revenues for the same period of fiscal year 2001. Contract costs were approximately $33,190,000 or 62.6% of revenues for the first nine months of fiscal year 2002 compared to approximately $43,810,000 or 80.1% of revenues for the same period of fiscal year 2001. Contract costs decreased, in aggregate and as a percentage of revenues, for the third quarter and first nine months of fiscal year 2002 compared to the same periods of fiscal year 2001 primarily because of a lower operating cost structure that resulted from the fiscal year 2001 restructuring activities.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through the Company’s billing rates and expenditures funded by the Company from earnings. It is the Company’s accounting practice to record R&D expenses based on annual targeted indirect rates. (See "Notes to Consolidated Financial Statements; Note 2 — Inventory.") Research and development expenses were approximately $2,247,000 or 12.3% of revenues for the third quarter of fiscal year 2002 compared to approximately $3,426,000 or 22.3% of revenues for the same period of fiscal year 2001. R&D expenses were approximately $6,701,000 or 12.6% of revenues for the first nine months of fiscal year 2002 compared to approximately $12,741,000 or 23.3% of revenues for the same period of fiscal year 2001. The decrease in R&D expenses for the third quarter and first nine months of fiscal year 2002 when compared to the third quarter and first nine months of fiscal year 2001 is due, in part, to management’s decision to return research and development spending to the Company’s historical levels (of approximately 12% of projected fiscal year 2002 revenues), and in part, to the absence of research and development spending (in fiscal year 2002) incurred during the first nine months of fiscal year 2001 by the Company’s reintegrated subsidiary corporations.

General and administrative. General and administrative expenses include administrative salaries, costs related to the Company’s marketing and proposal activities, and other administrative costs. It is the Company’s accounting practice to record general and administrative expenses based on annual targeted indirect rates. (See "Notes to Consolidated Financial Statements; Note 2 — Inventory.") General and administrative expenses were approximately $3,857,000 or 21.2% of revenues for the third quarter of fiscal year 2002 compared to approximately $3,618,000 or 23.5% of revenues for the same period of fiscal year 2001. General and administrative expenses were approximately $10,730,000 or 20.2% of revenues for the first nine months of fiscal year 2002 compared to approximately $13,855,000 or 25.3% of revenues for the same period of fiscal year 2001. General and administrative expenses were lower during the third quarter and first nine months of fiscal year 2002 compared to the same period of fiscal year 2001 due, in part, to a lower operating cost structure and, in part, to the absence of general and administrative expenses (in fiscal year 2002) incurred during the first nine months of fiscal year 2001 by the Company’s reintegrated subsidiary corporations.

Interest income (expense), net. Net interest expense for the third quarter of fiscal year 2002 was approximately $121,000 compared to net interest income of approximately $71,000 for the third quarter of fiscal year 2001. Net interest expense for the first nine months of fiscal year 2002 was approximately $52,000, compared to net interest income of approximately $330,000 for the first nine months of fiscal year 2001. Net interest expense for the third quarter and first nine months of fiscal year 2002 includes approximately $207,000 for interest paid in an earlier period related to federal and state tax liabilities. Normal interest activities resulted in a net interest income of approximately $86,000 and $155,000 for the third quarter and first nine months of fiscal year 2002, respectively.

Provision for income taxes. The provision for income taxes for the first nine months of fiscal year 2002 is comprised of an estimated annual tax rate of 3% and a reduction to income taxes of approximately $823,000, which includes a reclassification during the third quarter of approximately $97,000 to interest expense and deferred tax assets. The Company’s projected annual effective tax rate for fiscal year 2002 is calculated based on the projected income for the year and reflects the benefit of potential deferred tax assets for which a valuation allowance had been recorded at the end of fiscal year 2001. The reduction to income taxes was the result of a tax law change during the second quarter of fiscal year 2002, which allowed the Company to recover a larger tax refund than previously calculated at the end of fiscal year 2001. The Company’s estimated annual effective tax rate for the nine months ended August 3, 2001 was a benefit rate of 28%.

Analysis of Liquidity and Capital Resources

The Company’s primary sources of liquidity during the first nine months of fiscal year 2002 were the cash flows generated from net income, refundable income taxes and the issuance of common stock through the Company’s employee stock purchase plans.

The Company has a $3,000,000 secured, revolving bank line of credit for short-term cash requirements bearing interest at the bank’s reference rate (4.75% as of August 2, 2002). At both August 2, 2002 and October 31, 2001 the Company was in compliance with all restrictions and covenants, and this facility had not been utilized. The line of credit expires on March 15, 2003.

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, changes in accounts receivable, and the recovery of previously paid income taxes. During the first nine months of fiscal year 2002, approximately $9,440,000 was provided by operating activities compared to approximately $9,627,000 used during the comparable period of fiscal year 2001. Net income for the first nine months of fiscal year 2002 provided cash of approximately $3,102,000 compared to cash used from a net loss of approximately $12,711,000 for the comparable period of fiscal year 2001. The net income for the first nine months of fiscal year 2002 when compared to the net loss incurred during the first nine months of fiscal year 2001 is due, in part, to the lower operating cost structure that resulted from the fiscal year 2001 restructuring activities and, in part, to the absence of losses incurred by the Company’s reintegrated subsidiary corporations. Cash provided by accounts receivable during the first nine months of fiscal year 2002 was approximately $1,468,000 compared to cash provided of approximately $7,782,000 during the comparable period of fiscal year 2001. The decreased cash provided by accounts receivable in fiscal year 2002 was primarily due to the collections in fiscal year 2001 of higher indirect contract rates for fiscal year 2000. Cash provided by refundable income taxes during the first nine months of fiscal year 2002 was $5,053,000. This included tax refunds of $6,181,000, which includes an adjustment of $1,128,000 to tax expenses of which $823,000 was recorded in fiscal year 2002. The adjustment arose due to a change in federal tax law during the second quarter of fiscal year 2002. During the first nine months of fiscal year 2001, the Company did not receive any refundable income taxes. Cash provided by accounts payable, taxes payable, and accrued liabilities during the first nine months of fiscal year 2002 was approximately $306,000 compared to cash used of approximately $5,494,000 during the comparable period of fiscal year 2001. Changes in accounts payable, taxes payable and other accrued liabilities during the first nine months of fiscal year 2002 when compared to the first nine months of fiscal year 2001, are due, in part, to the payments of accrued payroll and benefits associated with the restructuring activities in fiscal year 2001 and, in part, to the reduction of incomes taxes payable in fiscal year 2001.

Net cash used in investing activities. Cash used in investing activities during the first nine months of fiscal year 2002 was approximately $981,000 compared to approximately $176,000 provided by investing activities during the same period of fiscal year 2001. Historically, the Company has engaged in investing in certain available-for-sale securities, either money market accounts or U.S. treasuries. During the first nine months of fiscal year 2002, the Company did not purchase or own any available-for-sale securities or U.S. treasuries. However, during the comparable period of fiscal year 2001, the maturity of available-for-sale securities did provide cash of approximately $4,029,000. Additions to property and equipment were approximately $981,000 and $3,853,000 during the first nine months of fiscal year 2002 and 2001. During the first nine months of fiscal year 2001, the Company added a new facility, in accordance with the terms of the original lease agreement, and acquired property and equipment to support the operations of the Company’s two reintegrated subsidiaries.

Net cash provided by financing activities. Cash provided by financing activities during the first nine months of fiscal year 2002 was approximately $1,667,000 compared to cash provided by financing activities of approximately $358,000 during the same period of fiscal year 2001. The source of cash provided by financing activities in both periods was the issuance of common stock under the Company’s employee stock purchase plan, which was partially offset by dividend payments of $1,733,000 during the first nine months of fiscal year 2001. In an effort to reduce future cash expenditures, the Company’s Board of Directors voted on May 17, 2001 to suspend future dividend payments.

Cash is generated primarily from operating activities, employee stock purchase activities, and investing activities. Historically, the Company’s investing activities have been limited to money market accounts and U.S. treasuries. The Company believes the primary risk to liquidity is the potential decrease in demand for the Company’s products and services. Historically, the demand for the Company’s products and services has been influenced by the needs of the U.S. intelligence community.

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

Revenue concentration. From time to time, including recent periods, the Company has derived a material portion of its revenue from one or more individual contracts that could be terminated by its customers at their discretion. For example, a single contract accounted for 4% and 10% of the Company’s revenues during the first nine months of fiscal years 2002 and 2001, respectively. The Company expects that in future periods it may again enter into individual contracts with significant revenue concentrations. If such contracts were terminated, this could have a material adverse effect on the Company’s future operating results and financial condition.

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

Dependence upon personnel. Applied Signal Technology’s ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. Management believes that there has been a change in the local California economy where the Company must compete for talent in the telecommunications sector. In California, it should not be as difficult to recruit new staff capable of obtaining the necessary security clearance in fiscal year 2002 as in prior years. The Company maintains offices in Annapolis Junction, Maryland; Herndon, Virginia; Hillsboro, Oregon; and Salt Lake City, Utah; providing it the ability to attract and retain qualified personnel in areas outside of California. The Company believes the offices should allow it to successfully attract and retain qualified employees. However, management believes that it is becoming increasingly difficult in the Annapolis Junction, Maryland office to attract and hire qualified candidates due to security clearance requirements and current labor market conditions. Failure to do so could have a material adverse effect on the Company’s operating results and financial condition.

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

Recent legislative actions and proposed accounting changes. In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by NASDAQ, and proposed accounting changes by the Securities and Exchange Commission, the Company may be required to increase its internal controls, hire additional personnel and additional outside legal, accounting, and advisory services, all of which will cause general and administrative costs to increase.

In addition, proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expense that the Company reports under generally accepted accounting principles. These additional expenses could have an adverse affect on the Company’s operating results and financial condition.

Insurance costs. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so premiums for the Company’s various insurance policies, including directors’ and officers’ insurance policies, are likely to increase, and could have an adverse affect on the Company’s operating results.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company’s interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of the Company’s investments are in short-term instruments. However, due to the short-term nature of these cash investments, the Company does not believe that there is a material risk exposure.

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

Item 2: Changes in Securities

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

Exhibits — See Index to Exhibits

Reports on Form 8-K — The Company did not file any reports on Form 8-K during the nine months ended August 2, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc.
/James E. Doyle/	September 13, 2002
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Gary L. Yancey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Signal Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ Gary L. Yancey
Gary L. Yancey President and Chief Executive Officer

********************

I, James E. Doyle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Signal Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ James E. Doyle
James E. Doyle Vice President and Chief Financial Officer

Applied Signal Technology, Inc.
Index to Exhibits

3.1 [1]	Second Amended and Restated Articles of Incorporation
3.2 *	Amended and Restated Bylaws
4.1 *	Specimen Common Stock Certificate
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).