Form 10-K
period 2002-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2003-01-28
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 2002

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________________ to ____________________.

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

Yes __X__ No _____

Indicate by a check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant:
Common Stock, without par value — $78,779,179 as of May 3, 2002, based on the closing price for the registrant’s common stock reported by the NASDAQ National Market System. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of registrant’s common stock outstanding:
Common Stock, without par value — 10,054,744 shares as of October 31, 2002.

Document Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Shareholders to be held March 13, 2003.

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

Item 10: Directors and Executive Officers of the Registrant

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management

Item 13: Certain Relationships and Related Transactions

Part IV

Item 14: Controls and Procedures

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Certifications

Index to Exhibits

Part I

Item 1: Business

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth herein under "Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC). Our SEC filings, as well as our latest annual report, can be obtained through our website at www.appsig.com. In addition, hard copies can be obtained free of charge through our investor relations department.

Description of the Business

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunication signals. Our primary customers are the United States Government and its foreign allies. We develop and manufacture equipment for both the collection and processing of signals. Our signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At inception in 1984, our efforts were primarily focused on processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems.

We were incorporated in California in 1984. Our principal executive offices are located at 400 West California Ave., Sunnyvale, CA, 94086, and our telephone number is (408) 749-1888. Our web site address is www.appsig.com. Although the information posted on our web site is not incorporated into this Annual Report, investors can obtain a copy of this Annual Report on Form 10-K on our web site.

Signal Reconnaissance

Accurate and comprehensive information regarding foreign affairs and developments has become increasingly important to the United States Government. The reduction of United States military tactical forces overseas; the political instability in certain regions such as the Middle East, Eastern Europe, Africa, and Central and South America; and the ongoing counterterrorism campaign have heightened the United States Government’s need to be able to monitor activities in foreign countries. In order to obtain information about activities within foreign countries, the United States Government gathers and analyzes telecommunications signals emanating from those countries.

The use of established telecommunications technologies has been supplemented, rather than replaced, by new telecommunications technologies that have been developed and commercialized. This trend has led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the RF spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and in the global information network (for example, the Internet) in recent years, resulting in a significant increase in the amount of information being communicated. Consequently, the requirement to develop signal reconnaissance equipment capable of collecting and processing an increased volume of signals, as well as new types of signals, has increased significantly.

We devote significant resources toward understanding the United States Government’s signal reconnaissance goals, capabilities, and perceived future needs. We obtain information about these signal reconnaissance needs through frequent marketing contact between our employees and technical and contracting officials of the United States Government. In addition, we invest in research and development (R&D) activities that we anticipate will enable us to develop signal reconnaissance equipment that meets future needs of the United States Government. We believe that we invest a greater percentage of our revenues in R&D than is typical among our competitors. (See "Research and Development.")

Our signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. Our products can be deployed readily in a wide variety of circumstances to meet current United States Government signal reconnaissance requirements.

The United States Government is beginning to provide increased funding for counterterrorism. Counterterrorism is focused on individuals and groups of individuals, and relies heavily on human intelligence (HUMINT) gathering. HUMINT refers to all National Security information obtained directly from human resources. It includes a wide range of activities from direct reconnaissance and observation to the use of informants and spies. Signal intelligence (SIGINT) is an adjunct of HUMINT. SIGINT refers to all National Security information derived from intercepting and analyzing foreign instrumentation, communications, or electronic signals, many of which are protected by codes and other complex countermeasures. We believe we are a pre-eminent resource for SIGINT capabilities, providing products, systems, and services.

Strategy

Our objective is to anticipate the needs of the signal reconnaissance marketplace and to invest in research and development in an effort to provide solutions before our competitors. In some cases, this involves the development of equipment or services to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. Our strategy to accomplish these objectives focuses on the following elements.

Anticipate marketplace needs. We devote significant resources in order to anticipate future telecommunications processing needs. We monitor technological and commercial advances in telecommunications to identify what we believe are new opportunities for the development of our products. We obtain information about marketplace needs through frequent contact with technical and contracting officials of pertinent government agencies within the intelligence community.

Many times, the United States Government grants sole-source contracts when a single contractor is deemed to have expertise or technology that is superior to that of competing contractors. Since our inception, a significant portion of our revenues has been from sole-source contracts. Although we believe that the large number of sole-source contracts we obtain demonstrates that we often correctly anticipate marketplace needs, we cannot be sure that we will continue to correctly anticipate the marketplace needs in the future.

Invest in research and development. We invest in research and development that we believe will enable us to develop equipment and services that will satisfy the future signal reconnaissance needs of our customers. We believe that we invest a greater percentage of our revenues in R&D than is typical among our competitors, which, in turn, often enables us to introduce products that meet marketplace demands before our competitors.

Develop flexible products. We develop products that can be used as originally designed, or with further customization, to satisfy the needs of a variety of customers. We use prior product development efforts to offer customers cost-effective solutions and to offer these solutions promptly. We believe that custom equipment developed by many of our competitors generally cannot be deployed as readily in as wide a variety of circumstances as our products.

Develop highly integrated products. We design our products to use advanced circuitry and highly integrated components. This enables us to offer products that are smaller, consume less power, and cost customers less when multiple units are built than equipment of similar functionality that uses fewer advanced designs and materials. The lower cost of many of our products appeals to customers with budget constraints, and the small size and low power consumption of many of our products appeal to customers with physical installation constraints.

Focus on signal processing. Since inception, we have focused much of our attention on developing signal processing equipment and services. We believe that there have been and will continue to be opportunities to develop specialized signal processing equipment and services to satisfy emerging technological requirements.

Increase penetration and broaden customer base. We believe that our current customers offer opportunities for sales growth; both in terms of additional units of developed products and the development of new products and, accordingly, direct much of our marketing efforts toward these customers in order to increase our penetration of these markets. Additionally, we continue to try to broaden our customer base by increasing marketing efforts toward military signal reconnaissance and by evaluating law enforcement opportunities.

Products

Our products consist of signal collection and processing equipment that uses software and hardware that we developed over many years of developing signal reconnaissance equipment for sale primarily to the United States Government. This software and hardware enables our processing equipment to evaluate large numbers of radio frequency signals and to select the relatively small proportion that contains information likely to be useful in the signal reconnaissance programs of the United States Government. We offer a variety of signal reconnaissance products that can be categorized as follows.

Voice grade channel processors. These processors are designed to process voice grade channels (VGCs), which carry audio and other signals. The standard telecommunication systems used throughout the world put a large number of VGCs on a single carrier channel to increase the number of signals that can be transmitted at a particular frequency. VGC processors can scan thousands of signals in less than one second and use sophisticated processing technology to detect and record relevant data that is then analyzed by United States Government personnel. These processors evaluate the characteristics of collected signals and select those signals that are likely to contain relevant information. Our VGC processors currently range in price from approximately $40,000 to approximately $200,000.

Wideband processors. These processors "clean" telecommunication signals for further processing by VGC processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortion these processors correct are multipath interference (caused by the reception of a signal and its reflections) and co-channel interference (caused by the reception of multiple interfering signals). Commercial telecommunication companies overcome these distortions with careful alignment and tuning that requires interruption of the telecommunication signals. Our wideband processors perform this alignment independently and automatically by adjusting processing parameters by using proprietary adaptive algorithms that let the processors "learn" how to process the incoming signals. One of our wideband processors processes signals that carry thousands of VGCs in a digital format that is proliferated throughout the world and is particularly susceptible to distortions. Our wideband processors currently range in price from approximately $80,000 to approximately $150,000.

Processing systems. Although we have emphasized subsystem or "product" development since our inception, we have also developed and delivered entire signal processing systems in situations where the capabilities of our products have enabled us to obtain a system development contract on a sole-source basis from the United States Government. Our two largest system installations, for which we developed custom systems software, integrated a number of our standard VGC processors that were developed to exacting United States Government software and documentation standards. Pricing for processing systems can vary widely depending on the system requirements. Prices may range from $100,000 to millions of dollars.

Collection products. We offer a limited number of signal collection products designed to complement certain models of our processing products. Our collection products include a low-cost, small-sized receiver that collects very complex signaling formats and a receiver that overcomes co-channel interference and certain forms of multi-path interference by optimizing multiple antenna inputs. Our collection products currently range in price from approximately $20,000 to approximately $60,000.

Signal reconnaissance services. The services that we provide to the intelligence community are in two forms: 1) systems integration and 2) non-product reconnaissance solutions.

Systems integration involves the development of a signal reconnaissance system or the modification of an existing system. We apply our signal processing expertise to the integration of the complex systems that typically contain our products. This integration is typically performed at the signal reconnaissance collection site.

Non-product solutions are based upon the use of commercial off-the-shelf technologies. With current state-of-the-art computer and component technologies (for example, field-programmable gate arrays, Pentium processors, G4 processors), signal reconnaissance requirements can many times be met by utilizing off-the-shelf "compute engines." We develop our products in a manner such that the signal processing can be performed in these engines when applicable. These solutions are then offered as either an open architecture signal reconnaissance product or a software solution. Typical software licensing prices vary from $5,000 to $25,000 per license.

Subsidiaries

In fiscal year 2001, we reintegrated our wholly owned subsidiaries, eNetSecure, Inc. ("eNetSecure") and Transcendent Technologies, Inc. ("Transcendent Technologies"). eNetSecure was a developer and provider of network monitoring services for both intrusion detection and policy enforcement. We believe that there is a potential market for eNetSecure’s technology, and will continue to pursue opportunities with the United States Government in the information assurance marketplace. Transcendent Technologies was a provider of sophisticated network management and spectrum monitoring systems. We believe in the potential of Transcendent’s products in the commercial satellite industry, and will continue to invest the necessary marketing efforts in this arena.

Customers, Contracts, and Marketing

Customers

To date, purchases by the United States Government have accounted for almost all of our revenues. Purchases of our products by the United States Government occur in two ways. Contracts directly with the United States Government account for the majority of these sales. We also have subcontracts under which we supply products or services to prime contractors that have contracts with the United States Government. Subcontract revenues accounted for approximately 34%, 38%, and 36% of revenues in fiscal years 2002, 2001, and 2000, respectively.

Our United States Government customers consist of approximately six military and intelligence agencies with signal reconnaissance needs. Within the six major customers, we have contracts with approximately 20 different offices, each with separate budgets and contracting authority. Our largest contract and its follow-on effort accounted for 11%, 8%, and 12% of revenues in fiscal years 2002, 2001, and 2000, respectively.

Two intelligence agencies accounted for approximately 33% and 43% of revenues in fiscal year 2002; approximately 39% and 35%, respectively, of revenues in fiscal year 2001; and approximately 41% and 37%, respectively, of revenues in fiscal year 2000. No other single intelligence agency accounted for more than 10% of total revenues in fiscal years 2002, 2001, and 2000.

In recent years, we have increased our business with military agencies. Revenues from military agencies accounted for approximately 19%, 19%, and 13% of total revenues in fiscal years 2002, 2001, and 2000, respectively. No single military agency accounted for more than 10% of total revenues in fiscal years 2002, 2001, and 2000.

In addition, we occasionally sell small quantities of equipment to foreign governments. Foreign revenues have accounted for approximately 3%, 4%, and 5% of revenues in fiscal years 2002, 2001, and 2000, respectively.

Contracts

Most of our business is conducted under contracts that include United States Government security requirements. Our contracts with United States Government agencies can be categorized in several ways.

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

Competitive-bid contracts are awarded based on objective proposal evaluation criteria established by the procuring agency. Interested contractors prepare a bid and proposal in response to the agency’s request. A bid and proposal is usually prepared in a short time period (for example, 45 days) in response to a deadline, and requires the extensive involvement of numerous technical and administrative personnel. Competitive-bid contracts are awarded after a formal bid and proposal competition among suppliers.

During fiscal years 2002, 2001, and 2000, approximately 91%, 81%, and 71%, respectively, of revenues were from sole-source contracts, and approximately 9%, 19%, and 29%, respectively, were from competitive-bid contracts. Sole-source or competitive-bid contracts can be either fixed-price contracts, pursuant to which we agree to deliver equipment for a fixed price and we assume the risk of cost overruns, or cost-reimbursement contracts, pursuant to which we are reimbursed for our direct and indirect costs and paid a negotiated profit. During fiscal year 2002, approximately 41% of revenues were from fixed-price contracts and approximately 59% were from cost-reimbursement contracts. During fiscal year 2001, approximately 32% of revenues were from fixed-price contracts and approximately 68% were from cost-reimbursement contracts. During fiscal year 2000, approximately 41% of revenues were from fixed-price contracts and approximately 59% were from cost-reimbursement contracts. Historically, we have achieved greater profit margins from our fixed-price contracts than from our cost-reimbursement contracts for new products.

Most of our fixed-price contracts are for the manufacture of multiple units of our established products, rather than the development of new products. We believe that the risk of cost overruns is much less in the case of fixed-price manufacturing contracts, where the product has already been developed and at least a prototype made, than in the case of fixed-price development contracts.

We are subject to price redetermination on certain fixed-price United States Government contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2002, 2001, and 2000, we have not had a material claim sustained against us for noncompliance.

Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results. Under contracts terminable at the convenience of the United States Government, a contractor is generally entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the United States Government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. During fiscal year 2001, we received unanticipated contract closeout notifications on three significant engineering development contracts for the convenience of the other contracting party. These closeouts contributed, in part, to our need to reduce our cost structure during fiscal year 2001. There were no such notifications in fiscal year 2002. It is possible that we will receive further such cancellations in the future.

Since we are engaged in supplying goods and services to the United States Government, we are dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in United States Government policies resulting from military and political developments.

Marketing

Our primary marketing efforts consist of personal contact between technical representatives of existing and potential customers and our technical personnel. We involve all technically qualified staff members in our marketing program. We believe that it is extremely important to have technically knowledgeable staff make marketing contacts since an initial system concept is often developed during the first such contact.

In addition to our primary technical marketing, we also conduct marketing activities designed to increase our visibility with existing and potential customers. Each year we conduct equipment shows in the Washington, D.C. area, demonstrating the operation of many of our signal reconnaissance products. We use direct mail and magazine advertising from time to time to inform potential customers of available products. We also produce a signal reconnaissance product summary catalog and a quarterly technical newsletter for direct mailing. Our mailing list includes contacts at private sector companies that may purchase our products for their own use or for inclusion in systems they are developing as well as contacts at United States Government agencies that buy products but do not contract for development efforts.

Backlog

Our backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $42,298,000, $32,085,000, and $34,561,000 at October 31, 2002, 2001, and 2000, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. We include a contract in backlog when the contract is signed by us and by our customer. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in its contracts. (See Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Backlog.") Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. We may experience significant cancellations that were previously booked and included in backlog.

Research and Development

We conduct R&D pursuant to United States Government R&D contracts and as part of our own R&D program. During fiscal year 2002, our R&D program was funded by the billing rates charged to our customers, and by our own investment, which was not reimbursed.

Research and development conducted by Applied Signal Technology was approximately $8,798,000 in fiscal year 2002, approximately $17,122,000 in fiscal year 2001, and approximately $16,970,000 in fiscal year 2000. This, as a percent of revenue, equated to 11.6%, 23.3%, and 16.2% in fiscal years 2002, 2001, and 2000, respectively. These research and development amounts include approximately $2,758,000 of research and development expenses during fiscal year 2001 and approximately $1,156,000 during fiscal year 2000 incurred by our subsidiaries prior to their reintegration. We believe that our investment in R&D provides us with a significant competitive advantage.

We seek to develop technology capable of addressing new telecommunications signal processing requirements before our competitors. In addition, we focus R&D on developing products and services that can be used, with or without further modification, to satisfy various needs of a variety of customers, thereby permitting us to offer a solution promptly. We attempt to allocate R&D funds among projects intended to yield revenues within one to two years and projects intended to yield revenues in two to five years. Most of our R&D expenditures are for projects intended to yield revenues within one to two years.

An important aspect of our R&D efforts is understanding telecommunication trends to anticipate the future signal processing needs of our customers. Not only does this allow us to direct R&D engineering efforts to produce solutions promptly once a customer expresses a requirement, but it often allows us to educate the customer about potential requirements and simultaneously present a conceptual solution to those requirements.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, and continuous improvements in products and services. Because of continual changes in these markets, management believes that our future success will depend upon our ability to continue to improve our existing products and solutions and to develop new technologies that compete effectively. In addition, we must adapt our products and solutions to technological changes and to support emerging needs of our target customers. We cannot be sure that we will complete our existing and future development efforts within our anticipated schedule or that the new products or enhancements will have the features to make them successful. We may experience difficulties that could delay or prevent the successful development, introduction, or marketing of new or improved products or solutions.

Company Divisions

Applied Signal Technology, Inc. is organized into a Technical Operations Group and a Finance Division. The Technical Operations Group has four divisions. Three of these divisions–Wireless Communications Systems Division, Multichannel Systems Division, and the East Coast Division–are engineering divisions, which are primarily responsible for conducting all R&D activities as well as the initial development of products. The fourth division is the Operations Division, which is primarily responsible for manufacturing multiple units of products. All of the divisions work together to ensure that production-related issues such as manufacturability, reliability, and maintainability are addressed from initial product definition through final product shipment. As of January 3, 2003, there were 201 employees in the engineering divisions and 62 employees in the Operations Division. (See "Employees.")

Engineering

The engineering divisions are responsible for all R&D. Our R&D activities include both United States Government development contracts and R&D projects. The engineering division activities are directed toward developing products that will ultimately be produced by the Operations Division, and solutions that will be sold as software licenses or open architecture equipment. The engineering divisions work in conjunction with the Operations Division to assure that the product development efforts will culminate in a product that can be manufactured efficiently in quantity.

In addition to corporate headquarters in Sunnyvale, California, we maintain engineering offices in Herndon, Virginia; Annapolis Junction, Maryland; Salt Lake City, Utah; and Hillsboro, Oregon. As of January 3, 2003, there was a total of 59 employees in these locations. Most of the personnel staffing these offices are technical personnel and, in addition to marketing activities, are involved in R&D and customer support (for example, installation, training, and troubleshooting).

Operations

The Operations Division is responsible for manufacturing multiple units of products. By combining engineering and production expertise within the Operations Division, we believe we are able to maximize manufacturing efficiency and, therefore, reduce overall production costs. The Operations Division manufactures products by using batch production methods. The division achieves labor efficiency by extensive cross-training of its personnel, which permits these personnel to participate in the production of all products. The division is also responsible for managing purchases of goods and services, including third-party manufacturing and assembly services. (See "Suppliers.")

Suppliers

We use suppliers in order to obtain quality goods and services without incurring the costs of providing those goods and services in-house. We purchase from suppliers nearly all circuit boards, integrated circuits, and other components used in our products. In addition, we contract with suppliers to assemble some of our products. Our reliance on suppliers involves several risks, including the possibility of a shortage of certain key components and assemblies and reduced control over delivery schedules, manufacturing yields, quality, and costs. If we experience significant availability or quality control problems in the future, our operating results could be adversely affected.

Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. Some of our products contain critical components available solely from a manufacturer with no second source. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products or the introduction of new products, either of which could cause us to fail to achieve expected revenue, increase expenses, and otherwise materially adversely affect our financial condition and operating results.

Competition

The signal reconnaissance market is highly competitive and we expect that competition will increase in the future. Some of our current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. Our current competitors include L-3 Communications Corporation, Boeing-North America, Raytheon Corporation, General Dynamics Corporation, Harris Corporation, Lockheed Martin Corporation, and Northrop Grumman, Inc. Substantial competition could impose pricing pressure on sales of our products, enable competition to develop and introduce new products meeting market demand more quickly than we can, and result in lower revenue and decreased sales, which would have a materially adverse effect on our financial condition and operating results.

The competition for competitive-bid contracts differs from the competition for sole-source contracts. Companies competing for competitive-bid contracts prepare bids and proposals in response to either commercial or government requests and typically compete on price. Potential suppliers compete informally for sole-source contracts through R&D investment and marketing efforts. Companies competing for sole-source contracts attempt to identify the customer’s requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the customer has identified a signal processing requirement. The principal factors of competition for sole-source contracts include: investments in R&D; the ability to respond to government needs promptly; and product price relative to performance, quality, and customer support. We believe that we compete favorably on each of these factors.

Proprietary Rights

The United States Government has rights to most of the technology that we have developed under government contracts, including rights to permit other companies, including our competitors, to use this technology to develop products for the United States Government. We are not aware that the United States Government has exercised these rights related to our products.

We have filed patent applications for certain technologies that we developed. As of October 31, 2002, we have two issued patents and one patent application pending. We believe that, given the rapidly changing nature of signal collection and processing technology, our future success will depend primarily upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology or that our pending patent application will be approved. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated, or circumvented; that any rights granted under these patents will provide us adequate protection; or that there will be sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Although we do not believe that we are infringing upon the intellectual property rights of others, it is possible that such a claim will be asserted against us in the future. In the event any third party made a valid claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming, result in costly litigation, result in loss or cancellation of customer orders, cause product shipment delays, or subject us to significant liabilities to third parties. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available under acceptable terms or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a material adverse effect on our business.

Government Regulations

Many of our operations are subject to compliance with regulatory requirements of federal, state, and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety, and protection of the environment. While compliance with applicable regulations has not adversely affected our operations in the past, we cannot be sure that we will continue to be in compliance in the future or that these regulations will not change, resulting in increased operational costs.

Most importantly, we must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure to comply with our government procurement or contracting obligations or security obligations could result in penalties imposed against us or suspension from government contracting, which would prevent us from selling our products to the United States Government, severely limiting our ability to operate our business and generate revenue, resulting in a material adverse effect on our financial condition and operating results. (See Item 1: "Business–Customers, Contracts, and Marketing.")

Employees

As of January 3, 2003, we had approximately 357 employees, 94 of whom hold advanced technical degrees (master and/or doctoral degrees), including 10 with doctoral degrees.

Our business requires that a large number of our technical employees obtain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in signal reconnaissance marketing require the appropriate clearances to meet with government technical representatives and discuss the government’s needs. We have a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 43% of our staff has security clearances. Our success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom could adversely affect our business.

We believe our employees are our most valuable resource and that our workforce possesses a strong feeling of dedication to and pride in Applied Signal Technology. As of January 3, 2003, the average length of service for active employees was six years. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We consider our employee relations to be good.

Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and the related notes.

Any reduction in government spending on signal reconnaissance could materially adversely impact our revenues, results of operations, and financial condition. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of our revenues. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions of their funding to pay for other programs. Future reductions in United States Government spending on signal reconnaissance or future changes in the kind of signal reconnaissance products or services required by the United States Government agencies could limit demand for our products and services, which would have a material adverse effect on our operating results and financial condition.

Also, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of spending on signal reconnaissance by the defense and intelligence agencies that have historically been our major customers. We believe that the United States Government may compensate for reductions in spending by these agencies with increases in spending for signal reconnaissance by other Government agencies. However, our relationships with other Government agencies are not as strong as they are with the agencies with which we have historically dealt. A reduction in spending by the agencies with which we have historically dealt may not be offset by spending by other United States Government agencies. Even if other agencies increase spending for signal reconnaissance, we may not secure the same amount of work from such other agencies. As a result, demand for our products and services could decline, resulting in a decrease in revenues, and could materially adversely affect our operating results and financial condition.

If we are unable to comply with complex government regulations governing security and contracting practices, we could be disqualified as a supplier to the United States Government. As a supplier to United States Government defense and intelligence agencies, we must comply with numerous regulations, including regulations governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we will lose most, if not all, of our customers, revenues from sales of our products would decline significantly, and our ability to continue operations would be seriously jeopardized. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Depending on the results of these audits and investigations, the government may make claims against us.

We depend on revenues from a few significant contracts, and any loss, cancellation, reduction, or delay in these contracts could harm our business. From time to time, including recent periods, we have derived a material portion of our revenue from one or more individual contracts that could be terminated by the customer at the customer’s discretion. For example, a single contract and its follow-on effort accounted for 11%, 8%, and 12% of revenues in fiscal years 2002, 2001, and 2000, respectively. We expect that in future periods we may again enter into individual contracts with significant revenue concentrations. If such contracts were terminated, revenues and net income would significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the United States Government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.

Continued competition in our markets may lead to a reduction in our revenues and market share. The signal reconnaissance market is highly competitive and we expect that competition will increase in the future. Our current competitors include L-3 Communications Corporation, Boeing-North America, Raytheon Corporation, General Dynamics Corporation, Harris Corporation, Lockheed Martin Corporation, and Northrop Grumman, Inc., and have significantly greater technical, manufacturing, financial, and marketing resources than we do. We expect that more companies will enter the market for SIGINT. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins, or loss of market share, any of which could significantly harm our business. Our competitors may introduce improved products with lower prices, and we will have to do the same to remain competitive.

If we are unable to recruit, train, and retain key personnel, our ability to develop, introduce, and sell our products may be adversely impacted. Our ability to execute our business plan is contingent upon successfully attracting and retaining qualified employees. Management believes that there has been a change in the local California economy where we must compete for talent in the telecommunications sector. In California, it has not been as difficult to recruit new staff capable of obtaining the necessary security clearances in fiscal year 2002 as in prior years. (See "Employees.") If we fail to attract and retain qualified employees who can obtain the necessary security clearances, our business could be significantly harmed. We maintain offices in Herndon, Virginia; Annapolis Junction, Maryland; Salt Lake City, Utah; and Hillsboro, Oregon, providing us the ability to attract and retain qualified personnel in areas outside of California. Management believes that it continues to be difficult to attract and hire qualified candidates who hold the necessary security clearances in the Annapolis Junction, Maryland office due to current labor market conditions. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could negatively impact our ability to develop, introduce, and sell our products. In addition, employees may leave us and subsequently compete against us.

Unexpected increases in the cost to develop or manufacture our products under fixed-price contracts may cause us to experience unreimbursed cost overruns. A significant portion of our revenue is derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies, or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts, and may experience additional cost overruns in the future. Such cost overruns would increase our operating expenses, reduce our net income and earnings per share, and have a materially adverse effect on our future results of operations and financial condition.

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. For example, in fiscal year 2001, we received unanticipated contract closeout notifications on three significant engineering contracts for the convenience of the other contracting party. These closeouts contributed, in part, to our need to reduce our cost structure during fiscal year 2001. There were no such notifications in fiscal year 2002. There can be no assurance that such terminations will not occur in the future.

Our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, and contract closeouts. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Fluctuations in quarterly results, shortfalls in revenues or earnings from levels forecast by securities analysts, changes in estimates by analysts, competition, or announcements of extraordinary events such as acquisitions or litigation may cause revenues to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline. In addition, there can be no assurance that an active trading market will be sustained for our common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have been unrelated or disproportionately related to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products or enhancements that achieve market acceptance. The market for our products is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, and evolving industry standards. We believe that we have been successful to date in identifying certain signal reconnaissance needs early, investing in research and development to meet these needs, and delivering products before our competitors. We believe that our future success will depend upon continuing to develop and introduce, in a timely manner, products capable of collecting or processing new types of telecommunications signals. However, we expect that new technologies will continue to emerge. Our future performance will depend on the successful development, introduction, and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. There can be no assurance that we will be able to develop and market new products successfully in the future or respond effectively to technological changes, such as data encryption technology and others, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.

We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or to license these technologies from third parties. Product development delays may result from numerous factors, including:

  Changing product specifications and customer requirements
  Difficulties in hiring and retaining necessary technical personnel
  Difficulties in reallocating engineering resources and overcoming resource limitations
  Difficulties with contract manufacturers
  Changing market or competitive product requirements
  Unanticipated engineering complexities

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot ensure that we will be able to identify, develop, manufacture, market, or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot ensure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes, or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

We may lose sales if our suppliers fail to meet our needs. Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a material adverse effect on our operating results and financial condition.

Our headquarters and most of our manufacturing operations are located in California where natural disasters may occur, resulting in disruption to our business. Our corporate headquarters, including most of our research and development operations and production facilities, are located in the Silicon Valley area of Northern California, a region known for being vulnerable to natural disasters and other risks, such as earthquakes, fires, and floods, which at times have disrupted the local economy and posed physical risks to our property. A significant earthquake could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

Delays in the receipt of engineering contracts could negatively impact our business. During our history, we have experienced delays in the receipt of certain engineering development contracts. While we work closely with our customers to try and capture what we believe to be sole-source orders, delays in the receipt of such orders could result in revenues falling short of estimates. In addition, gross margins and net income will decrease if we elect to hold our cost structure in place while awaiting the award of delayed contracts.

Our failure to protect our intellectual property may significantly harm our business. Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology to customers, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed applications for several patents, two of which we currently hold, we cannot ensure that any patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products. It is possible that from time to time, other parties may assert patent, copyright, trademark, and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adverse to us, could significantly harm our business. Any claims, with or without merit, could result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms, license a substitute technology, or redesign our products to avoid infringement, our business would be significantly harmed.

Item 2: Properties

Our corporate offices, located in Sunnyvale, California, also serve as our primary research and development, engineering, production, marketing, and administrative center. As of October 31, 2002, we leased five buildings of approximately 266,077 square feet under a lease that expires in March 2012.

In addition, we maintain four offices within the United States for small development, marketing, and administrative functions. We lease the following properties: 29,121 square feet of a 90,000-square-foot building in Annapolis Junction, Maryland (lease expires April 2004); 15,520 square feet of a 104,922-square-foot building in Herndon, Virginia (lease expires January 2006); 11,000 square feet of a 40,000-square-foot building in Hillsboro, Oregon (lease expires October 2004); and 14,476 square feet of a 23,300-square-foot building in Salt Lake City, Utah (lease expires April 2004).

Our business requires that we maintain a facility clearance, sponsored and approved by the United States Government, at each of its offices. This approval could be suspended or revoked if we are found not to have complied with security regulations applicable to such facilities. Any revocation or suspension of such approval that materially delayed delivery of our products to customers would materially adversely impact our ability to manufacture and sell our products and operate our business. Although we have adopted policies directed at assuring our compliance with relevant regulations, there can be no assurance that the approved status of our facilities will continue without interruption.

Item 3: Legal Proceedings

We are subject to litigation, from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination or governmental agency investigations. Although the amount of any liability with respect to such litigation cannot currently be determined, we are not party to any pending legal proceedings, which, in the opinion of management, are material to our business or financial condition. As a government contractor, we may also be subject to investigations by the United States Government for alleged violations of procurement or other federal laws. Under present government procurement regulations, if judged in violation of procurement or other federal civil laws, we could be suspended or barred from eligibility for awards of new government contracts.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

Part II

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

Selected Common Stock Data

Our common stock was first offered to the public on March 26, 1993. Since the initial public offering, the stock has been traded on the NASDAQ National Market under the symbol "APSG." As of January 3, 2003, we had approximately 424 shareholders of record. This number does not include shareholders whose shares are held in trust by other entities. The number of beneficial shareholders is greater than the number of shareholders of record. The following table sets forth the range of high, low, and last sale prices for our common stock over the eight quarters ending October 31, 2002. The "last" price per share in the table represents the closing price on the last trading day of the quarter. The quotations represent inter-dealer quotations, without retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.
	High	Low	Last	Share Volume in 000s
Fiscal Year ended October 31, 2001
First quarter	$7.44	$3.88	$7.00	4,103.2
Second quarter	$7.31	$3.17	$3.20	3,258.0
Third quarter	$6.94	$3.00	$5.76	3,262.7
Fourth quarter	$11.45	$4.67	$9.74	5,690.5
Fiscal Year ended October 31, 2002
First quarter	$12.34	$7.00	$10.01	4,260.6
Second quarter	$10.50	$8.33	$9.45	1,729.0
Third quarter	$12.80	$9.02	$10.25	4,201.4
Fourth quarter	$11.51	$7.41	$9.01	2,304.0

In fiscal year 2001, the Board of Directors voted to suspend dividend payments made to shareholders. We paid no dividends during fiscal year 2002, and approximately $1,733,000 and $2,178,000, for fiscal years ending October 31, 2001 and 2000, respectively.

Equity Compensation Plan Information

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to our proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended October 31, 2002.

Item 6: Selected Consolidated Financial Data

(In thousands, except per share data)

Summary of Operations:	Year Ended October 31,
	2002	2001	2000	1999	1998
Revenues from contracts	$76,184	$73,489	$104,595	$115,541	$110,087
Operating expenses:
Contract costs	49,067	52,199	64,000	70,109	67,840
Research and development	8,798	17,122	16,970	12,913	12,208
General and administrative	15,160	20,451	20,055	17,245	14,262
Restructuring costs	— ______	2,689 ______	— ______	— ______	— ______
Total operating expenses	73,025 ______	92,461 ______	101,025 ______	100,267 ______	94,310 ______
Operating income (loss)	3,159	(18,972)	3,570	15,274	15,777
Interest income (expense), net	34 ______	435 ______	1,084 ______	672 ______	584 ______
Income (loss) before provision (benefit) for income taxes	3,193	(18,537)	4,654	15,946	16,361
Provision (benefit) for income taxes	(728) ______	(6,154) ______	977 ______	6,059 ______	6,217 ______
Net income (loss)	$3,921 ======	($12,383) ======	$3,677 ======	$9,887 ======	$10,144 ======
Net income (loss) per common share:
Basic	$0.40	($1.31)	$0.42	$1.17	$1.20
Diluted	$0.39	($1.31)	$0.41	$1.14	$1.15
Number of shares used in calculating net income (loss) per common share:
Basic	9,889	9,417	8,802	8,433	8,468
Diluted	10,061	9,417	9,041	8,696	8,859
Financial Position at End of Fiscal Year:	2002	2001	2000	1999	1998
Working capital	$50,191	$41,207	$48,258	$45,009	$39,716
Total assets	73,824	66,642	85,149	84,034	72,463
Retained earnings	38,343	34,422	47,968	46,504	37,711
Shareholders’ equity	64,973	59,317	70,757	64,433	56,866
Book value per common share	$6.46	$6.18	$7.81	$7.63	$6.77

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price."

Overview

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunications signals. Our primary customers are the United States Government and its foreign allies. Commercial applications include spectrum monitoring equipment for commercial communication satellite systems and data intrusion detection equipment for data network protection.

Signal reconnaissance systems are comprised of collection and processing equipment. Signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information.

At inception in 1984, we focused our efforts primarily on processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems. Our revenues are primarily generated from sales of our products and services to two agencies of the United States Government. The two agencies accounted for 33% and 43%, respectively, of revenues in fiscal year 2002. In fiscal year 2001, the two agencies accounted for 39% and 35%, respectively, of revenues, and in fiscal year 2000, the percentages of revenues derived from these two agencies were 41% and 37%, respectively.

Our revenues are derived from either fixed-price contracts, which provide that we perform a contract for a fixed price and assume the risk of any cost overruns, or cost-reimbursement contracts, which provide that we are reimbursed by the customer for the direct and indirect costs of performance and earn a negotiated profit. In fiscal years 2002, 2001, and 2000, approximately 41%, 32%, and 41%, respectively, of our revenues were derived from fixed-price contracts. In fiscal years 2002, 2001, and 2000, approximately 59%, 68%, and 59%, respectively, of our revenues were derived from cost-reimbursement contracts. Historically, we have achieved greater profit margins from our fixed-price contracts than from our cost-reimbursement contracts.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting policies. See Note 1 to consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

Revenue and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. We account for cost-reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.

Our engineering services contracts are typically performed on a level-of-effort basis. Revenue is calculated in accordance with our policy regarding cost-reimbursement contracts; specifically, revenue is based on a fee percentage applied to the costs incurred on these contracts.

Anticipated losses on cost-reimbursement and fixed-price contracts are also recorded in the period in which they become determinable. Unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by us on fixed-price contracts, and could have a material adverse effect on results of operations and financial condition. Unexpected cost increases in cost-reimbursement contracts may be borne by us for purposes of maintaining customer relationships. Historically, the effect on operating results and financial condition from cost-reimbursement losses has been minimal.

Award fee recognition. Our policy for recognizing interim fee on our award fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned.

Indirect rate variance. We record contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record reserves for any permanent variances in the period they become known.

Our accounting policy is based on management’s belief that such interim variances, if deemed recoverable, will be absorbed by expected contract activities during the remainder of the year. If contract activities do not reach planned levels, there are alternatives we can utilize to absorb the variance: we can adjust downward some of our planned indirect spending during the year, increase our billing rates to our customers, or record charges to expense based on reduced estimates of future contract activities.

At certain points during fiscal year 2002, we determined that a portion of the indirect expenses would not be absorbed by expected contract activities. As a result, we recorded a charge to profit of approximately $1,198,000, $1,341,000, and $846,000 during the second, third, and fourth quarters, respectively. These additional charges reflect a total of approximately $3,385,000 in indirect expenses that was excluded from our indirect billing rates in fiscal year 2002. In fiscal year 2001, the charge to profit for unabsorbed indirect expenses was approximately $10,101,000.

Operating Results–Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, our backlog:

	Year Ended October 31,
	2002	2001	2000
Revenues from contracts	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	64.4%	71.0%	61.2%
Research and development	11.6%	23.3%	16.2%
General and administrative	19.9%	27.8%	19.2%
Restructuring costs	— ________	3.7% ________	— ________
Total operating expenses	95.9% ________	125.8% ________	96.6% ________
Operating income (loss)	4.1%	(25.8%)	3.4%
Interest income (expense), net	— ________	0.6% ________	1.0% ________
Income (loss) before provision (benefit) for income taxes	4.1%	(25.2%)	4.4%
Provision (benefit) for income taxes	(1.0%) ________	(8.4%) ________	0.9% ________
Net income (loss)	5.1% ========	(16.8%) ========	3.5% ========
Backlog (thousands of dollars)	$42,298	$32,085	$34,561

Results

In fiscal year 2002, we experienced a 15% increase in orders compared to fiscal year 2001. This led to an increase in year-over-year revenues of 4% and a 32% increase in our ending backlog. As a result of the growth in revenues in fiscal year 2002, a lower operating cost structure when compared to fiscal year 2001, and the absence of our reintegrated subsidiaries, we returned to profitability in fiscal year 2002.

We experienced a significant revenue decline in fiscal year 2001. This decline was due, in part, to what we believed to be delays in the awarding of certain significant engineering development contracts and, in part, to the unanticipated contract closeout of three significant engineering development contracts for the convenience of the customer. In order to better align infrastructure costs with anticipated revenues, we reduced our consolidated workforce by 168 employees, or approximately 31% of the workforce, during 2001. As a result of staff reductions, research and development spending, overhead spending, and marketing expenditures were reduced. We amended our facilities lease and terminated the lease of two buildings and the option for a third building. The total reduction in facilities was approximately 192,379 square feet. In addition, during fiscal year 2001, we reintegrated our two subsidiaries, eNetSecure, Inc., and Transcendent Technologies, Inc., due to their inability to obtain adequate third-party financing. From their inception through the completion of the reintegration of eNetSecure and Transcendent, we invested approximately $5,000,000 and $5,400,000, respectively, plus the necessary equipment and intellectual property. Upon reintegration, we hired 7 and 11 employees from eNetSecure and Transcendent, respectively.

Revenues

Revenues were approximately $76,184,000, $73,489,000, and $104,595,000 for fiscal years 2002, 2001, and 2000, respectively. Revenues increased by 4% during fiscal year 2002 over fiscal year 2001, which contrasts with a decrease in revenues of 30% during fiscal year 2001 over fiscal year 2000. The increase in revenue during fiscal year 2002 was predominantly due to an increase in the sales of our standard products. The decline in revenues during fiscal year 2001 was primarily due to a decline in demand during fiscal year 2000, which created a lower average backlog from which to generate revenues during fiscal year 2001.

The following table identifies the source of our revenues for fiscal years 2002, 2001, and 2000 by major market:

	FY02	FY01	FY00
Intelligence Agencies	76%	74%	81%
Military	19%	19%	13%
Foreign	3%	4%	5%
Commercial	2%	3%	1%

Two intelligence agencies accounted for approximately 33% and 43%, respectively, of revenues in fiscal year 2002; approximately 39% and 35%, respectively, of revenues in fiscal year 2001; and approximately 41% and 37%, respectively, of revenues in fiscal year 2000. No other single intelligence agency accounted for more than 10% of total revenues for fiscal years 2002, 2001, and 2000.

In recent years, we have increased our business with military agencies. Revenues from military agencies accounted for approximately 19%, 19%, and 13% of our total revenues for fiscal years 2002, 2001, and 2000, respectively. No single military agency accounted for more than 10% of total revenues for fiscal years 2002, 2001, and 2000.

Backlog

Our backlog consists of anticipated revenues from new contracts and from the yet-to-be completed portions of existing contracts (excluding unexercised options). At the end of fiscal year 2002, ending backlog was approximately $42,298,000, representing a 31.8% increase from fiscal year 2001 ending backlog of $32,085,000. The increase in backlog during fiscal year 2002 was primarily due to an increase in new orders generated during the year, when compared to fiscal year 2001. During fiscal year 2001, our backlog balance decreased by 7.2% from fiscal year 2000 ending backlog of $34,561,000. The decrease in backlog was mostly due to reductions in contract values of those cost-reimbursement contracts for which incurred costs were less than contractual limitations.

Contract Costs

Contract costs consist of direct costs incurred on contracts such as labor, materials, and manufacturing overhead costs. Contract costs were approximately $49,067,000, or 64.4%, of revenues in fiscal year 2002 compared to approximately $52,199,000, or 71.0%, of revenues in fiscal year 2001 and approximately $64,000,000, or 61.2%, of revenues in fiscal year 2000. Contract costs decreased in aggregate and as a percentage of revenues during fiscal year 2002, primarily due to the lower cost structure that resulted from the fiscal year 2001 restructuring activities. The increase in contract costs as a percentage of revenues in fiscal year 2001 compared to fiscal year 2000 is due, in part, to a decrease in revenues in fiscal year 2001 and, in part, to absorbing significant indirect contract costs in order to lower our billing rates.

Research and Development Expenses

Company-directed investment in research and development consists of expenditures recoverable from customers through billing rates and expenditures funded by us from operations. Research and development expenses were approximately $8,798,000, or 11.6%, of revenues in fiscal year 2002 compared to approximately $17,122,000, or 23.3%, of revenues in fiscal year 2001 and approximately $16,970,000, or 16.2%, of revenues in fiscal year 2000. The decrease in spending during fiscal year 2002 compared to fiscal year 2001 was the result of management’s decision to return research and development expenses to historical levels, as well as the absence of costs incurred during fiscal year 2001 by our reintegrated subsidiary corporations. The increase in research and development spending during fiscal year 2001, when compared to fiscal year 2000, is due, in part, to increasing our investment in key research and development initiatives during the first two quarters of fiscal year 2001 while awaiting the award of certain engineering development contracts, and, in part, to approximately $2,758,000 of research and development spending incurred by our subsidiaries.

General and Administrative Expenses

General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs related to product warranties, and other administrative costs. General and administrative expenses were approximately $15,160,000, or 19.9%, of revenues in fiscal year 2002 compared to approximately $20,451,000, or 27.8%, of revenues in fiscal year 2001 and approximately $20,055,000, or 19.2%, of revenues in fiscal year 2000. General and administrative expenses decreased in fiscal year 2002 when compared to spending levels in fiscal year 2001 due to a lower operating cost structure. General and administrative expenses remained constant in fiscal year 2001 when compared to fiscal year 2000, but increased as a percentage of revenue. This was primarily due to significantly lower revenues in fiscal year 2001 when compared to fiscal year 2000.

Restructuring Costs

There were no restructuring costs in fiscal year 2002. During fiscal year 2001, we implemented cost reduction actions resulting in restructuring costs of $2,689,000. Cost reduction actions included a workforce reduction of 168 employees, which included 110 technical employees and 58 administrative employees. This represented a 31% reduction in the number of employees during fiscal year 2001. The restructuring costs included severance-related benefits of approximately $1,276,000, the write-off of leasehold improvements associated with vacated facilities of approximately $1,747,000, and other associated restructuring costs of $85,000. Restructuring costs were partially offset by the reversal of deferred rent associated with terminated facility leases of approximately $419,000. The deferred rent balance had been recorded over several years beginning with the inception of the lease term and represented the difference between amounts paid for rent expense and the amounts recognized in the statement of operations on a straight-line basis.

Interest Income (Expense), Net

Net interest income for fiscal year 2002 was approximately $34,000 compared to approximately $435,000 and $1,084,000 of net interest income in fiscal years 2001 and 2000, respectively. The decrease in net interest income in fiscal year 2002 compared to fiscal year 2001 is due, in part, to interest payments of approximately $207,000 related to federal and state tax liabilities, and, in part, to lower interest rates during fiscal year 2002. The decrease in net interest income during fiscal year 2001 compared to fiscal year 2000 is primarily due to lower average cash balances in fiscal year 2001 when compared to the previous periods.

Income Taxes

The provision for income taxes is a benefit rate of 23% for fiscal 2002, a benefit rate of 33% for fiscal 2001, and a tax expense at 21% for fiscal 2000. The 2002 benefit of approximately $728,000 is comprised of a federal benefit of $794,000 offset by a miscellaneous state income tax expense of $66,000. The 2002 effective tax rate differs from the federal statutory rate primarily due to federal and state tax credits, the usage of valuation allowance, and a benefit as result of a tax law change during fiscal year 2002, which allowed us to recover additional taxes paid in prior years.

In fiscal year 2001, we recorded an income tax benefit of approximately $6,154,000 as the result of operating losses that were carried back to recover taxes paid in prior years. In fiscal 2000, we recorded an income tax expense of approximately $977,000, which is lower than the federal statutory rate primarily due to federal and state tax credits.

Analysis of Liquidity and Capital Resources

We have a $3,000,000 secured, revolving bank line of credit for short-term cash requirements bearing interest at the bank’s reference rate (4.75% as of October 31, 2002), which expires March 15, 2003. There were no amounts outstanding on this line of credit at October 31, 2002 and 2001. The line of credit agreement requires compliance with certain financial covenants. As of October 31, 2002 and 2001, we were in compliance with all required covenants and restrictions under the line of credit agreement.

Cash from operating activities. Net cash from operating activities has fluctuated significantly from year to year. In fiscal year 2002, cash provided by operating activities was approximately $15,083,000. For fiscal year 2001, cash used in operating activities was approximately $6,357,000 compared to cash provided from operating activities of approximately $4,324,000 during fiscal year 2000. The year-to-year variances are primarily the result of changes in net income (loss), accounts receivable, refundable income taxes, inventories held by us, and accounts payable and accrued liabilities.

Net income for fiscal year 2002 was approximately $3,921,000, which contrasts to a net loss in fiscal year 2001 of approximately $12,383,000. The fiscal year 2002 net income was primarily due to our lower operating cost structure, which was the result of the fiscal year 2001 restructuring activities. In addition, there were no subsidiary losses in fiscal year 2002.

The fiscal year 2001 net loss when compared to the fiscal year 2000 net income of approximately $3,677,000 was due to a 30% reduction in revenues; absorption of indirect contract costs incurred to lower our billing rates; an investment of approximately $5,805,000 in research and development, which was not reimbursed through the billing rates; the occurrence of subsidiary losses of approximately $6,712,000; and restructuring costs of approximately $2,689,000.

During fiscal year 2002, accounts receivable used cash of approximately $590,000, whereas accounts receivable activities during fiscal years 2001 and 2000 provided cash of approximately $8,186,000 and $4,515,000, respectively. The increase in accounts receivable in fiscal year 2002 was driven primarily by two factors. First, our forward loss balance reduced, which is an element of unbilled receivables. Second, increased efficiency in our collection process led to an overall decrease of our billed receivables. The net effect created an increase in total accounts receivable. The decrease in accounts receivable in fiscal year 2001 is due, primarily, to a decline in sales of our products and services and, in part, to a $257,000 charge for doubtful accounts.

Although we have experienced an increase in the efficiency of collecting our billed receivables, we are currently pursuing a problematic receivable item. We expect to collect this item in fiscal year 2003 and have not recorded any reserve for doubtful accounts at this time. However, in the event we do not collect this receivable, our fiscal year 2003 revenue and operating income could be reduced by approximately $800,000.

Cash provided by refundable income taxes for fiscal year 2002 was approximately $5,053,000. We received a federal tax refund in fiscal year 2002, which was recorded in fiscal year 2001. There were no refundable income taxes recorded or received in fiscal year 2000.

Cash provided by inventories, prepaid expenses, and other current assets was approximately $357,000 and $4,151,000 in fiscal years 2002 and 2001, respectively, as compared with cash used of approximately $3,791,000, for fiscal year 2000. In fiscal year 2002, inventories decreased approximately $1,455,000, which was partially offset by an increase in prepaid expenses and other current assets of approximately $1,098,000. The increase in prepaid expenses and other current assets in fiscal year 2002 included an increase to deferred tax assets of approximately $495,000 and prepaid income taxes of $263,000. The increase in cash provided by inventories, prepaid expenses, and other current assets in fiscal year 2001 as compared with fiscal year 2000 was primarily due to a $2,315,000 decrease in pre-contract costs and a $2,489,000 decrease in prepaid expenses, which were partially offset by a $653,000 increase in inventory.

Cash provided by accounts payable and accrued liabilities in fiscal year 2002 was approximately $1,235,000. Cash used by accounts payable and accrued liabilities in fiscal years 2001 and 2000 was approximately $6,430,000 and $4,177,000, respectively. The improvement in cash flows in fiscal year 2002 as compared to fiscal year 2001 is primarily attributed to the changes in our cost structure during the second half of fiscal year 2001 related to the reduction in staff.

In fiscal year 2002, accrued payroll-related liabilities increased approximately $785,000, mostly due to an increased participation in the stock purchase plan by our employees. Trade accounts payable in fiscal year 2002 increased by approximately $294,000 as a result of improved contract activities. Other immaterial liabilities increased by approximately $156,000. There was no activity in income taxes payable in fiscal year 2002.

In fiscal year 2001, accrued payroll liabilities decreased by approximately $2,679,000, primarily due to payment of various liabilities associated with staff reductions. Trade accounts payable balances decreased in fiscal year 2001 by approximately $1,051,000 due to a significant decline in contract activity. Income taxes payable decreased by approximately $2,506,000 due to the net losses incurred in fiscal year 2001. Other liabilities decreased by approximately $194,000.

In fiscal year 2000, payroll liabilities decreased by approximately $405,000 due to a reduced headcount from attrition. Trade accounts payable balances decreased in fiscal year 2000 by approximately $2,585,000 as a result of payments of liabilities associated with materials purchases. Incomes taxes payable decreased by approximately $1,325,000 due to a significant reduction in net income. Other liabilities increased by approximately $138,000.

Cash from investing activities. Net cash used in investing activities during fiscal year 2002 was approximately $14,279,000. In fiscal year 2001, investing activities provided cash of approximately $1,249,000. In fiscal year 2000, net cash used in investing activities was approximately $8,632,000. Fiscal year 2002 investing activities included purchases of available-for-sale securities of approximately $12,645,000 and property and equipment of approximately $1,634,000. In contrast, in fiscal year 2001, maturities of available-for-sale securities provided cash of approximately $4,029,000, partially offset by additions to property and equipment of approximately $2,780,000. During fiscal year 2000, we used cash of approximately $15,058,000 to purchase available-for-sale securities, which was partially offset by approximately $11,029,000 in cash provided by the maturity of these securities. Cash used to purchase property and equipment in fiscal year 2000 was approximately $4,603,000.

Cash from financing activities. Net cash provided by financing activities was approximately $1,670,000, $373,000, and $2,105,000 during fiscal years 2002, 2001, and 2000, respectively. The sources of cash from financing activities during each of these three years were the issuance of common stock under our employee stock purchase plan and stock option plans. In fiscal years 2001 and 2000, we paid dividends to common shareholders. In an effort to reduce future cash expenditures, the Board of Directors voted on May 17, 2001 to suspend the dividend payment until further notice.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. Historically, our investing activities were limited to money market accounts and United States treasuries. In order to maximize yield while maintaining safety of the principal balance, during the fourth quarter of fiscal year 2002, we expanded our investment portfolio to include a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the needs of the United States intelligence community.

We believe that the funds generated from operations, existing working capital, and the amount available under our existing line of credit will be sufficient to meet our cash needs for the next twelve months.

Contingencies

Product warranties. Typically, our products are sold with a one-year warranty. Warranty costs were approximately $295,000, $321,000, and $263,000, for fiscal years 2002, 2001, and 2000, respectively.

Indemnification of directors and officers. We indemnify our directors and officers through our directors’ and officers’ insurance policy. Directors and officers insurance was approximately $123,000, $123,000, and $103,000, for fiscal years 2002, 2001, and 2000, respectively.

Commitments

We lease facilities under non-cancelable lease agreements, which expire at various dates between fiscal years 2004 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. The aggregate minimum annual lease commitments as of October 31, 2002 under long-term operating leases are as follows (in thousands):

Fiscal Year
2003	$4,125
2004	4,020
2005	3,600
2006	3,435
2007	3,445
Thereafter	15,429 ________
$34,054 ========

We had outstanding letters of credit at October 31, 2002, 2001, and 2000 totaling approximately $1,218,000, $1,331,000, and $1,218,000, respectively.

We had long-term equipment leases totaling approximately $31,000 and $284,000 at the end of fiscal years 2002 and 2001, respectively, which expire at various dates during fiscal year 2003.

In fiscal year 2002, a purchase agreement for computer equipment created a liability of approximately $291,000. Approximately $145,000 will be paid in March 2003 and is included in other accrued liabilities within the current liabilities section on the accompanying balance sheet. Approximately $146,000 will be paid in March 2004 and is included in other liabilities on the accompanying balance sheet.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We do not anticipate that the adoption of SFAS 144 will have a material effect on our financial position or results of operations.

In July 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS 146 will have a material effect on our financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for our fiscal year 2003. SFAS 148’s amendment of the disclosure requirements of Opinion 28 is effective for our second quarter of fiscal year 2003.

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for the eight quarters ending October 31, 2002. In the opinion of management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except for common share data.

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues from contracts	$21,697	$17,590	$15,396	$18,806	$16,231	$18,584	$18,207	$23,162
Operating expenses:
Contract costs	15,026	12,550	16,234	8,389	9,759	11,662	11,769	15,877
Research and development	4,644	4,671	3,426	4,381	1,917	2,537	2,247	2,097
General and administrative	6,081	4,156	3,618	6,596	2,700	4,173	3,857	4,430
Restructuring costs	39 ______	638 ______	1,584 ______	428 ______	— ______	— ______	— ______	— ______
Total operating expenses	25,790 ______	22,015 ______	24,862 ______	19,794 ______	14,376 ______	18,372 ______	17,873 ______	22,404 ______
Operating income (loss)	(4,093)	(4,425)	(9,466)	(988)	1,855	212	334	758
Interest income (expense), net	134 ______	125 ______	71 ______	105 ______	24 ______	45 ______	(121) ______	86 ______
Income (loss) before provision (benefit) or income taxes	(3,959)	(4,300)	(9,395)	(883)	1,879	257	213	844
Provision (benefit) for income taxes	(1,140) ______	(1,172) ______	(2,631) ______	(1,211) ______	188 ______	(1,044) ______	103 ______	25 ______
Net income (loss)	($2,819) ======	($3,128) ======	($6,764) ======	$328 ======	$1,691 ======	$1,301 ======	$110 ======	$819 ======
Net income (loss), per common share
Basic	($0.31)	($0.33)	($0.71)	$0.03	$0.17	$0.13	$0.01	$0.09
Diluted	($0.31)	($0.33)	($0.71)	$0.03	$0.17	$0.13	$0.01	$0.08
Number of shares used in calculating net income (loss) per common share
Basic	9,224	9,337	9,520	9,599	9,732	9,797	9,975	10,055
Diluted	9,224	9,337	9,520	9,710	9,888	9,964	10,183	10,222

At times, we have experienced fluctuations in our quarterly results due to both seasonal and nonseasonal factors inherent in our business. These have included costs associated with uneven flows of incoming material, the level of research and development spending during any given quarter, a significant decline in fiscal year 2001 revenues that caused us to restructure our business, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the United States Government contracting and budget cycles, and the timing of contract awards. Management believes that these fluctuations are an inherent part of the business and could continue into the future.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The average days to maturity of our investment portfolio is 343 days. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of October 31, 2002, our total cash and investments balance that was sensitive to interest rate risk was approximately $24,927,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $217,000.

The following table summarizes our cash, cash and equivalents, and short-term securities, at fair value, that is sensitive to interest rate risk (in thousands):

	2002	2001
Cash and cash equivalents	$12,217	$9,743
Short-term, available-for-sale securities:
Corporate securities	4,020	—
Government securities	7,162	—
Mortgage-backed securities	500	—
Asset-backed securities	1,028 ________	— ________
	$24,927 ========	$9,743 ========

Item 8: Consolidated Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Applied Signal Technology, Inc.

We have audited the accompanying consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Signal Technology, Inc. at October 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States.

San Jose, California
December 13, 2002

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended October 31,
	2002	2001	2000
Revenues from contracts	$76,184	$73,489	$104,595
Operating expenses:
Contract costs	49,067	52,199	64,000
Research and development	8,798	17,122	16,970
General and administrative	15,160	20,451	20,055
Restructuring costs	— ________	2,689 ________	— ________
Total operating expenses	73,025 ________	92,461 ________	101,025 ________
Operating income (loss)	3,159	(18,972)	3,570
Interest income	302	490	1,148
Interest expense	(268) ________	(55) ________	(64) ________
Income (loss) before provision (benefit) for income taxes	3,193	(18,537)	4,654
Provision (benefit) for income taxes	(728) ________	(6,154) ________	977 ________
Net income (loss)	$3,921 ========	($12,383) ========	$3,677 ========
Net income (loss) per common share
Basic	$0.40	($1.31)	$0.42
Diluted	$0.39	($1.31)	$0.41
Number of shares used in calculating net income (loss) per common share
Basic	9,889	9,417	8,802
Diluted	10,061	9,417	9,041
See accompanying notes.

Consolidated Balance Sheets
(in thousands)

	October 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 12,217	$ 9,743
Short term investments	12,710	—
Accounts receivable:
Billed	14,821	14,947
Unbilled	9,806 _________	9,090 _________
Total accounts receivable	24,627	24,037
Inventory	7,259	8,714
Refundable income taxes	—	5,053
Prepaid and other current assets	2,083 _________	985 _________
Total current assets	58,896	48,532
Property and equipment, at cost:
Machinery and equipment	41,921	40,310
Furniture and fixtures	4,956	4,954
Leasehold improvements	10,157	10,077
Construction in process	412 _________	77 _________
	57,446	55,418
Accumulated depreciation and amortization	(42,932) _________	(37,736) _________
	14,514	17,682
Other assets	414 _________	428 _________
Total assets	$73,824 =========	$66,642 =========
Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$1,496	$1,202
Accrued payroll and related benefits	5,205	4,420
Other accrued liabilities	2,004 _________	1,703 _________
Total current liabilities	8,705	7,325
Other liabilities	146	—
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares– 10,054,744 at October 31, 2002 and 9,604,026 at October 31, 2001	26,565	24,895
Retained earnings	38,343	34,422
Accumulated comprehensive income	65 _________	— _________
Total shareholders’ equity	64,973 _________	59,317 _________
Total liabilities and shareholders’ equity	$73,824 =========	$66,642 =========

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended October 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$3,921	($12,383)	$3,677
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,093	3,865	4,602
Write off of leasehold improvements	—	1,747	—
Tax benefit related to stock plans	—	—	577
Changes in:
Accounts receivable	(590)	8,186	4,515
Refundable income taxes	5,053	(5,053)	—
Inventory, prepaid expenses and other current assets	357	4,151	(3,791)
Other assets	14	(370)	(15)
Accounts payable and accrued liabilities	1,235	(6,430)	(4,177)
Deferred income taxes	— _________	(70) _________	(1,063) _________
Net cash provided by (used in) operating activities	15,083	(6,357)	4,324
Investing activities:
Purchases of available-for-sale securities	(12,645)	—	(15,058)
Maturity of available-for-sale securities	—	4,029	11,029
Additions to property and equipment	(1,634) _________	(2,780) _________	(4,603) _________
Net cash provided by (used in) investing activities	(14,279)	1,249	(8,632)
Financing activities:
Issuances of common stock	1,670	2,106	4,283
Dividends paid	— _________	(1,733) _________	(2,178) _________
Net cash provided by financing activities	1,670 _________	373 _________	2,105 _________
Net increase (decrease) in cash and cash equivalents	2,474	(4,735)	(2,202)
Cash and cash equivalents at beginning of year	9,743 _________	14,478 _________	16,680 _________
Cash and cash equivalents at end of year	$12,217 =========	$9,743 =========	$14,478 =========
Supplemental disclosure of cash flow information:
Interest paid	$268 =========	$55 =========	$24 =========
Income taxes paid	$1,208 =========	$304 =========	$2,846 =========
See accompanying notes.

Consolidated Statement of Shareholders’ Equity
(in thousands)

	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at October 31, 1999	$17,929	$46,504	$ —	$64,433
Issuance of 617,874 common shares to employees under stock purchase plan and stock option plan	4,283	—	—	4,283
Dividends declared	—	(2,210)	—	(2,210)
Tax benefit related to stock plans	577	—	—	577
Other comprehensive loss	—	—	(3)	(3)
Net income	— _________	3,677 _________	— _________	3,677 _________
Balance at October 31, 2000	$22,789 _________	$47,971 _________	($3) _________	$70,757 _________
Issuance of 543,913 common shares to employees under stock purchase plan and stock option plan	2,106	—	—	2,106
Dividends declared	—	(1,166)	—	(1,166)
Other comprehensive income	—	—	3	3
Net loss	— _________	(12,383) _________	— _________	(12,383) _________
Balance at October 31, 2001	$24,895 _________	$34,422 _________	$ — _________	$59,317 _________
Issuance of 450,718 common shares to employees under stock purchase plan and stock option plan	1,670	—	—	1,670
Other comprehensive income	—	—	65	65
Net income	— _________	3,921 _________	— _________	3,921 _________
Balance at October 31, 2002	$26,565 =========	$38,343 =========	$65 =========	$64,973 =========

Notes to Consolidated Financial Statements, October 31, 2002

Note 1: Organization and Summary of Significant Accounting Policies

Organization

Applied Signal Technology, Inc. was incorporated in California on January 12, 1984. We provide advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunications signals. Our primary customers are the United States Government and its foreign allies. For each of the three years in the period ended October 31, 2002, substantially all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

In fiscal year 2001, we reintegrated our wholly owned subsidiaries, Transcendent Technologies, Inc. ("Transcendent Technologies") and eNetSecure, Inc. ("eNetSecure"). eNetSecure was a developer and provider of network monitoring services for both intrusion detection and policy enforcement. We believe that there is a potential market for eNetSecure’s technology, and will continue to pursue opportunities with the United States Government in the information assurance marketplace. Transcendent Technologies was a provider of sophisticated network management and spectrum monitoring systems. We believe in the potential of Transcendent’s products in the commercial satellite industry, and will continue to invest the necessary marketing efforts in this arena.

Principles of Consolidation

The consolidated financial statements include the accounts of Applied Signal Technology, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Revenues and Contract Accounting

The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts.

We account for cost reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Cost-reimbursement contracts represent approximately 59% of contract revenues in fiscal year 2002 (68% in fiscal year 2001 and 59% in fiscal year 2000).

Our engineering services contracts are typically performed on a level-of-effort basis. Revenue is calculated in accordance with our policy regarding cost-reimbursement contracts; specifically, revenue is based on a fee percentage applied to the costs incurred on these contracts.

We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. Unexpected increases in the cost to develop or manufacture a product under a fixed-price contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by us, and could have a material adverse effect on our results of operations. Fixed-price contracts represent approximately 41% of contract revenues in fiscal year 2002 (32% in fiscal year 2001 and 41% in fiscal year 2000).

Management reviews contract performance, costs incurred, and estimated completion costs regularly, and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on contracts are also recorded in the period in which they become determinable.

We record contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record reserves for any permanent variances in the period they become known.

Our accounting policy is based on management’s belief that such a variance will be absorbed by expected contract activities during the remainder of the year. If contract activities do not reach planned levels, there are alternatives we can utilize to absorb the variance: we can adjust downward some of our planned indirect spending during the year, increase our billing rates to our customers, or record charges to expense based on reduced estimates of future contract activities.

At certain points during fiscal year 2002, we determined that a portion of the indirect expenses would not be absorbed by expected contract activities. As a result, we recorded a charge to profit of approximately $1,198,000, $1,341,000, and $846,000 during the second, third, and fourth quarters, respectively. This additional charge reflects a total of approximately $3,385,000 in indirect expenses that was excluded from our indirect billing rates in fiscal year 2002. In fiscal year 2001, the charge to profit for unabsorbed indirect expenses was approximately $10,101,000.

Our policy for recognizing interim fee on our award fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned.

Accounts receivables are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill incurred costs and a portion of our fees on a regular basis. Under fixed-price contracts, we either regularly progress bill 90% of incurred costs or bill contract costs on a milestone or unit of delivery basis. Unbilled amounts result from recognition of contract revenue in advance of contractual billing or progress billing terms.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2002, 2001, and 2000, we did not incur any price redeterminations on any of our contracts.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Historically, our debt securities were only comprised of United States Government treasury bills and notes. In order to maximize yield while maintaining safety of the principal balance, during the fourth quarter of fiscal year 2002, we expanded our investment portfolio to include a variety of low-risk investments. These securities are classified as available-for-sale and are carried at fair market value in short-term investments. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for the years ended October 31, 2002, 2001, and 2000.

The following tables summarize our cash, cash and equivalents, and short-term securities (in thousands):

	October 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$12,215	$2	$ —	$12,217
Short-term, available-for-sale securities:
Corporate securities	4,007	15	(2)	4,020
Government securities	7,117	45	—	7,162
Mortgage-backed securities	500	—	—	500
Asset-backed securities	1,023 ________	5 ________	— ________	1,028 ________
	$24,862 ========	$67 ========	($2) ========	$24,927 ========

October 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$9,743	$ —	$ —	$9,743
Short-term, available-for-sale securities:	— ________	— ________	— ________	— ________
	$9,743 ========	$67 ========	($2) ========	$9,743 ========

The following table summarizes the maturities of our investments (in thousands):

	October 31, 2002	October 31, 2001
Due in one year or less	$1,031	$ —
Due in one to three years	11,679 ________	— ________
	$12,710 ========	$ — ========

Property and Equipment

Machinery and equipment as well as furniture and fixtures are depreciated by using the straight-line method over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized by using the straight-line method over the lesser of the useful life of the assets or the lease term. Construction in process included costs incurred to build a portion of our leasehold improvements, computer equipment, and test equipment.

Per Share Data

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

The per share data is as follows (in thousands, except per share amounts):

Year Ended October 31,
	2002	2001	2000
Numerator:
Net income (loss)	$3,921 ========	($12,383) ========	$3,677 ========
Denominator:
Weighted average number of common shares outstanding used to compute net income (loss) per common share–basic	9,889	9,417	8,802
Effect of dilutive stock options	172 ________	— ________	239 ________
Shares used to compute net income (loss) per common share–diluted	10,061 ========	9,417 ========	9,041 ========
Net income (loss) per common share–basic	$0.40 ========	($1.31) ========	$0.42 ========
Net income (loss) per common share–diluted	$0.39 ========	($1.31) ========	$0.41 ========

Approximately 53,000 potential common shares were excluded from the number of shares used to compute diluted net loss per common share for the year ended October 31, 2001, as their effect would be antidilutive.

Comprehensive Income

The components of comprehensive income (loss) net of tax are as follows (in thousands):

	Year Ended October 31,
	2002	2001	2000
Net income (loss)	$3,921	($12,383)	$3,677
Unrealized gain (loss) on securities	65 ________	3 ________	(3) ________
Comprehensive income (loss)	$3,986 ========	($12,380) ========	$3,674 ========

As of October 31, 2002, accumulated comprehensive income on securities was approximately $65,000. As of October 31, 2001 and 2000, the accumulated comprehensive loss was zero and approximately $3,000, respectively.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We do not anticipate that the adoption of SFAS 144 will have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS 146 will have a material effect on our financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for our fiscal 2003. SFAS 148’s amendment of the disclosure requirements of Opinion 28 is effective for our second quarter of fiscal 2003.

Note 2: Customer Concentration and Credit Risk

Direct purchases by the United States Government accounted for approximately 61%, 55%, and 58% of total revenues in fiscal years 2002, 2001, and 2000, respectively. Subcontract revenues accounted for approximately 34%, 38%, and 36% of total revenues for fiscal years 2002, 2001, and 2000, respectively. Foreign revenues accounted for 3%, 4%, and 5% of total revenues for fiscal years 2002, 2001, and 2000, respectively. Other revenue accounted for 2%, 3%, and 1% of total revenues for fiscal years 2002, 2001, and 2000, respectively.

We regard the credit risk of our business to be minimal. At October 31, 2002 and 2001, the allowance for doubtful accounts balance was $26,000 and $283,000, respectively. During fiscal year 2002, we reduced the allowance by $257,000 due to the write off of an uncollectible customer balance.

Note 3: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	October 31,
	2002	2001
Raw materials	$812	$1,310
Work-in-process	5,747	6,859
Finished goods	613 _______	277 _______
	7,172	8,446
Precontract costs	87 _______	268 _______
	$7,259 =======	$8,71 =======

Precontract costs represent costs incurred in connection with ongoing contracts for which contract modifications have not been definitized and costs incurred in anticipation of specific expected future contract awards.

Note 4: Line of Credit

We have a $3,000,000 secured, revolving bank line of credit available for short-term cash requirements, which is secured against all of our assets and expires on March 15, 2003. Borrowings under the line of credit bear interest at the bank’s reference rate (4.75% at October 31, 2002), payable monthly. At both October 31, 2002 and 2001, this facility was unused. Under this credit facility, we are subject to certain commitment and utilization fees on the unused portion of the committed amount. Fees incurred were not material during the last three fiscal years. The line of credit agreement requires us to comply with certain financial covenants. As of October 31, 2002 and 2001, we were in compliance with all required covenants and restrictions under the agreement.

Note 5: Commitments

We lease facilities under non-cancelable lease agreements, which expire at various dates between fiscal years 2004 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. The aggregate minimum annual lease commitments as of October 31, 2002 under operating leases are as follows (in thousands):

Fiscal Year
2003	$4,125
2004	4,020
2005	3,600
2006	3,435
2007	3,445
Thereafter	15,429 _________
$34,054 =========

Rent expense under operating leases was $4,219,000 in fiscal year 2002, $4,847,000 in fiscal year 2001, and $4,473,000 in fiscal year 2000.

We had outstanding letters of credit at October 31, 2002, 2001, and 2000, totaling approximately $1,218,000, $1,331,000, and $1,218,000, respectively. These letters of credit were for our facilities located in Sunnyvale, California as part of our lease agreement.

We had long-term equipment leases totaling approximately $31,000 and $284,000 at the end of fiscal years 2002 and 2001, respectively, which expire at various dates during fiscal year 2003.

In fiscal year 2002, a purchase agreement for computer equipment created a liability of approximately $291,000. Approximately $145,000 will be paid in March 2003 and is included in other accrued liabilities within the current liabilities section on the accompanying balance sheet. Approximately $146,000 will be paid in March 2004 and is included in other liabilities on the accompanying balance sheet.

Note 6: Shareholders’ Equity

Dividends

In fiscal year 2001, the Board of Directors voted to suspend dividend payments made to shareholders until further notice and we paid no dividends during fiscal year 2002. During fiscal year 2001 and 2000, we paid dividends of approximately $1,733,000 and $2,178,000, respectively.

Employee Stock Purchase Plan

We maintain our 1993 Employee Stock Purchase Plan ("1993 Plan"), and have reserved a total of 3,700,000 shares of common stock for issuance to employees under the 1993 Plan. The 1993 Plan was adopted by the Board of Directors on January 22, 1993 and approved by the shareholders on February 22, 1993, and permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of any employee’s compensation) at 85% of the lower of its fair market value at the beginning of a twenty-four-month offering period, or the end of each six-month purchase period. As of October 31, 2002, 845,941 shares remain reserved for issuance and eligible for purchase under the 1993 Plan.

Stock Option Plan – 1991

Our 1991 Stock Option Plan ("1991 Plan") provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. Some options are exercisable only at the end of a two-year vesting period and some options are exercisable at the rate of 20% per year over five years. The 1991 Plan expired on January 19, 2001 and all remaining shares reserved for issuance expired. Options to purchase an aggregate of 670,965 shares of our common stock remain outstanding under the 1991 Plan.

Stock Option Plan – 2000

Our 2000 Stock Option Plan ("2000 Plan") was adopted by the Board of Directors on May 11, 2000, and provides for the granting of non-qualified stock options to our employees and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options generally vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years.

Stock Option Plan – 2001

Our 2001 Stock Option Plan ("2001 Plan") was adopted by the Board of Directors on November 16, 2000 and approved by the shareholders on March 15, 2001, and provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options generally vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years.

A summary of the option activity under all stock option plans is as follows:

		Options Outstanding ________________________________
	Options Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
Balance at October 31, 1999	348,860	965,726	$9,109,854	$9.43
Authorized	500,000	—	—	—
Granted	(524,168)	524,168	5,987,299	$11.42
Exercised	—	(349,310)	(2,268,260)	$6.49
Canceled	188,561 _________	(188,561) _________	(2,303,100) _________	$12.21
Balance at October 31, 2000	513,253	952,023	$10,525,793	$11.06
Authorized	500,000	—	—	—
Granted	(369,500)	369,500	1,917,849	$5.19
Exercised	—	(85,065)	(220,663)	$2.59
Canceled	247,693	(247,693)	(2,302,963)	$9.30
Expired	(187,946) _________	— _________	— _________	—
Balance at October 31, 2001	703,500	988,765	$9,920,016	$10.03
Granted	(217,500)	217,500	2,022,816	$9.30
Exercised	—	(10,904)	(69,811)	$6.40
Canceled	61,181	(61,181)	(557,267)	$9.11
Expired	(18,599) =========	— =========	— =========	—
Balance at October 31, 2002	528,582 =========	1,134,180 =========	$11,315,754 =========	$9.98

The following table summarizes information about options outstanding for all option plans as of October 31, 2002:

	Options Outstanding _________________________________			Options Exercisable ________________________
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$4.00 – $4.94	54,416	6.47	$4.18	12,549	$4.17
$5.06 – $5.94	223,799	6.63	$5.26	52,736	$5.25
$6.00 – $7.81	63,000	6.12	$7.08	14,179	$7.10
$8.00 – $9.88	300,500	8.34	$9.01	22,555	$8.47
$10.00 – $11.63	161,370	5.16	$11.58	152,746	$11.61
$12.13 – $12.75	155,745	4.11	$12.13	154,179	$12.13
$14.56 – $15.50	133,350	3.02	$15.44	122,950	$15.48
$16.75 – $23.31	42,000 _________	5.07	$22.38	19,200 _________	$21.67
$4.00 – $23.31	1,134,180	6.01	$9.98	551,094	$11.95

The number of shares exercisable at October 31, 2001 and October 31, 2000, were 323,971 and 291,838, respectively.

At October 31, 2002, we have reserved an aggregate of 2,509,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, the 1991 Stock Option Plan, the 2000 Stock Option Plan, and the 2001 Stock Option Plan.

Accounting for Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock option plans. We have opted, under SFAS No. 123, Accounting for Stock-Based Compensation, to disclose our stock-based compensation with no financial statement effect. Had compensation expense for our stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, our pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended October 31,
	2002	2001	2000
Net income (loss)
As reported	$3,921	($12,383)	$3,677
Pro forma	$2,548	($13,595)	$1,886
Net income (loss) per share
Basic — As reported	$0.40	($1.31)	$0.42
— Pro forma	$0.26	($1.44)	$0.21
Diluted — As reported	$0.39	($1.31)	$0.41
— Pro forma	$0.25	($1.44)	$0.21

The weighted average fair value at the date of grant for options granted during fiscal years 2002, 2001, and 2000 were $8.71, $3.35, and $6.58 per option, respectively. The weighted average fair value for shares purchased through the employee stock purchase plans during fiscal years 2002, 2001, and 2000 were $3.44, $2.65, and $3.96 per share, respectively.

The fair value of options at the date of grant was estimated by using the Black Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options ______________________________			Employee Stock Purchase Plan ______________________________
	2002	2001	2000	2002	2001	2000
Risk-free interest rate	3.3%	4.5%	5.0%	1.3%	1.8%	5.7%
Expected life (years)	5	5	4.6	0.5	0.5	0.5
Expected volatility	1.63	0.76	0.73	1.63	0.76	0.73
Expected dividends	0.0%	0.0%	1.25%	0.0%	0.0%	1.25%

Note 7: Income Taxes

The provision (benefit) for income taxes for the years ended October 31, 2002, 2001, and 1999 consists of the following (in thousands):

	Year Ended October 31,
	2002	2001	2000
Federal:
Current	($299)	($4,006)	$1,826
Deferred	(495) ______	(2,028) ______	(946) ______
	(794)	(6,034)	880
State:
Current	66	(120)	271
Deferred	— ______	— ______	(174) ______
	66 ______	(120) ______	97 ______
	($728) ======	($6,154) ======	$977 ======

The tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares reduced taxes payable as shown by $577,000 for fiscal year 2000. Such benefits are credited to additional paid-in-capital when realized.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows (in thousands):
	Year Ended October 31,
	2002	2001	2000
Computed expected tax provision (benefit)	$1,086	($6,302)	$1,582
State income tax, net of federal benefit	43	(78)	64
Federal R&D credit	(610)	—	(806)
Valuation allowance	(495)	—	—
Impact of tax law change	(824)	—	—
Other individually immaterial items	72 _______	226 _______	137 _______
	($728) =======	($6,154) =======	$977 =======
Effective tax rate	(22.8%)	(33.2%)	21.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	October 31,
	2002	2001
Deferred tax assets:
Accrued expenses and reserves	$1,801	$2,040
Research and development credit carryforwards	1,197	2,276
State taxes and other	1,204 _______	691 _______
	4,202	5,007
Valuation allowance	(3,707) _______	(5,007) _______
	$495 =======	$ — =======

The valuation allowance decreased $1,300,000 in 2002 and increased $5,007,000 in 2001. The valuation allowance reduces deferred tax assets to estimated realizable value. The valuation allowance increased by $5,007,000, in fiscal year 2001 due to the 2001 operating losses, which caused uncertainty as to the realizability of the deferred tax assets. Deferred tax assets of $495,000 were recorded in fiscal year 2002 for refundable income taxes and are included in prepaids and other current assets in the accompanying balance sheet at October 31, 2002.

Note 8: Retirement Plan

All employees who perform at least 1,000 hours of service per year are covered under our retirement plan (the "Retirement Plan"). Company contributions to the Retirement Plan, maintained by an outside administrator, are discretionary and currently are at the rate of 4% of qualified compensations up to a maximum of $200,000 per employee per annum. We accrue the accumulated contributions, which are payable biweekly to the Retirement Plan’s administrator. We have incurred approximately $971,000, $1,238,000, and $2,135,000 in expense under the Retirement Plan for fiscal years 2002, 2001, and 2000, respectively.

Note 9: Restructuring Costs

During fiscal year 2001, we implemented cost reduction actions resulting in restructuring costs of $2,689,000. Cost reduction actions included a workforce reduction of 168 employees, which included 110 technical employees and 58 administrative employees. The restructuring costs include severance-related benefits of approximately $1,276,000, the write-off of leasehold improvements associated with vacated facilities of approximately $1,747,000, and other associated restructuring costs of $85,000. Restructuring costs were partially offset by the reversal of deferred rent associated with terminated facility leases of approximately $419,000. The deferred rent balance had been recorded over several years beginning with the inception of the lease term and represented the difference between amounts paid for rent expense and the amounts recognized in the statement of operations on a straight-line basis.

We completed our restructuring activities during fiscal year 2001, including the payment of all severance benefits. There were no further cash outlays from the restructuring actions in fiscal year 2002.

Note 10: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole, and not our individual divisions. During the second quarter of fiscal year 2001, eNetSecure was reintegrated into Applied Signal Technology. Transcendent Technologies was reintegrated during the fourth quarter of fiscal year 2001. The remaining business activities from these former separate segments are minimal, and divisional financial information for Applied Signal Technology is not available or reviewed by the chief operating decision-maker below the gross margin level. Thus, during fiscal year 2002, we operated in only one reportable segment.

Prior to reintegration in fiscal year 2001, eNetSecure generated revenues of approximately $83,000 and operating expenses of approximately $2,458,000. Transcendent generated approximately $248,000 in revenues and approximately $3,833,000 in operating expenses prior to its reintegration.

In fiscal year 2000, we operated in three reportable business segments.

Financial data by segment for fiscal year 2000 is as follows:

	Applied Signal Technology	eNetSecure	Transcendent Technologies	Consolidated Total
Revenues	$104,595,000 =============	— =============	— =============	$104,595,000 =============
Operating expenses	$97,759,000 =============	$1,702,000 =============	$1,564,000 =============	$101,025,000 =============
Interest income	$1,080,000 =============	$37,000 =============	$31,000 =============	$1,148,000 =============
Interest expense	($64,000) =============	— =============	— =============	($64,000) =============
Net income (loss)	$6,874,000 =============	($1,665,000) =============	($1,533,000) =============	$3,677,000 =============
Depreciation and amortization	$4,563,000 =============	$13,000 =============	$26,000 =============	$4,602,000 =============
Total assets	$81,061,000 =============	$2,221,000 =============	$1,867,000 =============	$85,149,000 =============

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

The information required by Part III, Items 10, 11, 12, and 13 listed below, are incorporated by reference from the information contained in the Applied Signal Technology, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held March 13, 2003 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting.

Item 10: Directors and Executive Officers of the Registrant

The information required by this item concerning our directors is incorporated by reference to the information in the section entitled "Proposal No. 1, Election of Directors" in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of fiscal year ended October 31, 2002.

The information required by this item concerning executive officers and family relationships is incorporated by reference to the section entitled "Executive Officers of the Registrant" in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of fiscal year ended October 31, 2002.

The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled "Security Ownership of Certain Holders — Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of fiscal year ended October 31, 2002.

Item 11: Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section entitled "Executive Compensation and Other Matters" in the Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13: Certain Relationships and Related Transactions

Not applicable.

Part IV

Item 14: Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, they have concluded that, as of the Evaluation Date, to their knowledge and belief, the disclosure controls and procedures were effective.

Changes in internal controls. Since the Evaluation Date referred to above, there have not been any significant changes in internal controls or, to the Chief Executive Officer and Chief Financial Officer’s knowledge, in other factors that could significantly affect such controls.

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) The following financial documents of Applied Signal Technology, Inc., are filed as part of this report under Item 8:

  Consolidated Balance Sheets – October 31, 2002 and 2001
  Consolidated Statements of Operations – Years ended October 31, 2002, 2001, and 2000
  Consolidated Statement of Shareholders’ Equity – Years ended October 31, 2002, 2001, and 2000
  Consolidated Statements of Cash Flows – Years ended October 31, 2002, 2001, and 2000
  Notes to Consolidated Financial Statements – October 31, 2002

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Listing of Exhibits – See Exhibit Index on page * of this Report on Form 10-K.

(b) Reports on Form 8-K filed in fiscal year ended October 31, 2002: None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.
Applied Signal Technology, Inc. (Registrant)
Dated January 28, 2003	/s/ Gary L. Yancey Gary L. Yancey, President, Chief Executive Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Date	Title
/s/ Gary L. Yancey __________________________
Gary L. Yancey	January 28, 2003	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

/s/ James E. Doyle __________________________
James E. Doyle	January 28, 2003	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James F. Collins __________________________
James F. Collins	January 28, 2003	Director

/s/ John P. Devine __________________________
John P. Devine	January 28, 2003	Director

/s/ David D. Elliman __________________________
David D. Elliman	January 28, 2003	Director

/s/ John R. Treichler __________________________
John R. Treichler	January 28, 2003	Director

/s/ Stuart G. Whittelsey, Jr. __________________________
Stuart G. Whittelsey, Jr.	January 28, 2003	Director

Certifications

I, Gary Yancey, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Applied Signal Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ Gary L. Yancey ____________________________
Gary L. Yancey, Chief Executive Officer	January 28, 2003

I, James Doyle, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Applied Signal Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ James E. Doyle ____________________________
James E. Doyle, Chief Financial Officer	January 28, 2003

Annual Report on Form 10-K
Item 14(c) and (d)

Certain Exhibits

Year Ended October 31, 2002

Applied Signal Technology, Inc.
400 West California Avenue
Sunnyvale, CA 94086

Applied Signal Technology
Index to Exhibits
Exhibit Number	Description of Document
3.1 (1)	Second Amended and Restated Articles of Incorporation
3.2 (1)	Amended and Restated Bylaws
4.1 (1)	Specimen Common Stock Certificate
10.1 (1)	Form of Indemnification Agreement for directors and officers
10.2 (1)	1984 Stock Purchase Plan and form of agreement thereunder
10.3 (1)	1991 Stock Option Plan and forms of agreements thereunder
10.4 (1)	1993 Employee Stock Purchase Plan
10.5 (1)	Profit Sharing Policy as amended
10.6 (1)	Summary Plan Description of 401(k) Retirement Plan
10.7 (1)	Lease Agreement dated August 21, 1985 with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8 (2)	Lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.9 (3)	Lease agreement dated May 31, 1996 with Constellation Real Estate, Inc., for 135 National Business Parkway
10.10 (3)	Amendments to lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc.
10.11	2000 Stock Option Plan and forms and agreements thereunder
10.12 (4)	Line of Credit Agreement dated September 18, 2000 with Sanwa Bank California
10.13 (6)	Bonus Pool Policy
10.14 (6)	First Amendment to Line of Credit Agreement dated October 22, 2001 with United California Bank (formerly Sanwa Bank California)
10.15 (6)	Security Agreement dated October 22, 2001 with United California Bank (formerly Sanwa Bank California)
10.16 (6)	Amendments to Lease Agreements dated July 30, 2001 with Legacy Partners
10.17 (5)	2001 Stock Option Plan and forms of agreements thereunder
10.18 (6)	Amendments to Lease Agreements dated September 20, 2000 with Eden Roc Partnership
10.19 (6)	Amendments to Lease Agreements dated April 19, 2001 with Legacy Partners
21.1 (4)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2000 dated January 26, 2001.

(5) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders held on March 15, 2001 filed on February 5, 2001.

(6) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K/A No. 1 for fiscal year 2001 dated January 29, 2002.

Applied Signal Technology, Inc.
Exhibit 23.1

Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-68146, 333-68148, 333-52308, and 333-72212) pertaining to the 1993 Employee Stock Purchase Plan, the 1991 Stock Option Plan, the 2000 Stock Option Plan, and the 2001 Stock Option Plan of Applied Signal Technology, Inc. of our report dated December 13, 2002, with respect to the consolidated financial statements of Applied Signal Technology, Inc. included in the Annual Report (Form 10-K) for the year ended October 31, 2002.

San Jose, California
January 28, 2003