Form 10-Q
period 2003-01-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2003-03-14
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended January 31, 2003

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

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

✓
Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

✓
Yes	No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, no par value, 10,293,900 shares outstanding as of January 31, 2003.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Financial Statements (Unaudited)

Consolidated Balance Sheets — January 31, 2003 and October 31, 2002

Consolidated Statements of Operations — Three months ended January 31, 2003 and February 1, 2002

Consolidated Statements of Cash Flows — Three months ended January 31, 2003 and February 1, 2002

Notes to Consolidated Financial Statements — January 31, 2003

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Item 4: Controls and Procedures

Part II. Other Information

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matter to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

Certifications

Index to Exhibits

Part I. Financial Information

Item 1: Financial Statements

Applied Signal Technology, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

Assets	January 31, 2003 (Unaudited)	October 31, 2002 (Note)
Current assets:
Cash and cash equivalents	$10,174	$12,217
Short term investments	20,557	12,710
Accounts receivable:
Billed	9,113	14,821
Unbilled	9,653 __________	9,806 __________
Total accounts receivable	18,766	24,627
Inventory	9,497	7,259
Prepaid and other current assets	1,928 __________	2,083 __________
Total current assets	60,922	58,896

Property and equipment, at cost:
Machinery and equipment	42,870	41,921
Furniture and fixtures	4,956	4,956
Leasehold improvements	10,192	10,157
Construction in process	387 __________	412 __________
	58,405	57,446
Accumulated depreciation and amortization	(44,065) __________	(42,932) __________
Net property and equipment	14,340	14,514

Other assets	414 __________	414 __________

Total assets	$75,676 ========	$73,824 ========

Applied Signal Technology, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	January 31, 2003 (Unaudited)	October 31, 2002 (Note)
Current liabilities:
Accounts payable	$1,508	$1,496
Accrued payroll and related benefits	4,365	5,205
Other accrued liabilities	1,927	2,004
Income taxes payable	52 _________	— _________
Total current liabilities	7,852	8,705

Other liabilities	146	146

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 10,293,900 at January 31, 2003 and 10,054,744 at October 31, 2002	27,455	26,565
Retained earnings	40,128	38,343
Accumulated comprehensive income	95 _________	65 _________
Total shareholders’ equity	67,678 _________	64,973 _________

Total liabilities and shareholders’ equity	$75,676 =========	$73,824 =========

Note: The balance sheet at October 31, 2002 has been derived from the audited financial statement at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	January 31, 2003	February 1, 2002
Revenues from contracts	$18,178	$16,231

Operating expenses:
Contract costs	11,556	9,759
Research and development	1,701	1,917
General and administrative	2,921 ________	2,700 ________

Total operating expenses	16,178 ________	14,376 ________

Operating income	2,000	1,855
Interest income, net	100 ________	24 ________
Income before provision for income taxes	2,100	1,879
Provision for income taxes	315 ________	188 ________

Net income	$1,785 ========	$1,691 ========

Net income per common share:
Basic	$0.17	$0.17
Diluted	$0.17	$0.17

Number of shares used in calculating net income per common share:
Basic	10,216	9,732
Diluted	10,429	9,888

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Three Months Ended
	January 31, 2003	February 1, 2002
Operating Activities:
Net income	$1,785	$1,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,173	1,286
Changes in:
Accounts receivable	5,861	(2,248)
Inventory, prepaids, and other assets	(2,083)	(3,737)
Accounts payable, taxes payable, and accrued expenses	(853) _________	819 _________
Net cash provided by (used in) operating activities	5,883	(2,189)

Investing Activities:
Purchases of available-for-sale securities	(7,817)	—
Additions to property and equipment	(999) _________	(108) _________
Net cash used in investing activities	(8,816)	(108)

Financing Activities:
Issuance of common stock	890 _________	680 _________
Net cash provided by financing activities	890	680
Net decrease in cash and cash equivalents	(2,043)	(1,617)
Cash and cash equivalents, beginning of period	12,217 _________	9,743 _________
Cash and cash equivalents, end of period	10,174 =========	8,126 =========

Supplemental disclosures of cash flow information:
Interest paid	$26	$13

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Notes to Consolidated Financial Statements
(unaudited)
January 31, 2003

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ending January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2002.

Estimates

In order for us to prepare financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Revenues and Contract Accounting

Revenues and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts.

We account for cost reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Cost-reimbursement contracts represent approximately 73% of contract revenues in the first quarter of fiscal year 2003 (61% in the first quarter of fiscal year 2002).

Our engineering services contracts are typically performed on a level-of-effort basis. Revenue is calculated in accordance with our policy regarding cost-reimbursement contracts; specifically, revenue is based on a fee percentage applied to the costs incurred on these contracts.

We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. Unexpected increases in the cost to develop or manufacture a product under a fixed-price contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by us, and could have a material adverse effect on our results of operations. Fixed-price contracts represent approximately 27% of contract revenues in the first quarter of fiscal year 2003 (39% in the first quarter of fiscal year 2002).

Management reviews contract performance, costs incurred, and estimated completion costs regularly, and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on contracts are recorded in the period in which they become determinable.

Indirect rate variance. We record contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record reserves for any permanent variances in the period they become known. Please refer to "Notes to Consolidated Financial Statements, Note 2: Inventory" for the current year inventoried spending variance.

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

Award fees. Our policy for recognizing interim fees on our award fee contracts is based on management’s assessment, on a contract-by-contract basis, as to the likelihood that the award fee or an incremental portion of the award fee will be earned. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned.

Accounts receivables. Accounts receivables are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill incurred costs and a portion of our fees on a regular basis. Under fixed-price contracts, we either regularly progress bill 90% of incurred costs or bill contract costs on a milestone or unit of delivery basis. Unbilled amounts result from recognition of contract revenue in advance of contractual billing or progress billing terms.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Short-term investments include securities that are classified as available-for-sale and are carried at fair market value. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material in the first three months of fiscal years 2003 and 2002.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands):

	January 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$10,174	$—	$—	$10,174
Short-term, available-for-sale securities:
Asset-backed securities	2,525	10	—	2,535
Corporate securities	5,318	26	(3)	5,341
Government securities	10,139	62	—	10,201
Money market securities	2,480 ________	— ________	— ________	2,480 ________
	$30,636 ========	$98 ========	($3) ========	$30,731 ========

	October 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$12,215	$2	$—	$12,217
Short-term, available-for-sale securities:
Asset-backed securities	1,523	5		1,528
Corporate securities	4,007	15	(2)	4,020
Government securities	7,117 ________	45 ________	— ________	7,162 ________
	$24,862 ========	$67 ========	($2) ========	$24,927 ========

The following table summarizes the maturities of our investments (in thousands):

	January 31, 2003	October 31, 2002
Due in one year or less	$6,036	$1,031
Due in one to three years	14,521 ________	11,679 ________
	$20,557 ========	$12,710 ========

Per Share Data

Basic net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

The per share data is as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31, 2003	February 1, 2002
Numerator:
Net income	$1,785 ========	$1,691 ========
Denominator:
Shares used to compute net income per common share-basic	10,216	9,732
Effect of dilutive stock options	213 ________	156 ________
Shares used to compute net income per common share-diluted	10,429 ========	9,888 ========

Net income per common share – basic	$0.17	$0.17
Net income per common share – diluted	$0.17	$0.17

Comprehensive Income

The components of comprehensive income, net of tax are as follows (in thousands):

Three Months Ended
	January 31, 2003	February 1, 2002
Net income	$1,785	$1,691
Unrealized gain on securities	30 ________	— ________
Comprehensive income	$1,815 ========	$1,691 ========

As of January 31, 2003, net unrealized gain on securities was approximately $95,000. As of October 31, 2002, net unrealized gain on securities was approximately $65,000.

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	January 31, 2003	October 31, 2002
Raw materials	$811	$812
Work in process	8,007	5,747
Finished goods	573 ________	613 ________
	9,391	7,172
Precontract costs	106 ________	87 ________
	$9,497 ========	$7,259 ========

At January 31, 2003, the unfavorable inventoried indirect rate variance was approximately $1,004,000. At February 1, 2002, the unfavorable inventoried indirect rate variance was approximately $3,508,000. At October 31, 2002 and October 31, 2001, costs were recorded at actual indirect rates, and therefore the rate variance balances were zero. Management believes that the rate variance at January 31, 2003 will be absorbed by expected contract activities during the remainder of fiscal year 2003. For further information on our accounting policy for this inventoried variance, see "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies."

Precontract costs represent costs incurred in connection with ongoing contracts for which contract modifications have not been definitized and costs incurred in anticipation of specific expected future contract awards.

Note 3: Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 on October 1, 2002 and the adoption did not have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS 146 did not have an effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for our fiscal year 2003. SFAS 148’s amendment of the disclosure requirements of Opinion 28 is effective for our second quarter of fiscal year 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002. Applied Signal Technology does not expect the adoption of this accounting pronouncement to have a material effect on its consolidated financial position or results of operations.

Note 4: Line of Credit

At January 31, 2003, we had a $3,000,000 secured, revolving bank line of credit available for short-term cash requirements, which is secured by all of our assets and expires on March 15, 2003. Borrowings under the line of credit bear interest at the bank’s reference rate (4.25% at January 31, 2003) and are payable monthly. At both January 31, 2003 and October 31, 2002, this facility was unused. Under this credit facility, we are subject to certain commitment and utilization fees on the unused portion of the committed amount. Fees incurred were not material during the first quarter of fiscal year 2003 and fiscal year 2002. The line of credit agreement requires us to comply with certain financial covenants. At both January 31, 2003 and October 31, 2002, we were in compliance with all restrictions and covenants, and this facility had not been utilized. We do not plan to renew this line of credit and have canceled the outstanding letters of credit associated with this facility. In February 2003 we entered into a new cash-secured line of credit in the amount $1,500,000, which will expire on March 1, 2004. Any borrowings bear interest at the bank’s reference rate and accrued interest is payable monthly. There are no fees associated with the unused portion of the committed amount. Under this new line of credit agreement, we have one standby letter of credit outstanding in the amount of approximately $1,218,000, related to our facilities lease.

Note 5: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole, and not its individual divisions. In addition, divisional financial information is not available below the gross margin level. Thus, there is only one reportable segment during the first three months of fiscal years 2003 and 2002.

Note 6: Provision for Income Taxes

Our estimated annual effective tax rate for the quarter ended January 31, 2003 was 15% compared to a 10% effective rate for the comparable period in 2002. Our projected annual effective tax rate for fiscal year 2003 is calculated based on the projected income for the year and differs from the statutory rate primarily due to a benefit of deferred tax assets for which a valuation allowance has been recorded at the end of fiscal year 2002.

Note 7: Contingencies

Product Warranties

Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties as a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $43,000 and $83,000 for the first quarters of fiscal years 2003 and 2002, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached financial statements and notes thereto.

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth herein under "Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price." The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC). Our SEC filings, as well as our latest annual report, can be obtained through our web site. In addition, hard copies can be obtained free of charge through our investor relations department.

Description of the Business

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunications signals. Our primary customers are the United States Government and its foreign allies. We develop and manufacture equipment for both the collection and processing of signals. Our signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At inception, our efforts were primarily focused on processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems.

We were incorporated in California in 1984. Our principal executive offices are located at 400 West California Ave., Sunnyvale, CA, 94086, and our telephone number is (408) 749-1888. Our web site address is www.appsig.com. Our SEC filings, as well as our latest annual report, can be obtained through our web site. In addition, hard copies can be obtained free of charge through our investor relations department.

Signal Intelligence

Accurate and comprehensive information regarding foreign affairs and developments has become increasingly important to the United States Government. The reduction of United States military tactical forces overseas; the political instability in certain regions such as the Middle East, Eastern Europe, Africa, and Central and South America; and the continued efforts against terrorism have significantly heightened the United States Government’s need to be able to monitor activities in foreign countries. In order to obtain information about activities within foreign countries, the United States Government gathers and analyzes telecommunications signals emanating from those countries.

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

The United States Government is beginning to provide increased funding for counterterrorism. Counterterrorism focuses on individuals and groups of individuals, and relies heavily on human intelligence (HUMINT) gathering. HUMINT refers to all National Security information obtained directly from human resources. It includes a wide range of activities from direct reconnaissance and observation to the use of informants and spies. Signal intelligence (SIGINT) is an adjunct of HUMINT. SIGINT refers to all National Security information derived from intercepting and analyzing foreign instrumentation, communications, or electronic signals, many of which are protected by codes and other complex countermeasures. We believe we are a pre-eminent resource for SIGINT capabilities, providing products, systems, and services.

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

Increase penetration and broaden customer base. We believe that our current customers offer opportunities for sales growth, both in terms of additional units of developed products and the development of new products and, accordingly, direct much of our marketing efforts toward these customers in order to increase our penetration of these markets. Additionally, we continue to try to broaden our customer base by increasing marketing efforts toward military signal reconnaissance and by evaluating law enforcement opportunities.

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

Award fee recognition. Our policy for recognizing interim fees on our award fee contracts is based on management’s assessment, on a contract-by-contract basis, as to the likelihood that the award fee or an incremental portion of the award fee will be earned. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned.

Indirect rate variance. We record contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record reserves for any permanent variances in the period they become known.

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

At January 31, 2003, the unfavorable inventoried indirect rate variance was approximately, $1,004,000. At February 1, 2002, the inventoried rate variance was approximately $3,508,000. Management currently anticipates that the rate variance recorded at the end of the first quarter of fiscal year 2003 will be absorbed by expected contract activities.

Three Months Ended January 31, 2003 Compared to Three Months Ended February 1, 2002

Revenues and backlog. Revenues for the first quarter of fiscal year 2003 were approximately $18,178,000, a 12% increase from revenues of approximately $16,231,000, recorded in the first quarter of fiscal year 2002. The increase in revenues in the first quarter of fiscal year 2003 when compared to the first quarter of fiscal year 2002 was due to increased revenues generated by our engineering development programs. The revenues generated by these programs were primarily a result of orders received during the third and fourth quarters of fiscal year 2002.

New orders received for the first quarter of fiscal year 2003 were approximately $12,044,000, down 9% from approximately $13,162,000 received in the first quarter of fiscal year 2002. The decline in new order levels is due to what management believes to be the typical fluctuations experienced in the U.S. Government procurement process.

Our backlog consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options). At January 31, 2003, ending backlog was approximately $36,151,000, representing a 25% increase from ending backlog of approximately $29,016,000 at February 1, 2002. The increase in backlog at the end of the first quarter of fiscal year 2003, when compared to the same period in fiscal year 2002, is primarily due to the new orders received during the third and fourth quarters of fiscal year 2002. Our backlog balance at October 31, 2002 was approximately $42,298,000. New order levels were lower than the revenues generated in the first quarter of fiscal year 2003, which decreased backlog by approximately $6,147,000, or 15%. New order levels were lower than revenues due, primarily, to the delay in the awarding of certain contracts, which we expect to be awarded in the second quarter of fiscal year 2003. Additionally, our contract bookings during the first quarter are typically lower than the order levels during the fourth quarter due to the U.S. Government’s annual procurement cycle.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed price contracts. The following table represents the revenue concentration by contract type:

	Q1 FY03	FY02	FY01	FY00
Cost-reimbursement contracts	73%	59%	68%	59%
Fixed price contracts	27%	41%	32%	41%

We currently anticipate that the mix of contract types for fiscal year 2003 will be similar to that experienced in fiscal year 2001.

Contract costs. Contract costs consist of direct costs on contract, including materials, labor, and manufacturing overhead costs. Contract costs were approximately $11,556,000, or 63.6%, of revenues for the first quarter of fiscal year 2003 compared to approximately $9,759,000, or 60.1%, of revenues for the same period of fiscal year 2002. The increase in contracts costs in the first quarter in fiscal year 2003 is primarily due to an increase in direct labor. The direct labor growth is the result of increased activity in our engineering development contracts, which are typically more labor-intensive than our standard product orders.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded from earnings. We record R&D expenses based on annual targeted indirect rates, for interim reporting periods. (See "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies.") Research and development expenses were approximately $1,701,0000, or 9.4%, of revenues for the first quarter of fiscal year 2003 compared to approximately $1,917,000, or 11.8%, of revenues for the same period of fiscal year 2002. R&D expenses in the first quarter of fiscal year 2003 were lower than the first quarter of fiscal year 2002 as a result of management’s decision to decrease R&D spending for fiscal year 2003.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates, for interim reporting periods. (See "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies.") General and administrative expenses were approximately $2,921,000, or 16.1%, of revenues for the first quarter of fiscal year 2003 compared to approximately $2,700,000, or 16.6%, of revenues for the same period of fiscal year 2002. General and administrative expenses were higher during the first quarter fiscal year of 2003 primarily because our targeted indirect rates were applied to a larger cost base. The increase in our cost base is the result of more contract revenues generated in the first quarter of fiscal year 2003 when compared to the first quarter of fiscal year 2002.

Interest income (expense), net. Net interest income for the first quarter of fiscal year 2003 was approximately $100,000 compared to net interest income of approximately $24,000 for the first quarter of fiscal year 2002. Interest income increased during the first quarter of fiscal year 2003 as a result of higher cash and investment balances at the beginning of fiscal year 2003 when compared to the beginning of fiscal year 2002.

Provision for income taxes. Our estimated annual effective tax rate for the quarter ended January 31, 2003 was 15% compared to a 10% effective rate for the comparable period in 2002. Our projected annual effective tax rate for fiscal year 2003 is calculated based on the projected income for the year and differs from the statutory rate primarily due to a benefit of deferred tax assets for which a valuation allowance has been recorded at the end of fiscal year 2002.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties as a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $43,000 and $83,000 for the first quarters of fiscal years 2003 and 2002, respectively.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first three months of fiscal year 2003 were the cash flows generated from net income, accounts receivable, and the issuance of common stock through our employee stock purchase plans.

We have a $3,000,000 secured, revolving bank line of credit available for short-term cash requirements, which is secured by all of our assets and expires on March 15, 2003. Borrowings under the line of credit bear interest at the bank’s reference rate (4.25% at January 31, 2003) and are payable monthly. At both January 31, 2003 and October 31, 2002, this facility was unused. Under this credit facility, we are subject to certain commitment and utilization fees on the unused portion of the committed amount. Fees incurred were not material during the first quarter of fiscal year 2003 and fiscal year 2002. The line of credit agreement requires us to comply with certain financial covenants. At both January 31, 2003 and October 31, 2002, we were in compliance with all restrictions and covenants, and this facility had not been utilized. We do not plan to renew this line of credit and have canceled the outstanding letters of credit associated with this facility. In February 2003 we entered into a new cash-secured line of credit in the amount $1,500,000, which will expire on March 1, 2004. Any borrowings bear interest at the bank’s reference rate and accrued interest is payable monthly. There are no fees associated with the unused portion of the committed amount. Under this credit facility, we have one standby letter of credit outstanding in the amount of approximately $1,218,000, related to our facilities lease.

Net cash from operating activities. Net cash provided by (used in) operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. During the first three months of fiscal year 2003, approximately $5,883,000 was provided by operating activities compared to approximately $2,189,000 used in operating activities during the comparable period of fiscal year 2002. Net income for the first quarter of fiscal year 2003 was approximately $1,785,000 compared to a net income of approximately $1,691,000 for the comparable period of fiscal year 2002. This increase in net income is primarily due to the growth in revenues during the first quarter of fiscal year 2003 when compared to the first quarter of fiscal year 2002.

Cash provided by accounts receivable during the first three months of fiscal year 2003 was approximately $5,861,000, whereas during the comparable period of fiscal year 2002 accounts receivable activities used cash of approximately $2,248,000. The primary factor in the comparison of accounts receivable activities is that increased revenues during the fourth quarter of fiscal year 2002 when compared to fiscal year 2001 led to a significant increase in cash received during the first quarter of fiscal year 2003 when compared to the same period in fiscal year 2002.

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

Cash used to support inventory, prepaid expenses, and other assets was approximately $2,083,000 and $3,737,000 during the first quarters of fiscal years 2003 and 2002, respectively. The decrease in cash used during the first quarter of fiscal year 2003 is predominantly due to a lower inventoried rate variance than in the first quarter of fiscal year 2002.

Accounts payable, taxes payable, and accrued liabilities activities used cash of approximately $853,000 during the first three months of fiscal year 2003 and provided cash of approximately $819,000 during the same period in fiscal year 2002. The increased use of cash related to these activities during the first quarter of fiscal year 2003 when compared to the first quarter of fiscal year 2002 is driven primarily by two factors. First, accounts payable disbursements in the first quarter of fiscal year 2003 were larger than in the same period of fiscal year 2002 due to increased contract activities. Second, the first quarter of fiscal year 2002 included an increase to our accrued employee bonus liability, which is a non-cash transaction during the period. The first quarter of fiscal year 2003 did not include any accrued employee bonus amounts.

Net cash from investing activities. Cash used in investing activities during the first three months of fiscal years 2003 and 2002 were approximately $8,816,000 and $108,000, respectively. The difference in cash used between the first quarters of fiscal years 2003 and 2002 is essentially driven by our purchases of available-for-sale securities of approximately $7,817,000 in the first three months of fiscal year 2003. There were no such purchases during the first three months of fiscal year 2002. Additions to property and equipment were approximately $999,000 and $108,000 during the first three months of fiscal years 2003 and 2002, respectively. Fiscal year 2003 activities included computer equipment purchases of approximately $855,000.

Net cash from financing activities. Financing activities provided cash of approximately $890,000 during the first quarter of fiscal year 2003 and approximately $680,000 during the same period in fiscal year 2002. The source of cash provided by financing activities in both periods was the issuance of common stock under our employee stock purchase plan and stock option plans.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the needs of the United States intelligence community.

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

If we are unable to comply with complex government regulations governing security and contracting practices, we could be disqualified as a supplier to the United States Government. As a supplier to United States Government defense and intelligence agencies, we must comply with numerous regulations, including regulations governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us, or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we will lose most, if not all, of our customers, revenues from sales of our products would decline significantly, and our ability to continue operations would be seriously jeopardized. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Depending on the results of these audits and investigations, the government may make claims against us.

We depend on revenues from a few significant contracts, and any loss, cancellation, reduction, or delay in these contracts could harm our business. From time to time, including recent periods, we have derived a material portion of our revenue from one or more individual contracts that could be terminated by the customer at the customer’s discretion. For example, a single contract and its follow-on effort accounted for 19% and 6% of revenues for the first three months of fiscal years 2003 and 2002, respectively. We expect that in future periods we may again enter into individual contracts with significant revenue concentrations. If such contracts were terminated, revenues and net income would significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the United States Government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.

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

If we are unable to recruit, train, and retain key personnel, our ability to develop, introduce, and sell our products may be adversely impacted. Our ability to execute our business plan is contingent upon successfully attracting and retaining qualified employees. In California, it has not been as difficult to recruit new staff capable of obtaining the necessary security clearances in fiscal years 2003 and 2002 as in prior years. If we fail to attract and retain qualified employees who can obtain the necessary security clearances, our business could be significantly harmed. We maintain offices in Herndon, Virginia; Annapolis Junction, Maryland; Salt Lake City, Utah; and Hillsboro, Oregon, providing us the ability to attract and retain qualified personnel in areas outside of California. Management believes that it continues to be difficult to attract and hire qualified candidates who hold the necessary security clearances in the Annapolis Junction, Maryland office due to current labor market conditions. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could negatively impact our ability to develop, introduce, and sell our products. In addition, employees may leave us and subsequently compete against us.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. For example, in fiscal year 2001, we received unanticipated contract closeout notifications on three significant engineering contracts for the convenience of the other contracting party. These closeouts contributed, in part, to our need to reduce our cost structure during fiscal year 2001. There were no such notifications during the first quarter of fiscal year 2003 or fiscal year 2002. There can be no assurance that such terminations will not occur in the future.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The average days to maturity of our investment portfolio is 333 days. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of January 31, 2003, our total cash and investments balance that was sensitive to interest rate risk was approximately $30,731,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $262,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	January 31, 2003	October 31, 2002
Cash and cash equivalents	$10,174	$12,217
Short-term, available-for-sale securities:
Asset-backed securities	2,535	1,528
Corporate securities	5,341	4,020
Government securities	10,201	7,162
Money market securities	2,480 ________	— ________
	$30,731 ========	$24,927 ========

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, to their knowledge and belief, our disclosure controls and procedures were effective.

Changes in internal controls. Since the Evaluation Date referred to above, there have not been any significant changes in internal controls or, to the Chief Executive Officer and Chief Financial Officer’s knowledge, in other factors that could significantly affect such controls.

Part II. Other Information

Item 1: Legal Proceedings

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

Item 2: Changes in Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matter to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

Exhibits – See Index to Exhibits

Reports on Form 8-K – We did not file any reports on Form 8-K during the three months ended January 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc.
/James E. Doyle/	March 14, 2003
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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary L. Yancey
Gary L. Yancey, Chief Executive Officer	March 14, 2003

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James E. Doyle
James E. Doyle, Chief Financial Officer	March 14, 2003

Applied Signal Technology, Inc.
Index to Exhibits

3.1†	Second Amended and Restated Articles of Incorporation
3.2†	Amended and Restated Bylaws
4.1†	Specimen Common Stock Certificate
10.20	Amendment to the 2001 Stock Option Plan
10.21	Line of Credit Agreement dated January 27, 2003 with Wells Fargo Bank
10.22	Security Agreement dated January 27, 2003 with Wells Fargo Bank
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-581168).

Applied Signal Technology, Inc.
Exhibit 99.1

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

Date: March 14, 2003	/s/ Gary L. Yancey
Gary L. Yancey President and Chief Executive Officer

***********************************************

Applied Signal Technology, Inc.
Exhibit 99.2

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

Date: March 14, 2003	/s/ James E. Doyle
James E. Doyle Vice President and Chief Financial Officer