Form 10-Q
period 2003-05-02
APPLIED SIGNAL TECHNOLOGY INC
filed 2003-06-13
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended May 2, 2003

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

Common Stock, no par value, 10,330,741 shares outstanding as of May 2, 2003.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Financial Statements

Applied Signal Technology, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

Assets	May 2, 2003 (Unaudited)	October 31, 2002 (Note)
Current assets:
Cash and cash equivalents	$8,330	$12,217
Short term investments	24,890	12,710
Accounts receivable:
Billed	11,607	14,821
Unbilled	8,987 --------	9,806 --------
Total accounts receivable	20,594	24,627
Inventory	9,549	7,259
Prepaid and other current assets	2,691 --------	2,083 --------
Total current assets	66,054	58,896
Property and equipment, at cost:
Machinery and equipment	42,909	41,921
Furniture and fixtures	4,966	4,956
Leasehold improvements	10,196	10,157
Construction in process	463 --------	412 --------
	58,534	57,446
Accumulated depreciation and amortization	(45,235) --------	(42,932) --------
Net property and equipment	13,299	14,514
Other assets	528 --------	414 --------
Total assets	$79,881 =======	$73,824 =======

Applied Signal Technology, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	May 2, 2003 (Unaudited)	October 31, 2002 (Note)
Current liabilities:
Accounts payable	$1,479	$1,496
Accrued payroll and related benefits	5,714	5,205
Other accrued liabilities	2,821 --------	2,004 --------
Total current liabilities	10,014	8,705
Other liabilities	204	146
Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 10,330,741 at May 2, 2003 and 10,054,744 at October 31, 2002	27,828	26,565
Retained earnings	41,710	38,343
Accumulated comprehensive income	125 --------	65 --------
Total shareholders’ equity	69,663 --------	64,973 --------
Total liabilities and shareholders’ equity	$79,881 =======	$73,824 =======

Note: The balance sheet at October 31, 2002 has been derived from the audited financial statement at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 2, 2003	May 3, 2002	May 2, 2003	May 3, 2002
Revenues from contracts	$22,081	$18,584	$40,259	$34,815
Operating expenses:
Contract costs	13,856	11,662	25,412	21,421
Research and development	1,900	2,537	3,601	4,454
General and administrative	3,805 --------	4,173 --------	6,726 --------	6,873 --------
Total operating expenses	19,561 --------	18,372 --------	35,739 --------	32,748 --------
Operating income	2,520	212	4,520	2,067
Interest income (expense), net	100 --------	45 --------	200 --------	69 --------
Income before provision (benefit) for income taxes	2,620	257	4,720	2,136
Provision (benefit) for income taxes	393 --------	(1,044) --------	708 --------	(856) --------
Net income	$2,227 =======	$1,301 =======	$4,012 =======	$2,992 =======
Net income per common share:
Basic	$0.22	$0.13	$0.39	$0.31
Diluted	$0.21	$0.13	$0.38	$0.30
Number of shares used in calculating net income per common share:
Basic	10,062	9,797	10,262	9,764
Diluted	10,400	9,964	10,527	9,927

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Six Months Ended
	May 2, 2003	May 3, 2002
Operating Activities:
Net income	$4,012	$2,992
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,374	2,406
Changes in:
Accounts receivable	4,033	558
Refundable income taxes	–	4,748
Inventory, prepaids, and other assets	(3,012)	(4,322)
Accounts payable and accrued expenses	868 --------	789 --------
Net cash provided by operating activities	8,275	7,171
Investing Activities:
Purchases of available-for-sale securities	(14,603)	–
Sales of available-for-sale securities	2,483	–
Additions to property and equipment	(1,305) --------	(515) --------
Net cash used in investing activities	(13,425)	(515)
Financing Activities:
Issuance of common stock	1,263 --------	699 --------
Net cash provided by financing activities	1,263	699
Net increase (decrease) in cash and cash equivalents	(3,887)	7,355
Cash and cash equivalents, beginning of period	12,217 --------	9,743 --------
Cash and cash equivalents, end of period	$8,330 =======	$17,098 =======
Supplemental disclosures of cash flow information:
Interest paid	$64	$35
Income taxes paid	$952	$1,194

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Notes to Consolidated Financial Statements
(unaudited)
May 2, 2003

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc. was incorporated in California on January 12, 1984. We offer advanced digital signal processing products, systems, and services used in reconnaissance of foreign telecommunications signals. Our primary customers are the United States Government and its foreign allies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended May 2, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

We account for cost reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Cost-reimbursement contracts represented approximately 77% and 75% of contract revenues in the second quarter and first six months of fiscal year 2003, respectively, and approximately 64% and 62% of contract revenues in the second quarter and first six months of fiscal year 2002, respectively.

We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. Unexpected increases in the cost to develop or manufacture a product under a fixed-price contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by us, and could have a material adverse effect on our results of operations. Fixed-price contracts represent approximately 23% and 25% of contract revenues in the second quarter and first six months of fiscal year 2003, respectively, and approximately 36% and 38% of contract revenues in the second quarter and first six months of fiscal year 2002, respectively.

For those signed contracts in which all of the terms have not yet been finalized, revenue does not include fee on cost. Management reviews contract performance, costs incurred, and estimated completion costs regularly, and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on contracts are recorded as an adjustment to contract costs in the period in which they become determinable.

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

Award fees. Our policy for recognizing interim fees on our award-fee contracts is based on management’s assessment, on a contract-by-contract basis, as to the likelihood that the award fee or an incremental portion of the award fee will be earned. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned.

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

Short-term investments include securities that are classified as available-for-sale and are carried at fair market value. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. We realized gains of approximately $18,000 from the sales of available-for-sale securities during the first six months of fiscal year 2003. During the first six months of fiscal year 2002, we did not own available-for-sale securities or realize any gains from the sale of such securities.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands):

	May 2, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$8,330	$–	$–	$8,330
Short-term, available-for-sale securities:
Asset-backed securities	4,027	14	–	4,041
Corporate securities	8,141	45	(3)	8,183
Government securities	9,114	68	–	9,182
Money market securities	3,483 --------	1 --------	– --------	3,484 --------
	$33,095 =======	$128 =======	($3) =======	$33,220 =======

	October 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$12,215	$2	$–	$12,217
Short-term, available-for-sale securities:
Asset-backed securities	1,523	5	–	1,528
Corporate securities	4,007	15	(2)	4,020
Government securities	7,117 --------	45 --------	– --------	7,162 --------
	$24,862 =======	$67 =======	($2) =======	$24,927 =======

The following table summarizes the maturities of our investments (in thousands):

	May 2, 2003	October 31, 2002
Due in one year or less	$9,234	$1,031
Due in one to three years	15,656 --------	11,679 --------
	$24,890 =======	$12,710 =======

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
	Three Months Ended		Six Months Ended
	May 2, 2003	May 3, 2002	May 2, 2003	May 3, 2002
Numerator:
Net income	$2,227 =======	$1,301 =======	$4,012 =======	$2,992 =======
Denominator:
Shares used to compute net income per common share-basic	10,062	9,797	10,262	9,764
Effect of dilutive stock options	338 --------	167 --------	265 --------	163 --------
Shares used to compute net income per common share-diluted	10,400 =======	9,964 =======	10,527 =======	9,927 =======
Net income per common share-basic	$0.22	$0.13	$0.39	$0.31
Net income per common share-diluted	$0.21	$0.13	$0.38	$0.30

Dividends

In the second quarter of fiscal year 2003, the Board of Directors declared a $0.25 per share dividend, payable over four quarters at the rate of $0.0625 per share per quarter. The first quarterly dividend of approximately $645,000 was paid on May 16, 2003 to shareholders of record on May 2, 2003. Thereafter, dividends will be payable on August 15, 2003, November 14, 2003, and February 14, 2004 to shareholders of record at August 1, 2003, October 31, 2003, and January 30, 2004, respectively, and such future dates that the Board of Directors may determine.

Comprehensive Income

The components of comprehensive income, net of tax are as follows (in thousands):
	Three Months Ended		Six Months Ended
	May 2, 2003	May 3, 2002	May 2, 2003	May 3, 2002
Net income	$2,227	$1,301	$4,012	$2,992
Unrealized gain on securities	30 --------	– --------	60 --------	– --------
Comprehensive income	$2,257 ========	$1,301 ========	$4,072 ========	$2,992 ========

As of May 2, 2003, accumulated unrealized gain on securities was approximately $125,000. As of October 31, 2002, accumulated unrealized gain on securities was approximately $65,000.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock option plans. We have opted, under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, to disclose our stock-based compensation with no financial statement effect. Under APB 25, no stock-based compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for our stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, our pro forma net income and net income per share would have been as follows (in thousands, except per share data):
	Three Months Ended		Six Months Ended
	May 2, 2003	May 3, 2002	May 2, 2003	May 3, 2002
Net income, as reported	$2,227	$1,301	$4,012	$2,992
Deduct: total stock-based compensation expense determined at the fair value for all awards	(305) --------	(131) --------	(849) --------	(634) --------
Pro forma net income	$1,922 =======	$1,170 =======	$3,163 =======	$2,358 =======
Net income per share
Basic — As reported	$0.22	$0.13	$0.39	$0.31
— Pro forma	$0.19	$0.12	$0.31	$0.24
Diluted — As reported	$0.21	$0.13	$0.38	$0.30
— Pro forma	$0.18	$0.12	$0.30	$0.24

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	May 2, 2003	October 31, 2002
Raw materials	$779	$812
Work in process	8,044	5,747
Finished goods	618 --------	613 --------
	9,441	7,172
Precontract costs	108 --------	87 --------
	$9,549 =======	$7,259 =======

At May 2, 2003, the unfavorable inventoried indirect rate variance was approximately $440,000. At May 3, 2002, the unfavorable inventoried indirect rate variance was approximately $2,672,000. At October 31, 2002, costs were recorded at actual indirect rates, and therefore the rate variance balances were zero. Management believes that the rate variance at May 2, 2003 will be absorbed by expected contract activities during the remainder of fiscal year 2003. For further information on our accounting policy for this inventoried variance, see "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies."

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for our fiscal year 2003. SFAS 148’s amendment of the disclosure requirements of Opinion 28 was adopted during our second quarter of fiscal year 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply to the first fiscal period beginning after June 15, 2003 for entities created prior to February 1, 2003. We do not have any variable interest entities that must be consolidated and therefore the adoption of the provision of FIN 46 did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We currently do not have any derivative instruments under SFAS 133.

Note 4: Line of Credit

At May 2, 2003, we had a cash-secured line of credit in the amount $1,500,000, which will expire on March 1, 2004. Any borrowings bear interest at the bank’s reference rate and accrued interest on these borrowings is payable monthly. There are no fees associated with the unused portion of the committed amount. Under this line of credit agreement, we have one standby letter of credit outstanding in the amount of approximately $1,218,000, related to our facilities lease, and as of May 2, 2003 there were no other borrowings.

Note 5: Segment Reporting

Our divisional financial information that is reviewed and evaluated by the Chief Executive Officer is not available below the gross margin level, and we are not organized in multiple operating segments for the purpose of making operating decisions or assessing performance. Thus, we operated in only one reportable segment during the first six months of fiscal years 2003 and 2002.

Note 6: Provision for Income Taxes

Our estimated annual effective tax rate for the six months ended May 2, 2003 was 15%. Our projected annual effective tax rate for fiscal year 2003 is calculated based on the projected income for the year and differs from the statutory rate primarily due to a benefit of deferred tax assets for which a valuation allowance has been recorded at the end of fiscal year 2002.

The provision for income taxes for the first six months of fiscal year 2002 included an estimated annual effective tax rate of 3% and a reduction to income taxes of approximately $920,000. The reduction to income taxes in fiscal year 2002 was the result of a tax law change during the second quarter of fiscal year 2002, which allowed us to recover a larger tax refund than previously calculated at the end of fiscal year 2001.

Note 7: Contingencies

Product Warranties

Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties as a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. To date, revenue from extended warranties has been insignificant. Warranty costs were approximately $46,000 and $89,000 for the second quarter and first six months of fiscal year 2003, respectively, and approximately $52,000 and $135,000 for the same periods of fiscal year 2002, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.

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

The use of established telecommunications technologies has been supplemented, rather than replaced, by new telecommunications technologies that have been developed and commercialized. This trend has led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the RF spectrum. This increase can be seen in the proliferation of facsimile, cellular, digital signal telecommunications equipment, and in the global information network (for example, the Internet) in recent years, resulting in a significant increase in the amount of information being communicated. Consequently, the requirement to develop signal reconnaissance equipment capable of collecting and processing an increased volume of signals, as well as new types of signals, has increased significantly.

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

The United States Government is beginning to provide increased funding for counterterrorism. Counterterrorism focuses on individuals and groups of individuals, and relies heavily on human intelligence (HUMINT) gathering. HUMINT refers to all National Security information obtained directly from human resources. It includes a wide range of activities from direct reconnaissance and observation to the use of informants and spies. Signal intelligence (SIGINT) is complimentary to HUMINT. SIGINT refers to all National Security information derived from intercepting and analyzing foreign instrumentation, communications, or electronic signals, many of which are protected by codes and other complex countermeasures. We believe we are a pre-eminent resource for SIGINT capabilities, providing products, systems, and services.

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

Many times, the United States Government grants sole-source contracts when a single contractor is deemed to have expertise or technology that is superior to that of competing contractors. Since our inception, a significant portion of our revenues has been from sole-source contracts. We believe that the large number of sole-source contracts we obtain demonstrates that we often correctly anticipate marketplace needs. However, we cannot be sure that we will continue to correctly anticipate the marketplace needs in the future.

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

Increase penetration and broaden customer base. We believe that our current customers offer opportunities for sales growth, both in terms of additional units of developed products and the development of new products and, accordingly, direct much of our marketing efforts toward these customers in order to increase our penetration of these markets. Additionally, we continue to try to broaden our customer base by increasing marketing efforts toward military signal reconnaissance and by evaluating law enforcement opportunities, including organizations within the Homeland Security offices.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting policies. See "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies" included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

Revenue and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. We account for cost-reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. For those signed contracts in which all of the terms have not yet been finalized, revenue does not include fee on cost. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.

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

Award-fee recognition. Our policy for recognizing interim fees on our award-fee contracts is based on management’s assessment, on a contract-by-contract basis, as to the likelihood that the award fee or an incremental portion of the award fee will be earned. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned.

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

At May 2, 2003, the unfavorable inventoried indirect rate variance was approximately $440,000. At May 3, 2002, the inventoried rate variance was approximately $2,672,000. Management currently anticipates that the rate variance recorded at the end of the second quarter of fiscal year 2003 will be absorbed by expected contract activities.

Three and Six Months Ended May 2, 2003 Compared to Three and Six Months Ended May 3, 2002

Revenues and backlog. Revenues for the second quarter of fiscal year 2003 were approximately $22,081,000, a 19% increase from revenues of approximately $18,584,000 recorded in the second quarter of fiscal year 2002. Revenues generated during the first six months of fiscal year 2003 were approximately $40,259,000, which represented a 16% increase from revenues generated during the comparable period of fiscal year 2002 of approximately $34,815,000. The increase in revenues in the second quarter and first six months of fiscal year 2003 when compared to the same periods in fiscal year 2002 was due to increased revenues generated by our engineering development programs. The majority of revenues generated by these programs were a result of orders received during the third and fourth quarters of fiscal year 2002.

In addition, a single contract and its follow-on effort accounted for 20% of revenues during the first six months of fiscal year 2003 and approximately 5% of revenues during the comparable period in fiscal year 2002.

New orders received for the second quarter of fiscal year 2003 were approximately $19,479,000, up 13% from approximately $17,219,000 in new orders received in the second quarter of fiscal year 2002. During the first six months of fiscal year 2003, we received approximately $31,523,000 in new orders, up 4% from approximately $30,381,000 in new orders received during the same period of fiscal year 2002.

Our backlog consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options). At May 2, 2003, ending backlog was approximately $33,237,000, representing a 25% increase from ending backlog of approximately $26,636,000 at May 3, 2002. The increase in backlog at the end of the second quarter of fiscal year 2003, when compared to the same period in fiscal year 2002, is primarily due to the new orders received during the third and fourth quarters of fiscal year 2002. Our backlog balance at October 31, 2002 was approximately $42,298,000. Accordingly, backlog at May 2, 2003 decreased by approximately $9,061,000, or 21%, from October 31, 2002 primarily due to lower new order levels in comparison to the revenues generated in the first six months of fiscal year 2003. Our contract bookings during the first six months are typically lower than the order levels during the last six months due to the U.S. Government’s annual procurement cycle.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts. The following table represents the revenue concentration by contract type:

	FY03 (First Six Months)	FY02	FY01	FY00
Cost-reimbursement contracts	75%	59%	68%	59%
Fixed-price contracts	25%	41%	32%	41%

We currently anticipate that the mix of contract types for fiscal year 2003 will be consistent to that experienced in the first six months of fiscal year 2003.

Contract costs. Contract costs consist of direct costs on contract, including materials, labor, and manufacturing overhead costs. Contract costs were approximately $13,856,000, or 62.8% of revenues, for the second quarter of fiscal year 2003, compared to approximately $11,662,000, or 62.8% of revenues, for the second quarter of fiscal year 2002. During the first six months of fiscal year 2003, we incurred contract costs of approximately $25,412,000, or 63.1% of revenues, compared to contract costs incurred during the same period of fiscal year 2002 of approximately $21,421,000, or 61.5% of revenues. The primary factor in our increased contract costs continues to be an increase in our direct labor. The direct labor growth is the result of increased activity in our engineering development contracts, which are typically more labor-intensive than our standard product orders.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded from earnings. We record R&D expenses based on annual targeted indirect rates, for interim reporting periods. (See "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies.") R&D expenses were approximately $1,900,000, or 8.6% of revenues, for the second quarter of fiscal year 2003 compared to approximately $2,537,000, or 13.7% of revenues, for the same period of fiscal year 2002. R&D expenses incurred during the first six months of fiscal year 2003 were approximately $3,601,000, or 8.9% of revenues, and during the comparable period of fiscal year 2002 approximately $4,454,000, or 12.8% of revenues, were incurred. R&D expenses in fiscal year 2003 continue to be lower than fiscal year 2002 as a result of management’s decision to decrease R&D spending for fiscal year 2003.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates, for interim reporting periods. (See "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies.") General and administrative expenses were approximately $3,805,000, or 17.2% of revenues, for the second quarter of fiscal year 2003 compared to approximately $4,173,000, or 22.5% of revenues, for the same period of fiscal year 2002. For the first six months of fiscal year 2003, general and administrative expenses were approximately $6,726,000, or 16.7% of revenues, compared to approximately $6,873,000, or 19.7% of revenues, incurred during the first six months of fiscal year 2002. General and administrative expenses were lower as a percentage of revenue during the second quarter and first six months of fiscal year 2003 as a result of management’s decision to hold our cost structure in place.

Interest income (expense), net. Net interest income for the second quarter and first six months of fiscal year 2003 was approximately $100,000 and $200,000, respectively, compared to net interest income of approximately $45,000 and $69,000 for the second quarter and first six months of fiscal year 2002, respectively. Interest income increased during the second quarter of fiscal year 2003 as a result of higher cash and investment balances at the beginning of fiscal year 2003 when compared to the beginning of fiscal year 2002.

Provision for income taxes. Our estimated annual effective tax rate for the six months ended May 2, 2003 was 15%. Our projected annual effective tax rate for fiscal year 2003 is calculated based on the projected income for the year and differs from the statutory rate primarily due to a benefit of deferred tax assets for which a valuation allowance has been recorded at the end of fiscal year 2002. The provision for income taxes for the first six months of fiscal year 2002 included an estimated annual effective tax rate of 3% and a reduction to income taxes of approximately $920,000. The reduction to income taxes in fiscal year 2002 was the result of a tax law change during the second quarter of fiscal year 2002, which allowed us to recover a larger tax refund than previously calculated at the end of fiscal year 2001.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties as a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $46,000 and $89,000 for the second quarter and first six months of fiscal year 2003, respectively, and approximately $52,000 and $135,000 for the same periods of fiscal year 2002, respectively.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first six months of fiscal year 2003 were the cash flows generated from net income, accounts receivable, and the issuance of common stock through our employee stock purchase plans.

At May 2, 2003, we had a cash-secured line of credit in the amount $1,500,000, which will expire on March 1, 2004. Any borrowings bear interest at the bank’s reference rate and accrued interest on these borrowings is payable monthly. There are no fees associated with the unused portion of the committed amount. Under this line of credit agreement, we have one standby letter of credit outstanding in the amount of approximately $1,218,000, related to our facilities lease, and as of May 2, 2003 there were no other borrowings.

Net cash from operating activities. Net cash provided by operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income, refundable income taxes, and our operating assets. Net cash provided by operating activities was approximately $8,275,000 during the first six months of fiscal year 2003, and approximately $7,171,000 during the first six months of fiscal year 2002. Net income for the first six months of fiscal year 2003 was approximately $4,012,000 compared to a net income of approximately $2,992,000 for the comparable period of fiscal year 2002. This increase in net income is primarily due to the growth in revenues during fiscal year 2003 when compared to fiscal year 2002.

Cash provided by accounts receivable during the first six months of fiscal year 2003 was approximately $4,033,000, and approximately $558,000 during the comparable period of fiscal year 2002. Revenues generated during the fourth quarter of fiscal year 2002 through the first quarter of fiscal year 2003 were significantly larger than the revenues generated during fourth quarter of fiscal year 2001 through the first quarter of fiscal year 2002. This increase in revenues led to a significant increase in cash received during the first six months of fiscal year 2003 when compared to the same period in fiscal year 2002.

Although we have experienced an increase in cash received from our billed receivables, we are continuing the pursuit of a problematic receivable item. We expect to collect this item in its entirety and have not recorded any reserve for doubtful accounts at this time. However, in the event we do not collect this receivable, our future operating income would be reduced by up to approximately $800,000.

Cash used to support inventory, prepaid expenses, and other assets was approximately $3,012,000 and $4,322,000 during the first six months of fiscal years 2003 and 2002, respectively. The decrease in cash used during fiscal year 2003 is due to a lower inventoried rate variance and prepaid income taxes, when compared to fiscal year 2002. This decrease is partially offset by an increase in cash used to purchase inventory materials during the first six months of fiscal year 2003, when compared to the same period in fiscal year 2002. In addition, fiscal year 2003 activities in other assets include restricted cash of approximately $220,000. These funds are held for payments to our employees under our voluntary disability plan.

Refundable income taxes did not provide any cash during the first six months of fiscal year 2003, but provided approximately $4,748,000 during the first six months of fiscal year 2002. This included a federal tax refund of $5,876,000, which is partially offset by an adjustment of $1,128,000 to tax receivables due to a change in federal tax law during the second quarter of fiscal year 2002.

Net cash from investing activities. Cash used in investing activities during the first six months of fiscal years 2003 and 2002 were approximately $13,425,000 and $515,000, respectively. The difference in cash used between the first six months of fiscal years 2003 and 2002 is due to our purchases of available-for-sale securities of approximately $14,603,000 in the first six months of fiscal year 2003, which is partially offset by sales of these securities of approximately $2,483,000. We did not invest in available-for-sale securities during the first six months of fiscal year 2002. Additions to property and equipment were approximately $1,305,000 and $515,000 during the first six months of fiscal years 2003 and 2002, respectively. Fiscal year 2003 activities included computer equipment purchases of approximately $1,121,000.

Net cash from financing activities. Financing activities provided cash of approximately $1,263,000 during the first six months of fiscal year 2003 and approximately $699,000 during the same period in fiscal year 2002. The source of cash provided by financing activities in both periods was the issuance of common stock under our employee stock purchase plan and stock option plans. The difference between cash provided in the first six months of fiscal year 2003 and cash provided during the first six months of fiscal year 2002 was primarily due to an increase in exercises of stock options during the first six months of fiscal year 2003.

Cash is generated primarily from operating activities and employee stock activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the needs of the United States intelligence community.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. For example, in fiscal year 2001, we received unanticipated contract closeout notifications on three significant engineering contracts for the convenience of the other contracting party. These closeouts contributed, in part, to our need to reduce our cost structure during fiscal year 2001. There were no such significant notifications during the first six months of fiscal year 2003 or fiscal year 2002. There can be no assurance that such terminations will not occur in the future.

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

Our failure to protect our intellectual property may significantly harm our business. Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology to customers, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed applications for several patents, two of which we currently hold, we cannot ensure that any patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. At May 2, 2003, the average days to maturity of our investment portfolio was 363 days. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. Our total cash and investments balance that was sensitive to interest rate risk at May 2, 2003 was approximately $33,220,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $295,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	May 2, 2003	October 31, 2002
Cash and cash equivalents	$8,330	$12,217
Short-term, available-for-sale securities:
Asset-backed securities	4,041	1,528
Corporate securities	8,183	4,020
Government securities	9,182	7,162
Money market securities	3,484 --------	– --------
	$33,220 =======	$24,927 =======

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

Limitations of the effectiveness of internal controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

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

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matter to a Vote of Security Holders

Our annual meeting of shareholders was held on March 13, 2003.

The shareholders approved a proposal to elect four Class I directors to hold office until the 2005 Annual Meeting of Shareholders or until their respective successors are elected and qualified. The proposal received the following votes:

	FOR	WITHHELD
John P. Devine	8,005,842	732,255
David D. Elliman	8,009,599	728,498
Robert J. Richardson	8,009,729	728,368
Gary L. Yancey	8,003,250	734,847

The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending October 31, 2003. The proposal received the following votes:

FOR	AGAINST	ABSTENTIONS
8,697,179	38,530	2,388

The shareholders approved a proposal to amend our 1993 Employee Stock Purchase Plan to increase by 600,000 shares the maximum number of shares of Common Stock that may be issued under the plan. The proposal received the following votes:
FOR	AGAINST	ABSTENTIONS
2,899,910	2,056,149	52,509

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

Exhibits — See Index to Exhibits

Form 8-K — We filed one report on Form 8-K during the three months ended May 2, 2003. This report was filed on March 4, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc.

/James E. Doyle/ ------------------------------------------------------------ James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2003 -------------------

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

/s/ Gary L. Yancey --------------------------------------------------------- Gary L. Yancey, Chief Executive Officer	June 13, 2003 -------------------

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

/s/ James E. Doyle --------------------------------------------------------- James E. Doyle, Chief Financial Officer	June 13, 2003 -------------------

Applied Signal Technology, Inc.
Index to Exhibits

3.1†	Second Amended and Restated Articles of Incorporation
3.2†	Amended and Restated Bylaws
4.1†	Specimen Common Stock Certificate
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
† Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).