Form 10-Q
period 2003-08-01
APPLIED SIGNAL TECHNOLOGY INC
filed 2003-09-12
CIK 741696

United States Securities and Exchange Commission Washington, D.C. 20549 Form 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended August 1, 2003 or
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
Common Stock, no par value, 10,700,886 shares outstanding as of August 1, 2003.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Financial Statements

Applied Signal Technology, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

Assets	August 1, 2003 (Unaudited)	October 31, 2002 (Note)
Current assets:
Cash and cash equivalents	$5,414	$12,217
Short term investments	29,055	12,710
Accounts receivable:
Billed	15,179	14,821
Unbilled	10,908 ------------	9,806 ------------
Total accounts receivable	26,087	24,627
Inventory	6,735	7,259
Prepaid and other current assets	3,450 ------------	2,083 ------------
Total current assets	70,741	58,896
Property and equipment, at cost:
Machinery and equipment	43,674	41,921
Furniture and fixtures	4,740	4,956
Leasehold improvements	10,206	10,157
Construction in process	110 ------------	412 ------------
	58,730	57,446
Accumulated depreciation and amortization	(46,094) ------------	(42,932) ------------
Net property and equipment	12,636	14,514
Other assets	507 ------------	414 ------------
Total assets	$83,884 =======	$73,824 =======

Applied Signal Technology, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	August 1, 2003 (Unaudited)	October 31, 2002 (Note)
Current liabilities:
Accounts payable	$3,400	$1,496
Accrued payroll and related benefits	4,627	5,205
Other accrued liabilities	2,854 ------------	2,004 ------------
Total current liabilities	10,881	8,705
Other liabilities	220	146
Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 10,700,886 at August 1, 2003 and 10,054,744 at October 31, 2002	29,970	26,565
Retained earnings	42,771	38,343
Accumulated comprehensive income	42 ------------	65 ------------
Total shareholders’ equity	72,783 ------------	64,973 ------------
Total liabilities and shareholders’ equity	$83,884 =======	$73,824 =======

Note: The balance sheet at October 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Revenues from contracts	$26,002	$18,207	$66,261	$53,022
Costs and expenses:
Contract costs	17,538	11,769	42,950	33,190
Research and development	2,281	2,247	5,882	6,701
General and administrative	4,268 ------------	3,857 ------------	10,994 ------------	10,730 ------------
Total costs and expenses	24,087 ------------	17,873 ------------	59,826 ------------	50,621 ------------
Operating income	1,915	334	6,435	2,401
Interest income (expense), net	120 ------------	(121) ------------	320 ------------	(52) ------------
Income before provision (benefit) for income taxes	2,035	213	6,755	2,349
Provision (benefit) for income taxes	305 ------------	103 ------------	1,013 ------------	(753) ------------
Net income	$1,730 =======	$110 =======	$5,742 =======	$3,102 =======
Net income per common share:
Basic	$0.16	$0.01	$0.55	$0.32
Diluted	$0.16	$0.01	$0.54	$0.31
Number of shares used in calculating net income per common share:
Basic	10,579	9,975	10,367	9,834
Diluted	11,049	10,183	10,703	10,009

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Consolidated Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Nine Months Ended
	August 1, 2003	August 2, 2002
Operating Activities:
Net income	$5,742	$3,102
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,511	3,583
Changes in:
Accounts receivable	(1,460)	1,468
Refundable income taxes	–	5,053
Inventory, prepaids, and other assets	(936)	(4,072)
Accounts payable and accrued expenses	1,727 ------------	306 ------------
Net cash provided by operating activities	8,584	9,440
Investing Activities:
Purchases of available-for-sale securities	(22,202)	–
Sales of available-for-sale securities	5,834	–
Additions to property and equipment	(1,778) ------------	(981) ------------
Net cash used in investing activities	(18,146)	(981)
Financing Activities:
Issuance of common stock	3,405	1,667
Dividends paid	(646) ------------	– ------------
Net cash provided by financing activities	2,759	1,667
Net increase (decrease) in cash and cash equivalents	(6,803)	10,126
Cash and cash equivalents, beginning of period	12,217 ------------	9,743 ------------
Cash and cash equivalents, end of period	$5,414 =======	$19,869 =======
Supplemental disclosures of cash flow information:
Interest paid	$91	$255
Income taxes paid	$1,905	$1,369

See Notes to Consolidated Financial Statements.

Applied Signal Technology, Inc.
Notes to Consolidated Financial Statements
(unaudited)
August 1, 2003

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc. was incorporated in California on January 12, 1984. We offer advanced digital signal processing products, systems, and services used in reconnaissance of telecommunications signals. Our primary customers are the United States Government and its foreign allies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended August 1, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

We account for cost reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Cost-reimbursement contracts represented approximately 72% and 74% of contract revenues in the third quarter and first nine months of fiscal year 2003, respectively, and approximately 60% and 62% of contract revenues in the third quarter and first nine months of fiscal year 2002, respectively.

We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. Unexpected increases in the cost to develop or manufacture a product under a fixed-price contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by us, and could have a materially adverse effect on our results of operations. Fixed-price contracts represent approximately 28% and 26% of contract revenues in the third quarter and first nine months of fiscal year 2003, respectively, and approximately 40% and 38% of contract revenues in the third quarter and first nine months of fiscal year 2002, respectively.

For those signed contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost. Management reviews contract performance, costs incurred, and estimated completion costs regularly, and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on contracts are recorded as an adjustment to contract costs in the period in which they become determinable.

Indirect rate variance. We record contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any permanent variances in the period they become known. Please refer to "Notes to Consolidated Financial Statements, Note 2: Inventory" for the current year inventoried spending variance.

Our accounting policy is based on management’s belief that such a variance will be absorbed by expected contract activities during the remainder of the year. If contract activities do not reach planned levels, there are alternatives we can utilize to absorb the variance: we can adjust some of our planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense based on estimates of future contract activities.

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

Accounts receivable. Accounts receivable are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill incurred costs and a portion of our fees on a regular basis. Under fixed-price contracts, we either regularly progress bill 90% of incurred costs or bill contract costs on a milestone or unit of delivery basis. Unbilled amounts result from recognition of contract revenue in advance of contractual billing or progress billing terms.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents consisted principally of money market securities at both August 1, 2003 and October 31, 2002.

Short-term investments include securities that are classified as available-for-sale and are carried at fair market value. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. We realized gains of approximately $26,000 from the sales of available-for-sale securities during the first nine months of fiscal year 2003. During the first nine months of fiscal year 2002, we did not own available-for-sale securities or realize any gains from the sale of such securities.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands):

	August 1, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$5,415	$–	($1)	$5,414
Short-term, available-for-sale securities:
Asset-backed securities	5,380	10	(3)	5,387
Corporate securities	8,175	33	(9)	8,199
Government securities	13,965	39	(28)	13,976
Money market securities	1,492 ------------	1 ------------	– ------------	1,493 ------------
	$34,427 =======	$83 =======	($41) =======	$34,469 =======

	October 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$12,215	$2	$–	$12,217
Short-term, available-for-sale securities:
Asset-backed securities	1,523	5	–	1,528
Corporate securities	4,007	15	(2)	4,020
Government securities	7,117 ------------	45 ------------	– ------------	7,162 ------------
	$24,862 =======	$67 =======	($2) =======	$24,927 =======

The following table summarizes the maturities of our investments (in thousands):

	August 1, 2003	October 31, 2002
Due in one year or less	$12,601	$1,031
Due in one to three years	16,454 ------------	11,679 ------------
	$29,055 =======	$12,710 =======

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

	Three Months Ended		Nine Months Ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Numerator:
Net income	$1,730 =======	$110 =======	$5,742 =======	$3,102 =======
Denominator:
Shares used to compute net income per common share-basic	10,579	9,975	10,367	9,834
Effect of dilutive stock options	470 ------------	208 ------------	336 ------------	175 ------------
Shares used to compute net income per common share-diluted	11,049 =======	10,183 =======	10,703 =======	10,009 =======
Net income per common share-basic	$0.16	$0.01	$0.55	$0.32
Net income per common share-diluted	$0.16	$0.01	$0.54	$0.31

Dividends

In the second quarter of fiscal year 2003, the Board of Directors announced a $0.25 per share annual dividend, payable over four quarters at the rate of $0.0625 per share per quarter. Dividends of approximately $646,000 and $668,000 were paid on May 16, 2003 and August 15, 2003, respectively, to shareholders of record at May 2, 2003 and August 1, 2003, respectively. Thereafter, dividends will be payable on November 14, 2003 and February 14, 2004 to shareholders of record at October 31, 2003 and January 30, 2004, respectively, and on such future dates that the Board of Directors may determine.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net income	$1,730	$110	$5,742	$3,102
Unrealized loss on securities	(83) ------------	– ------------	(23) ------------	– ------------
Comprehensive income	$1,647 =======	$110 =======	$5,719 =======	$3,102 =======

As of August 1, 2003, accumulated unrealized gain on securities was approximately $42,000. As of October 31, 2002, accumulated unrealized gain on securities was approximately $65,000.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock option plans. We have opted, under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, to disclose our stock-based compensation with no financial statement effect. Under APB 25, no stock-based compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for our stock plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, our pro forma net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net income, as reported	$1,730	$110	$5,742	$3,102
Deduct: total stock-based compensation expense determined at the fair value for all awards	(853) ------------	(749) ------------	(1,702) ------------	(1,383) ------------
Pro forma net income (loss)	$877 =======	($639) =======	$4,040 =======	$1,719 =======
Net income (loss) per share
Basic — As reported	$0.16	$0.01	$0.55	$0.32
— Pro forma	$0.08	$(0.06)	$0.39	$0.17
Diluted — As reported	$0.16	$0.01	$0.54	$0.31
— Pro forma	$0.08	$(0.06)	$0.38	$0.17

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	August 1, 2003	October 31, 2002
Raw materials	$717	$812
Work in process	5,209	5,747
Finished goods	652 ------------	613 ------------
	6,578	7,172
Precontract costs	157 ------------	87 ------------
	$6,735 =======	$7,259 =======

At August 1, 2003, the favorable inventoried indirect rate variance was approximately $1,185,000. Management determined that a portion of this favorable indirect rate variance would remain unabsorbed by the end of fiscal year 2003, resulting in higher operating income. Consequently, at the end of the third quarter of fiscal year 2003, a $350,000 adjustment was recorded to increase operating income and reduce the favorable inventoried rate variance to approximately $835,000. This adjustment is based on our best estimate and is subject to uncertainty. At August 2, 2002, the unfavorable inventoried indirect rate variance was approximately $2,583,000. At October 31, 2002, costs were recorded at actual indirect rates, and therefore the rate variance balance was zero. For further information on our accounting policy for this inventoried variance, see "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies."

Inventory activities during the third quarter of fiscal year 2003 included a total reduction to work in process and finished goods of approximately $606,000 as a result of scrapping obsolete products. We recorded a charge to contract costs related to this activity in the third quarter of fiscal year 2003.

Precontract costs represent costs incurred in connection with ongoing contracts for which contract modifications have not been definitized as well as costs incurred in anticipation of identified expected future contract awards.

Note 3: Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS 146 did not have an impact on our financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply to the first fiscal period beginning after June 15, 2003 for entities created prior to February 1, 2003. We do not have any variable interest entities that must be consolidated and therefore the adoption of the provision of FIN 46 did not have an impact on our financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on our financial position or results of operations.

Note 4: Line of Credit

At August 1, 2003, we had a cash-secured line of credit with a bank in the amount $1,500,000, which will expire on March 1, 2004. Any borrowings bear interest at the bank’s reference rate and accrued interest on these borrowings is payable monthly. There are no fees associated with the unused portion of the committed amount. Under this line of credit agreement, we have one standby letter of credit outstanding in the amount of approximately $1,218,000, related to our facilities lease, and as of August 1, 2003, there were no other borrowings.

Note 5: Segment Reporting

Our divisional financial information that is reviewed and evaluated by the Chief Executive Officer is not available below the gross margin level, and we are not organized in multiple operating segments for the purpose of making operating decisions or assessing performance. Thus, we operated in only one reportable segment during the first nine months of fiscal years 2003 and 2002.

Note 6: Provision for Income Taxes

Our estimated annual effective tax rate for the nine months ended August 1, 2003 was 15%. Our projected annual effective tax rate for fiscal year 2003 is calculated based on the projected income for the year and differs from the statutory rate primarily due to a benefit of deferred tax assets for which a valuation allowance has been recorded at the end of fiscal year 2002.

The provision for income taxes for the first nine months of fiscal year 2002 included an estimated annual effective tax rate of 3% and a reduction to income taxes of approximately $823,000. The reduction to income taxes in fiscal year 2002 was the result of a tax law change during the second quarter of fiscal year 2002, which allowed us to recover a larger tax refund than previously calculated at the end of fiscal year 2001.

Note 7: Contingencies

Product Warranties

Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. To date, revenue from extended warranties has been insignificant. Warranty costs were approximately $56,000 and $144,000 for the third quarter and first nine months of fiscal year 2003, respectively, and approximately $90,000 and $225,000 for the same periods of fiscal year 2002, respectively.

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

Description of the Business

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in reconnaissance of telecommunications signals. Our primary customers are the United States Government and its foreign allies. We develop and manufacture equipment for both the collection and processing of signals. Our signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At inception, our efforts were primarily focused on processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems.

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

The United States Government is beginning to provide increased funding for counterterrorism. Counterterrorism focuses on individuals and groups of individuals, and relies heavily on human intelligence (HUMINT) gathering. HUMINT refers to all National Security information obtained directly from human resources. It includes a wide range of activities from direct reconnaissance and observation to the use of informants and spies. Signal intelligence (SIGINT) is complementary to HUMINT. SIGINT refers to all National Security information derived from intercepting and analyzing foreign instrumentation, communications, or electronic signals, many of which are protected by codes and other complex countermeasures. We believe we are a pre-eminent resource for SIGINT capabilities, providing products, systems, and services.

Strategy

Our objective is to anticipate the needs of the signal reconnaissance marketplace and to invest in research and development in an effort to provide solutions in advance of our competitors. In some cases, this involves the development of equipment or services to address new telecommunications technologies. In other cases, it involves the development of equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. Our strategy to accomplish these objectives focuses on the following elements.

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

Focus on signal processing. Since inception, we have focused much of our attention on developing signal processing equipment and services. We believe that there have been and will continue to be opportunities to develop specialized signal processing equipment and services to satisfy emerging technological requirements in this field.

Increase penetration and broaden customer base. We believe that our current customers offer opportunities for sales growth, both in terms of sales of additional units of our developed products and sales of new products that we might develop. Accordingly, we direct much of our marketing efforts toward these customers in order to increase our penetration of these markets. Additionally, we continue to try to broaden our customer base by increasing marketing efforts toward military signal reconnaissance and by evaluating law enforcement opportunities, including organizations within the Homeland Security offices.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting policies. See "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies" included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

Revenue and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. We account for cost-reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. For those signed contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.

Anticipated losses on cost-reimbursement and fixed-price contracts are also recorded in the period in which they become determinable. Unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by us on fixed-price contracts, and could have a materially adverse effect on results of operations and financial condition. Unexpected cost increases in cost-reimbursement contracts may be borne by us for purposes of maintaining customer relationships. Historically, the effect on operating results and financial condition from cost-reimbursement losses has been minimal.

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

Indirect rate variance. We record contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any permanent variances in the period they become known.

Our accounting policy is based on management’s belief that such interim variances, if deemed recoverable, will be absorbed by expected contract activities during the remainder of the year. If contract activities do not reach planned levels, there are alternatives we can utilize to absorb the variance: we can adjust some of our planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense based on estimates of future contract activities.

At August 1, 2003, the favorable inventoried indirect rate variance was approximately $1,185,000. Management determined that a portion of the favorable indirect rate variance would remain unabsorbed by the end of fiscal year 2003, resulting in higher operating income. Consequently, at the end of the third quarter of fiscal year 2003, a $350,000 adjustment was recorded to increase operating income and reduce the favorable inventoried rate variance to approximately $835,000. This adjustment is based on our best estimate and is subject to uncertainty. At August 2, 2002, the unfavorable inventoried rate variance was approximately $2,583,000.

Three and Nine Months Ended August 1, 2003 Compared to Three and Nine Months Ended August 2, 2002

Revenues and backlog. Revenues for the third quarter of fiscal year 2003 were approximately $26,002,000, a 43% increase from revenues of approximately $18,207,000 recorded in the third quarter of fiscal year 2002. Revenues generated during the first nine months of fiscal year 2003 were approximately $66,261,000, which represented a 25% increase from revenues generated during the comparable period of fiscal year 2002 of approximately $53,022,000. The increase in revenues recorded during the third quarter and the first nine months of fiscal year 2003, when compared to the same periods of fiscal year 2002, is primarily due to an increase in engineering development contracts designed to provide a variety of signal intelligence solutions to the United States Government. In addition, we believe that the increased revenue in fiscal year 2003 is primarily the result of the United States Government’s emphasis on counterterrorism.

In addition, a single contract and its follow-on effort accounted for 19% of revenues during the first nine months of fiscal year 2003 and approximately 4% of revenues during the comparable period in fiscal year 2002.

New orders received during the third quarter of fiscal year 2003 were $41,031,000, up 68% compared to new orders received during the third quarter of fiscal year 2002 of $24,419,000. New order levels for the first nine months of fiscal year 2003 were $72,554,000, up 32% when compared to the $54,800,000 reported for the same period of fiscal year 2002. The increase in new orders during the third quarter and the first nine months of fiscal year 2003, when compared to the same periods of fiscal year 2002, was due to increased spending by the U.S. Government on signal intelligence solutions.

Our backlog consists of anticipated revenues from new contracts and from the uncompleted portions of existing contracts (excluding unexercised options). At August 1, 2003, ending backlog was approximately $48,566,000, representing a 49% increase from ending backlog of approximately $32,546,000 at August 2, 2002. The increase in backlog at the end of the third quarter of fiscal year 2003, when compared to the same period in fiscal year 2002, is primarily due to the new orders received during the third quarter of fiscal year 2003. Our backlog balance at October 31, 2002 was approximately $42,298,000. Accordingly, backlog at August 1, 2003 increased by approximately $6,268,000, or 15%, from October 31, 2002 due to increased new order levels in comparison to the revenues generated in the first nine months of fiscal year 2003.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts. The following table represents the revenue concentration by contract type:

	FY03 (First Nine Months)	FY02	FY01	FY00
Cost-reimbursement contracts	74%	59%	68%	59%
Fixed-price contracts	26%	41%	32%	41%

We currently anticipate that the mix of contract types for the complete fiscal year 2003 will be consistent with that experienced in the first nine months of fiscal year 2003.

Contract costs. Contract costs consist of direct costs on contract, including materials, labor, and manufacturing overhead costs. Contract costs were approximately $17,538,000, or 67.5% of revenues, for the third quarter of fiscal year 2003, compared to approximately $11,769,000, or 64.6% of revenues, for the third quarter of fiscal year 2002. During the first nine months of fiscal year 2003, we incurred contract costs of approximately $42,950,000, or 64.8% of revenues, compared to contract costs incurred during the same period of fiscal year 2002 of approximately $33,190,000, or 62.6% of revenues. Our contract costs have increased primarily due to the consistent growth in our direct labor. The direct labor growth is the result of increased activity in our engineering development contracts, which are typically more labor-intensive than our standard product orders. In addition, during the third quarter of fiscal year 2003 we recorded additional contract costs of approximately $606,000 as a result of scrapping obsolete inventory.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded from earnings. We record R&D expenses based on annual targeted indirect rates for interim reporting periods. (See "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies.") R&D expenses were approximately $2,281,000, or 8.8 % of revenues, for the third quarter of fiscal year 2003 compared to approximately $2,247,000, or 12.3% of revenues, for the same period of fiscal year 2002. R&D expenses incurred during the first nine months of fiscal year 2003 were approximately $5,882,000, or 8.9% of revenues, and were approximately $6,701,000, or 12.6% of revenues, during the comparable period of fiscal year 2002. R&D expenses in fiscal year 2003 continue to be lower than fiscal year 2002 as a result of management’s decision to decrease R&D spending for fiscal year 2003.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates for interim reporting periods. (See "Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies.") General and administrative expenses were approximately $4,268,000, or 16.4% of revenues, for the third quarter of fiscal year 2003 compared to approximately $3,857,000, or 21.2% of revenues, for the same period of fiscal year 2002. For the first nine months of fiscal year 2003, general and administrative expenses were approximately $10,994,000, or 16.6% of revenues, compared to approximately $10,730,000, or 20.24% of revenues, incurred during the first nine months of fiscal year 2002. General and administrative expenses were lower as a percentage of revenue during the third quarter and first nine months of fiscal year 2003 as a result of management’s decision to hold our cost structure in place. We determined that our current cost structure could support our current revenue levels.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $56,000 and $144,000 for the third quarter and first nine months of fiscal year 2003, respectively, and approximately $90,000 and $225,000 for the same periods of fiscal year 2002, respectively.

Interest income (expense), net. Net interest income for the third quarter and first nine months of fiscal year 2003 was approximately $120,000 and $320,000, respectively, compared to net interest expense of approximately $121,000 and $52,000 for the third quarter and first nine months of fiscal year 2002, respectively. The fluctuation in interest activity between fiscal year 2003 and fiscal year 2002 is primarily due to two factors. First, we paid approximately $207,000 in fiscal year 2002 for interest related to federal and state tax liabilities. Second, our cash and investment balances at the beginning of fiscal year 2003 were larger than at the beginning of fiscal year 2002 and thus generated greater interest income.

Provision for income taxes. Our estimated annual effective tax rate for the nine months ended August 1, 2003 was 15%. Our projected annual effective tax rate for fiscal year 2003 is calculated based on the projected income for the year and differs from the statutory rate primarily due to a benefit of deferred tax assets for which a valuation allowance has been recorded at the end of fiscal year 2002. The provision for income taxes for the first nine months of fiscal year 2002 included an estimated annual effective tax rate of 3% and a reduction to income taxes of approximately $823,000. The reduction to income taxes in fiscal year 2002 was the result of a tax law change during the second quarter of fiscal year 2002, which allowed us to recover a larger tax refund than previously calculated at the end of fiscal year 2001.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first nine months of fiscal year 2003 were the cash flows generated from net income and the issuance of common stock through our employee stock purchase plans.

At August 1, 2003, we had a cash-secured line of credit with a bank in the amount $1,500,000, which will expire on March 1, 2004. Any borrowings bear interest at the bank’s reference rate and accrued interest on these borrowings is payable monthly. There are no fees associated with the unused portion of the committed amount. Under this line of credit agreement, we have one standby letter of credit outstanding in the amount of approximately $1,218,000, related to our facilities lease, and as of August 1, 2003 there were no other borrowings.

Net cash from operating activities. Net cash provided by operating activities was approximately $8,584,000 during the first nine months of fiscal year 2003, and approximately $9,440,000 during the first nine months of fiscal year 2002. Net income for the first nine months of fiscal year 2003 was approximately $5,742,000 compared to a net income of approximately $3,102,000 for the comparable period of fiscal year 2002. This increase in net income in fiscal year 2003 is primarily due to the growth in revenues allowing us to grow into our existing cost structure.

Accounts receivable activities used cash of approximately $1,460,000 during the first nine months of fiscal year 2003 and provided cash of approximately $1,468,000 during the comparable period of fiscal year 2002. The fluctuation in accounts receivable activities in fiscal year 2003 when compared to fiscal year 2002 is primarily due to the significant collection activities in the first nine months of fiscal year 2002. A significant portion of cash received in fiscal year 2002, was associated with invoices from prior years.

During the third quarter of fiscal year 2003, we collected the remaining $500,000 problematic accounts receivable item disclosed in previous filings. This resolved the associated potential reduction in operating income of up to $800,0000. All amounts due under this receivable have now been collected in their entirety.

Cash used to support inventory, prepaid expenses, and other assets was approximately $936,000 and $4,072,000 during the first nine months of fiscal years 2003 and 2002, respectively. The decrease in cash used during fiscal year 2003 is due to the difference in the inventoried rate variance between fiscal year 2003 and fiscal year 2002. In fiscal year 2003, we inventoried a favorable rate variance, which decreased inventory balances, and in fiscal year 2002 we inventoried an unfavorable rate variance that increased inventory balances.

Refundable income taxes did not provide any cash during the first nine months of fiscal year 2003, but provided approximately $5,053,000 during the first nine months of fiscal year 2002. This included a federal tax refund of $6,181,000, which was partially offset by an adjustment of $1,128,000 to tax receivables due to a change in federal tax law during the second quarter of fiscal year 2002.

Net cash from investing activities. Cash used in investing activities during the first nine months of fiscal years 2003 and 2002 was approximately $18,146,000 and $981,000, respectively. The difference in cash used between the first nine months of fiscal years 2003 and 2002 is due to our purchases of available-for-sale securities of approximately $22,202,000 in the first nine months of fiscal year 2003, which is partially offset by sales of these securities of approximately $5,834,000 during the same period. We did not invest in available-for-sale securities during the first nine months of fiscal year 2002. Additions to property and equipment were approximately $1,778,000 and $981,000 during the first nine months of fiscal years 2003 and 2002, respectively. Fiscal year 2003 activities included computer equipment purchases of approximately $1,440,000.

Net cash from financing activities. Financing activities provided cash of approximately $2,759,000 during the first nine months of fiscal year 2003 and approximately $1,667,000 during the same period in fiscal year 2002. The source of cash provided by financing activities in both periods was the issuance of common stock under our employee stock purchase plan and stock option plans. The difference between cash provided in the first nine months of fiscal year 2003 and cash provided during the first nine months of fiscal year 2002 is primarily due to an increase in exercises of stock options during fiscal year 2003.

In addition, financing activities used cash for dividend payments as a result of the Board of Directors decision to announce a $0.25 per share annual dividend, payable over four quarters at the rate of $0.0625 per share per quarter. Dividends of approximately $646,000 and $668,000 were paid on May 16, 2003 and August 15, 2003, respectively, to shareholders of record at May 2, 2003 and August 1, 2003, respectively. Thereafter, dividends will be payable on November 14, 2003 and February 14, 2004 to shareholders of record at October 31, 2003 and January 30, 2004, respectively, and on such future dates that the Board of Directors may determine.

Cash is generated primarily from operating activities and employee stock activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the needs for signal intelligence products and services by the United States intelligence community.

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

Any reduction in government spending on signal reconnaissance could materially adversely impact our revenues, results of operations, and financial condition. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of our revenues. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions of their funding to pay for other programs. Future reductions in United States Government spending on signal reconnaissance or future changes in the kind of signal reconnaissance products or services required by the United States Government agencies could limit demand for our products and services, which would have a materially adverse effect on our operating results and financial condition.

Also, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of orders for signal reconnaissance by the defense and intelligence agencies that have historically been our major customers. We believe that the United States Government may compensate for the reduced order flow by these agencies with increases in orders from other Government agencies. However, our relationships with other Government agencies are not as strong as they are with the agencies with which we have historically dealt. A reduction in contracts from the agencies with which we have historically dealt may not be offset by contracts from other United States Government agencies. As a result, demand for our products and services could decline, resulting in a decrease in revenues, and could materially adversely affect our operating results and financial condition.

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

Our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, and contract closeouts. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Fluctuations in quarterly results, shortfalls in revenues or earnings from levels forecast by securities analysts, changes in estimates by analysts, competition, or announcements of extraordinary events such as acquisitions or litigation may cause revenues to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline. In addition, there can be no assurance that an active trading market will be sustained for our common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have been unrelated or disproportionately related to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock.

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

We may lose sales if our suppliers fail to meet our needs. Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition.

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

Our failure to protect our intellectual property may significantly harm our business. Our success and ability to compete is dependent in part on our proprietary technology. We license certain proprietary technology to customers, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed applications for several patents, two of which we currently hold, we cannot ensure that any patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. At August 1, 2003, the average days to maturity of our investment portfolio was 376 days. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. Our total cash and investments balance that was sensitive to interest rate risk at August 1, 2003 was approximately $34,469,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $327,434.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	August 1, 2003	October 31, 2002
Cash and cash equivalents	$5,414	$12,217
Short-term, available-for-sale securities:
Asset-backed securities	5,387	1,528
Corporate securities	8,199	4,020
Government securities	13,976	7,162
Money market securities	1,493 ------------	– ------------
	$34,469 =======	$24,927 =======

Item 4: Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in internal controls over financial reporting. During the fiscal quarter ended August 1, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reports on Form 8-K — None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc.
/James E. Doyle/ ------------------------------------------------------------------ James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 12 , 2003 ---------------------------

Applied Signal Technology, Inc.
Index to Exhibits
3.1 †	Second Amended and Restated Articles of Incorporation
3.2 †	Amended and Restated Bylaws
4.1 †	Specimen Common Stock Certificate
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
† Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).