Form 10-K
period 2003-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2004-01-27
CIK 741696

United States Securities and Exchange Commission Washington, D.C. 20549 Form 10-K (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2003 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________________ to ____________________.
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
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, without par value
Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
✓ Yes	No
Indicate by a check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by a check whether the registrant is an accelerated filer.
✓ Yes	No

Aggregate market value of the voting stock held by non-affiliates of the registrant:
Common Stock, without par value — $111,036,546 as of May 2, 2003, based on the closing price for the registrant’s common stock reported by the NASDAQ National Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of registrant’s common stock outstanding: Common Stock, without par value — 10,767,145 shares as of October 31, 2003.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Shareholders to be held March 10, 2004.

Index
Applied Signal Technology, Inc.

Part I

Item 1: Business

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth herein under "Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC) after the date of the Annual Report. These SEC filings, as well as our latest annual report, can be obtained through our website at www.appsig.com. In addition, hard copies can be obtained free of charge through our investor relations department.

Description of the Business

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in reconnaissance of telecommunication signals for intelligence gathering, a process referred to as signal intelligence (SIGINT). Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals. Our signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At inception in 1984, our efforts were primarily focused on processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems.

We were incorporated in California in 1984. Our principal executive offices are located at 400 West California Ave., Sunnyvale, CA, 94086, and our telephone number is (408) 749-1888. Our web site address is www.appsig.com. The information posted on our web site is not incorporated into this Annual Report. However, investors can obtain a copy of this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the SEC on our web site free of charge.

Signal Reconnaissance

Accurate and comprehensive information regarding foreign affairs and developments has become increasingly important to the United States Government. The political instability in certain regions such as the Middle East, Eastern Europe, Africa, and Central and South America and the ongoing counterterrorism campaign have heightened the United States Government’s need to be able to monitor activities in foreign countries. In order to obtain information about activities within foreign countries, the United States Government gathers and analyzes telecommunications signals emanating from those countries.

The ever-increasing commercial development of telecommunications equipment has led to a significant increase in the overall quantity of information communicated and an increase in the density of signals transmitted throughout the RF spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and in the global information network (such as the Internet) in recent years, resulting in a significant increase in the amount of information being communicated. Consequently, the requirement to develop signal reconnaissance equipment capable of collecting and processing an increased quantity of signals, as well as new types of signals, has increased significantly.

We devote significant resources toward understanding the United States Government’s signal reconnaissance goals, capabilities, and perceived future needs. We obtain information about these signal reconnaissance needs through frequent marketing contact between our employees and technical and contracting officials of the United States Government. In addition, we invest in research and development (R&D) activities that we anticipate will enable us to develop signal reconnaissance equipment that meets the future needs of the United States Government. We believe that we invest a greater percentage of our revenues in R&D than is typical among our competitors. (See "Research and Development" on page 9.)

Our signal reconnaissance products can be used, with or without further modification, to satisfy requirements of a variety of customers. Our products can be deployed readily in a wide variety of circumstances to meet current United States Government signal reconnaissance requirements.

The United States Government is beginning to provide increased funding for counterterrorism. Counterterrorism is focused on individuals and groups of individuals, and relies heavily on intelligence gathering. A key source for intelligence is SIGINT. SIGINT refers to all National Security information derived from interception and analysis of foreign instrumentation, communications, and electronic signals, many of which are protected by codes and other complex countermeasures. We believe we are a pre-eminent resource to the United States Government, providing SIGINT products, systems, and services.

Strategy

Our objective is to anticipate the needs of the signal reconnaissance marketplace and to invest in research and development so we can provide solutions before our competitors. In some cases, our solution is to develop equipment or services that address new telecommunications technologies. In other cases, our solution is to develop equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. Our strategy to accomplish these objectives focuses on the following elements:

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

Invest in research and development. We invest in research and development that we believe will enable us to develop equipment and services that will satisfy the future signal reconnaissance needs of our customers. We believe that we invest a greater percentage of our revenues in R&D than is typical among our competitors. This, in turn, often enables us to introduce products that meet marketplace demands before our competitors. An important aspect of our R&D efforts is the understanding of telecommunication trends in order to anticipate the future signal processing needs of our customers. Not only does this allow us to direct R&D engineering efforts to produce solutions promptly once a customer expresses a requirement, but it often allows us to educate the customer about potential requirements and simultaneously present a conceptual solution to those requirements.

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

Focus on signal processing. Since inception, we have focused our attention on developing signal processing equipment and services. We believe that there have been and will continue to be opportunities to develop specialized signal processing equipment and services to satisfy emerging technological requirements.

Increase business with existing customers and broaden customer base. We believe that our current customers offer opportunities for sales growth through sales of additional units of developed products and through contracts to develop new products. Accordingly, we direct much of our marketing efforts toward these customers in order to increase our penetration of these markets. Additionally, we continue to try to broaden our customer base by increasing marketing efforts toward military signal reconnaissance and by evaluating law enforcement opportunities.

Products

Our products consist of signal collection and processing equipment that uses software and hardware that we developed over many years. This software and hardware enables our processing equipment to evaluate large numbers of radio frequency signals and to select the relatively small proportion that contains information likely to be useful in the signal reconnaissance programs of the United States Government. We offer a variety of signal reconnaissance products that can be categorized as follows.

Voice grade channel processors. These processors are designed to process voice grade channels (VGCs), which carry audio and other signals. The standard telecommunication systems used throughout the world put a large number of VGCs on a single carrier channel to increase the number of signals that can be transmitted at a particular frequency. Our VGC processors can scan thousands of signals in less than one second, evaluate their characteristics, and use sophisticated processing technology to detect and record relevant data that is then analyzed by United States Government personnel. Our VGC processors currently range in price from approximately $40,000 to approximately $200,000.

Wideband processors. These processors "clean" telecommunication signals for further processing by VGC processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortions that these processors correct are multipath interference (caused by the reception of a signal and its reflections) and co-channel interference (caused by the reception of multiple interfering signals). Commercial telecommunication companies overcome these distortions with careful alignment and tuning that requires interruption of the telecommunication signals. Our wideband processors perform this alignment independently and automatically by using proprietary adaptive algorithms that let the processors "learn" how to adjust their parameters to process the incoming signals. One of our wideband products processes signals that carry thousands of VGCs in a globally used digital format that is particularly susceptible to distortions. Our wideband processors currently range in price from approximately $80,000 to approximately $150,000.

Collection products. We offer a limited number of signal collection products designed to complement some of our processing products. Our collection products include a low-cost, small receiver that collects very complex signaling formats, and a receiver that optimizes multiple antenna inputs to overcome co-channel interference and certain forms of multi-path interference. Our collection products currently range in price from approximately $20,000 to approximately $60,000.

Software Solutions. Software solutions are based upon the use of commercial off-the-shelf technologies. With current state-of-the-art computer and component technologies (for example, field-programmable gate arrays, Pentium processors, G4 processors), signal reconnaissance requirements can many times be met by utilizing off-the-shelf "compute engines." We develop our products so the signal processing can be performed in these engines when applicable. These solutions are then offered either as an open architecture signal reconnaissance product or as a software solution. Typical software licensing prices vary from $5,000 to $25,000 per license.

Systems

Systems Development. We also develop and deliver entire SIGINT systems in situations where the capabilities of our products formulate the majority of the system capability. These systems include our custom developed system software, and the integration of the appropriate compilation of our products (VGC and wideband processors, collection) as well as, at times, the integration of other vendors’ products.

Pricing for processing systems can vary widely depending on systems requirements and may range from one to tens of millions of dollars.

Systems Integration. In more recent years, we have applied our SIGINT expertise to integrate signal processing systems comprised mainly of other vendors’ products. These system integration efforts are usually performed at a customer’s facility or SIGINT site (many times in foreign countries). These contracts may include the development of system software, the physical integration of other vendors’ products, and the final system testing to verify performance. These contracts many times include on-going maintenance and mission management efforts. These contracts can range from $500,000 to millions of dollars.

Services

Engineering services are performed for current operational SIGINT systems. Examples of these services are: 1) evaluation of current performance; 2) engineering improvements for performance enhancement; 3) evaluation of signals being processed to develop system operation techniques that can improve the intelligence gathering; 4) on-going mission management of a system; and 5) customer training in the usage of our standard products.

Customers, Contracts, and Marketing

Customers

Since our inception, purchases by the United States Government have accounted for almost all of our revenues. These purchases occur in two ways: contracts directly with the government, and subcontracts to prime contractors. Direct contracts with the United States Government accounted for approximately 59%, 61%, and 55% of revenues in fiscal years 2003, 2002, and 2001, respectively. The subcontracts under which we supply products or services to prime contractors that have contracts with the United States Government accounted for approximately 39%, 34%, and 38% of revenues in fiscal years 2003, 2002, and 2001, respectively.

Our United States Government customers consist of approximately six military and intelligence agencies that have signal reconnaissance needs. Within the six major customers, we have contracts with approximately 20 different offices, each with separate budgets and contracting authority. Our largest contract and its follow-on effort accounted for 19%, 11%, and 8% of revenues in fiscal years 2003, 2002, and 2001, respectively.

The following table identifies the source of our revenues for fiscal years 2003, 2002, and 2001 by major market.

	FY03	FY02	FY01
Intelligence Agencies	84%	76%	74%
Military	14%	19%	19%
Law Enforcement	1%	—	—
Foreign	1%	3%	4%
Commercial	—	2%	3%

Two intelligence agencies accounted for approximately 30% and 54% of revenues in fiscal year 2003; 33% and 43%, respectively, of revenues in fiscal year 2002; and approximately 39% and 35%, respectively, of revenues in fiscal year 2001.

One branch of the military accounted for 10%, 12%, and 6% of revenues for fiscal years 2003, 2002, and 2001, respectively.

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

The following table identifies the allocation of revenues for fiscal years 2003, 2002, and 2001 between contracts awarded on a sole-source basis and contracts awarded on a competitive basis.

	FY03	FY02	FY01
Sole-Source Contracts	81%	91%	81%
Competitive Contracts	19%	9%	19%

Sole-source or competitive-bid contracts can be either fixed-price contracts, where we agree to deliver equipment for a fixed price and we assume the risk of cost overruns, or they can be cost-reimbursement contracts, where we are reimbursed for our direct and indirect costs and paid a negotiated profit. Historically, we have achieved greater profit margins from our fixed-price contracts than from our cost-reimbursement contracts.

The following table identifies the source of revenues for fiscal years 2003, 2002, and 2001 by contract type:

	FY03	FY02	FY01
Cost-Reimbursement Contracts	73%	59%	68%
Fixed-Price Contracts	27%	41%	32%

We believe that our mix of contract types in fiscal year 2004 will be similar to fiscal year 2003.

Most of our fixed-price contracts are for the manufacture of multiple units of our established products, rather than the development of new products. We believe that the risk of cost overruns is much less in the case of fixed-price manufacturing contracts, where the product has already been developed and at least a prototype made, than in the case of fixed-price development contracts.

We are subject to price redetermination on certain fixed-price United States Government contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2003, 2002, and 2001, we did not have a claim sustained against us for noncompliance with these regulations.

Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, terminations could adversely affect our operating results. Under contracts terminable at the convenience of the United States Government, a contractor is generally entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the United States Government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. During fiscal year 2001, we received unanticipated contract closeout notifications on three significant engineering development contracts for the convenience of the other contracting party. These closeouts contributed, in part, to our need to reduce our cost structure during fiscal year 2001. There were no such notifications in fiscal year 2002 or 2003.

Marketing

Our primary marketing efforts consist of personal contact between our technical personnel and technical representatives of existing and potential customers. We involve all technically qualified staff members in our marketing program. We believe that it is extremely important to have technically knowledgeable staff make marketing contacts since an initial system concept is often developed during the first marketing contact.

In addition to our primary technical marketing, we also conduct marketing activities designed to increase our visibility with existing and potential customers. Each year we conduct equipment shows in the Washington, D.C. area, demonstrating the operation of many of our signal reconnaissance products. Additionally, we use direct mail and magazine advertising from time to time to inform potential customers of available products. We also produce a signal reconnaissance product summary catalog and a quarterly technical newsletter for direct mailing.

Backlog

Our backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $87,074,000, $42,298,000, and $32,085,000, at October 31, 2003, 2002, and 2001, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. We include a contract in backlog when the contract is signed by us and by our customer. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in our contracts. (See Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Backlog.") Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.

Research and Development

We conduct R&D pursuant to United States Government R&D contracts and as part of our own R&D investment. We believe that our investment in R&D provides us with a significant competitive advantage. Research and development expenses incurred by us were approximately $7,526,000, $8,798,000 and $17,122,000 in fiscal years 2003, 2002, and 2001, respectively. As a percent of revenue, R&D equated to 7.9%, 11.6%, and 23.3% in fiscal years 2003, 2002, and 2001 respectively. Although our spending has declined in recent years, we believe our R&D investment, as a percentage of revenue, is still greater than that of our competitors.

In fiscal year 2003, our R&D program was funded entirely by the billing rates charged to our customers. In fiscal years 2002 and 2001, a portion of our R&D costs was funded by our own investment, which was not reimbursed by our customers.

We seek to develop technology capable of addressing new telecommunications signal processing requirements before our competitors. In addition, we focus R&D on developing products and services that can be used, with or without further modification, to satisfy various needs of a variety of customers, thereby permitting us to offer a solution promptly. We attempt to allocate R&D funds to research intended to yield revenues within one to two years and research intended to yield revenues in two to five years. Most of our R&D expenditures are for projects intended to yield revenues within one to two years.

Company Divisions

Applied Signal Technology, Inc. is organized into a Technical Operations Group and a Finance Division. The Technical Operations Group has three divisions. Two of these divisions–Wireless Communications Systems Division and Multichannel Systems Division–are engineering divisions that are primarily responsible for conducting all R&D activities as well as the initial development of products. The third division is the Operations Division that is primarily responsible for manufacturing multiple units of products. All of the divisions work together to ensure that production-related issues such as manufacturability, reliability, and maintainability are addressed from initial product definition through final product shipment. As of January 2, 2004, there were 258 employees in the engineering divisions and 63 employees in the Operations Division. (See "Employees" on page 12.)

Engineering

The engineering divisions are responsible for all of our R&D activities. Our R&D activities include both United States Government development contracts and our own R&D projects. The activities of the engineering division are directed toward developing products that will ultimately be produced by the Operations Division, and solutions that will be sold as software licenses or open architecture equipment. The engineering divisions work in conjunction with the Operations Division to assure that the product development efforts will culminate in a product that can be manufactured efficiently in quantity.

In addition to corporate headquarters in Sunnyvale, California, we maintain engineering offices in Herndon, Virginia; Annapolis Junction, Maryland; Salt Lake City, Utah; and Hillsboro, Oregon. As of January 2, 2004, there was a total of 82 employees in these locations. Most are technical personnel and, in addition to marketing activities, they are involved in R&D and customer support such as installation, training, and troubleshooting.

Operations

The Operations Division is responsible for manufacturing multiple units of products. By combining engineering and production expertise within the Operations Division, we are able to maximize manufacturing efficiency and, therefore, reduce overall production costs. The Operations Division uses batch production methods to manufacture products. The division’s extensive cross-training of personnel enables workers to participate in the production of all products and this achieves labor efficiency. The division is also responsible for managing purchases of goods and services, including third-party manufacturing and assembly services.

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

The competition for competitive-bid contracts differs from the competition for sole-source contracts. Companies competing for competitive-bid contracts prepare bids and proposals in response to either commercial or government requests and typically compete on price. Potential suppliers compete informally for sole-source contracts through R&D investment and marketing efforts. Companies competing for sole-source contracts attempt to identify the customer’s requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the customer has identified a signal processing requirement. The principal factors of competition for sole-source contracts include: investments in R&D; the ability to respond promptly to government needs; and product price relative to performance, quality, and customer support. We believe that we compete favorably on each of these factors.

Proprietary Rights

The United States Government has rights to most of the technology that we have developed under government contracts, including rights to permit other companies, including our competitors, to use this technology to develop products for the United States Government. We are not aware that the United States Government has exercised these rights related to our products.

We have filed patent applications for certain technologies that we developed. As of October 31, 2003, we had two issued patents and one patent application pending. We believe that, given the rapidly changing nature of signal collection and processing technology, our future success will depend primarily upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology or that our pending patent application will be approved. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated, or circumvented; that any rights granted under these patents will provide us adequate protection; or that there will be sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Although we do not believe that we are infringing upon the intellectual property rights of others, it is possible that such a claim will be asserted against us in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, we could experience loss or cancellation of customer orders, product shipment delays, or could subject us to significant liabilities to third parties. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to continue selling our products. Royalty or licensing agreements, if required, may not be available under acceptable terms or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a material adverse effect on our business.

Government Regulations

Many of our operations are subject to compliance with regulatory requirements of federal, state, and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety, and protection of the environment. Most importantly, we must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalties for nonperformance or misrepresentation in the course of negotiations. Failure to comply with our government procurement or contracting obligations or security obligations could result in penalties imposed against us or suspension from government contracting, which would prevent us from selling our products to the United States Government, severely limiting our ability to operate our business and generate revenue, resulting in a material adverse effect on our financial condition and operating results. (See Item 1: "Business–Customers, Contracts, and Marketing" on page 7 .)

While compliance with applicable regulations has not adversely affected our operations in the past, we cannot be sure that we will continue to be in compliance in the future or that these regulations will not change, resulting in increased operational costs.

Employees

As of January 2, 2004, we had 425 employees. Our business requires that a large number of our technical employees obtain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in signal reconnaissance marketing require the appropriate clearances to meet with government technical representatives and discuss the government’s needs. We have a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 68% of our staff has security clearances. Our success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom could adversely affect our business materially.

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

Any reduction in government spending on signal reconnaissance could materially adversely impact our revenues, results of operations, and financial condition materially. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of our revenues. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding to pay for other programs. Future reductions in United States Government spending on signal reconnaissance or future changes in the kind of signal reconnaissance products or services required by the United States Government agencies could limit demand for our products and services, which would have a material adverse effect on our operating results and financial condition.

Also, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of orders for signal reconnaissance by the defense and intelligence agencies that have historically been our major customers. We believe that the United States Government may compensate for reduced order flow by these agencies with increases in spending for signal reconnaissance by other Government agencies. However, our relationships with other Government agencies are not as strong as our relationships with current customer agencies. A reduction in contracts from our customer agencies may not be offset by contracts from other United States Government agencies. Even if other agencies increase spending for signal reconnaissance, we may not secure the same amount of work from such other agencies. As a result, demand for our products and services could decline, resulting in a decrease in revenues, and could adversely affect our operating results and financial condition materially.

If we are unable to comply with complex government regulations governing security and contracting practices, we could be disqualified as a supplier to the United States Government. As a supplier to United States Government defense and intelligence agencies, we must comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we will lose most, if not all, of our customers, revenues from sales of our products would decline significantly, and our ability to continue operations would be seriously jeopardized. Among the causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Depending on the results of these audits and investigations, the government may make claims against us.

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

Continued competition in our markets may lead to a reduction in our revenues and market share. The signal reconnaissance market is highly competitive and we expect that competition will increase in the future. Our current competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. We expect that more companies will enter the market for SIGINT. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins, or loss of market share, any of which could significantly harm our business. Our competitors may introduce improved products with lower prices, and we will have to do the same to remain competitive.

If we are unable to recruit, train, and retain key personnel, our ability to develop, introduce, and sell our products may be adversely impacted. Our ability to execute our business plan is contingent upon successfully attracting and retaining qualified employees. Management believes that there has been a change in the local California economy where we must compete for talent in the telecommunications sector. In California, it has not been as difficult to recruit new staff capable of obtaining the necessary security clearances in fiscal years 2003 and 2002 as in prior years. (See "Employees" on page 12.) If we fail to attract and retain qualified employees who can obtain the necessary security clearances, our business could be significantly harmed. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could negatively impact our ability to develop, introduce, and sell our products. In addition, employees may leave us and subsequently compete against us.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. For example, in fiscal year 2001, we received unanticipated contract closeout notifications on three significant engineering contracts for the convenience of the other contracting party. These closeouts contributed, in part, to our need to reduce our cost structure during fiscal year 2001. There were no such notifications in fiscal years 2002 and 2003. There can be no assurance that such terminations will not occur in the future.

Our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, and contract closeouts. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Fluctuations in quarterly results, competition, or announcements of extraordinary events such as acquisitions or litigation may cause revenues to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline. In addition, there can be no assurance that an active trading market will be sustained for our common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products or enhancements that achieve market acceptance. The market for our products is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, and evolving industry standards. We believe that we have been successful to date in identifying certain signal reconnaissance needs early, investing in research and development to meet these needs, and delivering products before our competitors. We believe that our future success will depend upon continued development and timely introduction of products capable of collecting or processing new types of telecommunications signals. However, we expect that new technologies will continue to emerge. Our future performance will depend on the successful development, introduction, and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. There can be no assurance that we will be able to develop and market new products successfully in the future or respond effectively to technological changes, such as data encryption technology and others, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.

We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or to license these technologies from third parties. Product development delays may result from numerous factors, including:

•	Changing product specifications and customer requirements
•	Difficulties in hiring and retaining necessary technical personnel
•	Difficulties in reallocating engineering resources and overcoming resource limitations
•	Difficulties with contract manufacturers
•	Changing market or competitive product requirements
•	Unanticipated engineering complexities

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

Delays in the receipt of engineering contracts could negatively impact our business. During our history, we have experienced delays in the receipt of certain engineering development contracts. While we work closely with our customers to try to capture what we believe to be sole-source orders, delays in the receipt of such orders could result in revenues falling short of estimates. In addition, gross margins and net income will decrease if we elect to hold our cost structure in place while awaiting the award of delayed contracts.

Our failure to protect our intellectual property may significantly harm our business. Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology to customers, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed applications for several patents, two of which we currently hold, we cannot ensure that any patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources, and could significantly harm our business.

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

Item 2: Properties

Our corporate offices, located in Sunnyvale, California, also serve as our primary research and development, engineering, production, marketing, and administrative center. As of October 31, 2003, we leased five buildings totaling approximately 266,077 square feet under a lease that expires in March 2012.

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

Our business requires that we maintain a facility clearance, sponsored and approved by the United States Government, at each of our offices. This approval could be suspended or revoked if we are found not to have complied with security regulations applicable to such facilities. Any revocation or suspension of such approval that materially delayed delivery of our products to customers would materially adversely impact our ability to manufacture and sell our products and operate our business. Although we have adopted policies directed at assuring our compliance with relevant regulations, there can be no assurance that the approved status of our facilities will continue without interruption.

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

Part II

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

Selected Common Stock Data

Our common stock was first offered to the public on March 26, 1993. Since the initial public offering, the stock has been traded on the NASDAQ National Market under the symbol "APSG." As of January 2, 2004 we had approximately 367 shareholders of record. The following table sets forth the range of high, low, and last sale prices for our common stock over the eight quarters ending October 31, 2003. The "last" price per share in the table represents the closing price on the last trading day of the quarter. The quotations represent inter-dealer quotations, without retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.
	High	Low	Last	Share Volume in 000s
Fiscal Year ended October 31, 2002
First quarter	$12.34	$7.00	$10.01	4,260.6
Second quarter	$10.50	$8.33	$9.45	1,729.0
Third quarter	$12.80	$9.02	$10.25	4,201.4
Fourth quarter	$11.51	$7.41	$9.01	2,304.0
Fiscal Year ended October 31, 2003
First quarter	$12.12	$8.45	$11.50	2,639.7
Second quarter	$14.94	$11.19	$12.47	5,109.2
Third quarter	$19.63	$11.58	$18.24	7,662.0
Fourth quarter	$22.41	$17.15	$20.70	4,437.0

In the second quarter of fiscal year 2003, the Board of Directors announced a $0.25 per share annual dividend, payable over four quarters at the rate of $0.0625 per share per quarter. Dividends of approximately $646,000, $668,000, and $673,000 were paid on May 16, 2003, August 15, 2003, and November 14, 2003, respectively, to shareholders of record at May 2, 2003, August 1, 2003, and October 31, 2003, respectively.

In November 2003, the Board of Directors increased the annual dividend to $0.50 per share, payable over four quarters at the rate of $0.125 per share per quarter. Dividends will be payable February 13, 2004, May 14, 2004, August 13, 2004, and November 12, 2004 to shareholders of record at January 30, 2004, April 30, 2004, July 30, 2004, and October 31, 2004, respectively, and on such future dates that the Board of Directors may determine.

We paid no dividends during fiscal year 2002, and approximately $1,733,000 during fiscal year 2001.

The payment of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board of Directors may deem relevant.

Equity Compensation Plan Information

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to our proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended October 31, 2003.

Item 6: Selected Consolidated Financial Data

(In thousands, except per share data)

Summary of Operations:	Year Ended October 31,
	2003	2002	2001	2000	1999
Revenues from contracts	$95,384	$76,184	$73,489	$104,595	$115,541
Operating expenses:
Contract costs	63,335	49,067	52,199	64,000	70,109
Research and development	7,526	8,798	17,122	16,970	12,913
General and administrative	15,337	15,160	20,451	20,055	17,245
Restructuring costs	— -----------	— -----------	2,689 -----------	— -----------	— -----------
Total operating expenses	86,198 -----------	73,025 -----------	92,461 -----------	101,025 -----------	100,267 -----------
Operating income (loss)	9,186	3,159	(18,972)	3,570	15,274
Interest income (expense), net	510 -----------	34 -----------	435 -----------	1,084 -----------	672 -----------
Income (loss) before provision (benefit) for income taxes	9,696	3,193	(18,537)	4,654	15,946
Provision (benefit) for income taxes	1,031 -----------	(728) -----------	(6,154) -----------	977 -----------	6,059 -----------
Net income (loss)	$8,665 =======	$3,921 =======	($12,383) =======	$3,677 =======	$9,887 =======
Cash dividends declared per common share	$0.1875	—	$0.125	$0.25	$0.125
Net income (loss) per common share:
Basic	$0.83	$0.40	($1.31)	$0.42	$1.17
Diluted	$0.80	$0.39	($1.31)	$0.41	$1.14
Number of shares used in calculating net income (loss) per common share:
Basic	10,459	9,889	9,417	8,802	8,433
Diluted	10,863	10,061	9,417	9,041	8,696
Financial Position at End of Fiscal Year:	Year Ended October 31,
	2003	2002	2001	2000	1999
Working capital	$63,555	$50,191	$41,207	$48,258	$45,009
Total assets	89,947	73,824	66,642	85,149	84,034
Retained earnings	45,021	38,343	34,422	47,968	46,504
Shareholders’ equity	76,218	64,973	59,317	70,757	64,433

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price" on page 12.

Overview

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in reconnaissance of telecommunications signals for intelligence gathering, a process referred to as signal intelligence. Our primary customer is the United States Government.

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

Our contracts can be divided into two major types: firm fixed price and cost reimbursement. Firm-fixed-price contracts are typically characterized by negotiated prices for efforts that involve little or no development risk. Cost risks associated with building and delivering products under fixed-price contracts are borne solely by the contractor.

Cost-reimbursement types of contracts are characterized by negotiated target costs and fees, and are generally associated with engineering development work where there is a high degree of risk and uncertainty. Although risks associated with cost-reimbursement contracts are borne by the customer, we cannot exceed contract ceilings without the approval of our customer.

The following table represents the revenue concentration by contract type:

	FY03	FY02	FY01
Cost-Reimbursement Contracts	73%	59%	68%
Fixed-Price Contracts	27%	41%	32%

Based on our ending backlog for fiscal year 2003, we believe that the mix of contract types in fiscal year 2004 will be similar to fiscal year 2003.

Cost-reimbursement contracts can include fixed fees, incentive fees, or award fees. In the case of cost-plus-fixed-fee contracts, the fee dollars are negotiated and fixed at the inception of the contract. Cost-plus-incentive-fee contracts include a negotiated fee that may be adjusted during the performance of the contract by a formula based on the relationship of total allowable costs to total target costs. Cost-plus-award-fee contracts can include fees consisting of a base amount that is fixed at the inception of the contract and an award amount that is earned in whole or in part during the performance of the contract based upon the evaluation of the customer.

In fiscal year 2003, we experienced significant revenue growth, which we believe was a result of increased spending by the U.S. Government on signal intelligence solutions. We believe the U.S. Government’s emphasis on protecting U.S. citizens, due to the current world state of affairs, has created a renewed emphasis upon signal intelligence gathering.

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

Revenue and cost recognition. The majority of our contracts, which are with the U.S. Government, are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are transacted using written contractual arrangements, most of which require us to design, develop, manufacture and/or modify our complex products, and perform related services according to specifications provided by the customer. We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. We account for cost-reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.

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

Award fee recognition. Our policy for recognizing interim fee on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned. Actual fees awarded are typically within management’s estimates. However, changes could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.

Indirect rate variance. We record contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record reserves for any permanent variances in the period they become known. We have determined that this estimate is the preferred practice used within our industry.

Our accounting policy is based on management’s belief that such interim variances, if deemed recoverable, will be absorbed by expected contract activities during the remainder of the year. If contract activities do not reach planned levels, there are alternatives we may utilize to absorb the variance: we can adjust some of our planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense based on reduced estimates of future contract activities.

At the end of fiscal year 2003, there was a charge to profit of $1,107,000 for a bonus payment to our employees that was not recovered in our billing rates to our customers.

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

Income taxes. Our income tax expense at interim reporting periods is based on an estimated effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate. Historically, the variance from the statutory rate has been mainly due to expected benefits from R&D credits and the reversals of valuation allowances.

Operating Results–Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, our backlog:

	Year Ended October 31,
	2003	2002	2001
Revenues from contracts	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	66.4%	64.4%	71.0%
Research and development	7.9%	11.6%	23.3%
General and administrative	16.1%	19.9%	27.8%
Restructuring costs	— -------	— -------	3.7% -------
Total operating expenses	90.4% -------	95.9% -------	125.8% -------
Operating income (loss)	9.6%	4.1%	(25.8%)
Interest income (expense), net	0.5% -------	— -------	0.6% -------
Income (loss) before provision (benefit) for income taxes	10.2%	4.1%	(25.2%)
Provision (benefit) for income taxes	1.1% -------	(1.0%) -------	(8.4%) -------
Net income (loss)	9.1% ======	5.1% ======	(16.8%) ======
Backlog (thousands of dollars)	$87,074	$42,298	$32,085

Results

In fiscal year 2003, new orders increased approximately 61%, which created a 25% increase in revenues and a 106% increase in ending backlog, when compared to fiscal year 2002. In addition, our operating expenses grew at a lower rate than revenues. The growth in revenue, in conjunction with controlled spending, led to a 121% increase in net income during fiscal year 2003 over fiscal year 2002. We believe the increase in revenues is the result of the U.S. Government’s renewed interest in spending on signal intelligence solutions.

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

Revenues

Revenues were approximately $95,384,000, $76,184,000, and $73,489,000 for fiscal years 2003, 2002, and 2001, respectively. Revenues increased by 25% during fiscal year 2003 over fiscal year 2002 and by 4% during fiscal year 2002 over fiscal year 2001. The increase in engineering development efforts designed to provide a variety of signal intelligence solutions to the U.S. Government was the primary reason for the significant increase in revenues during fiscal year 2003. In fiscal year 2002, we experienced an increase in our standard product sales over fiscal year 2001.

The following table identifies the source of our revenues for fiscal years 2003, 2002, and 2001 by major market:

	FY03	FY02	FY01
Intelligence Agencies	84%	76%	74%
Military	14%	19%	19%
Law Enforcement	1%	—	—
Foreign	1%	3%	4%
Commercial	—	2%	3%

Within the major markets, two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration from each significant customer.

	FY03	FY02	FY01
First Intelligence Agency	30%	33%	39%
Second Intelligence Agency	54%	43%	35%
One Branch of the Military	10%	12%	6%

Revenues from the U.S. Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue between those two categories.

	FY03	FY02	FY01
Direct Purchases	59%	61%	55%
Subcontracts	39%	34%	38%

In addition, our largest contract and its follow-on effort accounted for approximately 19%, 11%, and 8% of revenues in fiscal years 2003, 2002, and 2001, respectively.

Backlog

Our backlog consists of anticipated revenues from new contracts and from the yet-to-be completed portions of existing contracts (excluding unexercised options). At the end of fiscal year 2003, ending backlog was approximately $87,074,000, representing a 105.9% increase from fiscal year 2002 ending backlog of approximately $42,298,000. The dramatic increase to the ending backlog balance of fiscal year 2003 was due to new orders of approximately $67,242,000 during the fourth quarter. During fiscal year 2002, backlog increased by 31.8% from fiscal year 2001 ending backlog of $32,085,000. The increase in backlog during fiscal year 2002 was primarily due to an increase in new orders generated during the year, when compared to fiscal year 2001.

Contract Costs

Contract costs consist of direct costs incurred on contracts such as labor, materials, and manufacturing overhead costs. Contract costs were approximately $63,335,000, or 66.4% of revenues in fiscal year 2003, compared to approximately $49,067,000, or 64.4%, of revenues in fiscal year 2002, and approximately $52,199,000, or 71.0%, of revenues in fiscal year 2001. The increase in contract costs during fiscal year 2003 compared to fiscal year 2002 is a result of an increase in our cost-reimbursement contracts, since these contracts are typically negotiated for a smaller profit. Contract costs decreased during fiscal year 2002 from fiscal year 2001 due to the lower cost structure that resulted from the fiscal year 2001 restructuring activities.

Research and Development Expenses

Company-directed investment in research and development consists of expenditures recoverable from customers through billing rates and expenditures funded by us from operations. Research and development expenses were approximately $7,526,000, or 7.9%, of revenues in fiscal year 2003, compared to approximately $8,798,000, or 11.6%, of revenues in fiscal year 2002, and approximately $17,122,000, or 23.3%, of revenues in fiscal year 2001. The decrease in research and development costs in fiscal year 2003 is due to management’s decision to allocate labor resources to meet our contractual commitments and reduce overall R&D spending during fiscal year 2003. The decrease in spending during fiscal year 2002 compared to fiscal year 2001 was the result of management’s decision to return research and development expenses to historical levels. In addition, fiscal year 2001 costs included approximately $2,758,000 by our reintegrated subsidiary corporations.

General and Administrative Expenses

General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs related to product warranties, and other administrative costs. General and administrative expenses were approximately $15,337,000, or 16.1%, of revenues in fiscal year 2003 compared to approximately $15,160,000, or 19.9%, of revenues in fiscal year 2002 and approximately $20,451,000, or 27.8%, of revenues in fiscal year 2001. In fiscal year 2003, general and administrative expenses decreased as a percentage of revenue as a result of management’s decision to hold our cost structure in place. We determined that our current cost structure could support our current revenue levels. General and administrative expenses decreased in fiscal year 2002 when compared to spending levels in fiscal year 2001 due to a lower operating cost structure.

Restructuring Costs

There were no restructuring costs in fiscal years 2003 and 2002. During fiscal year 2001, we implemented cost reduction actions resulting in restructuring costs of $2,689,000. Cost reduction actions included a workforce reduction of 168 employees, which included 110 technical employees and 58 administrative employees. This represented a 31% reduction in the number of employees during fiscal year 2001. The restructuring costs included severance-related benefits of approximately $1,276,000, the write-off of leasehold improvements associated with vacated facilities of approximately $1,747,000, and other associated restructuring costs of $85,000. Restructuring costs were partially offset by the reversal of deferred rent associated with terminated facility leases of approximately $419,000. The deferred rent balance had been recorded over several years beginning with the inception of the lease term and represented the difference between amounts paid for rent expense and the amounts recognized in the statement of operations on a straight-line basis.

Interest Income (Expense), Net

Net interest income for fiscal year 2003 was approximately $510,000 compared to approximately $34,000 and $435,000 of net interest income in fiscal years 2002 and 2001, respectively. Cash and investment balances at the beginning of fiscal year 2003 were greater than at the beginning of fiscal year 2002, and therefore generated more interest income in fiscal year 2003. In addition, interest activities in fiscal year 2002 included interest payments of approximately $207,000 related to federal and state tax liabilities, which caused a decrease in net interest income from fiscal year 2001.

Income Taxes

The effective tax rate for fiscal year 2003 is 11%, compared to a benefit rate of 23% for fiscal year 2002 and a benefit rate of 33% for fiscal year 2001. The effective tax rate at the end of fiscal year 2003 differs from the federal statutory rate and our estimated effective tax rate at the end of the third quarter, primarily due to the reduction of a valuation allowance that was originally recorded in fiscal year 2001. The valuation allowance was reduced in the fourth quarter due to the availability of potential carryback refunds for taxes paid in fiscal year 2003.

The 2002 benefit of approximately $728,000 was comprised of a federal benefit of $794,000 partially offset by a miscellaneous state income tax expense of $66,000. The 2002 effective tax rate differs from the federal statutory rate primarily due to federal and state tax credits, the usage of valuation allowance, and a benefit as result of a tax law change during fiscal year 2002, which allowed us to recover additional taxes paid in prior years.

In fiscal year 2001, we recorded an income tax benefit of approximately $6,154,000 as the result of operating losses that were carried back to recover taxes paid in prior years.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during fiscal year 2003 were the cash flows generated from operations and the issuance of common stock through our employee stock purchase plans.

During the fourth quarter of fiscal year 2003, a misclassification was discovered in the previously reported October 31, 2002 balance sheet and cash flow statement. At October 31, 2002, approximately $502,000 of asset-backed securities was misclassified on the balance sheet as cash and cash equivalents instead of as short-term investments. The misclassification has no impact on our statement of operations for any period, including revenues and net income. The October 31, 2002 consolidated balance sheet and fiscal year 2002 consolidated statement of cash flows in this report have been changed to reflect the correct classification.

Cash from operating activities. Net cash from operating activities has fluctuated significantly from year to year. Net cash provided was approximately $14,859,000 in fiscal year 2003 and $15,083,000 in fiscal year 2002. For fiscal year 2001, operating activities used cash of approximately $6,357,000. The year-to-year variances are primarily the result of changes in net income (loss), accounts receivable, refundable income taxes, inventories held by us, and accounts payable and accrued liabilities.

Net income for fiscal years 2003 and 2002 was approximately $8,665,000 and $3,921,000, respectively, which contrasts to a net loss in fiscal year 2001 of approximately $12,383,000. Net income increased in fiscal year 2003 due, in part, to a significant growth in revenues, and in part, to our operating expenses experiencing proportionately less growth than revenue. The fiscal year 2002 net income was primarily due to our lower operating cost structure, which was the result of the fiscal year 2001 restructuring activities. The fiscal year 2001 net loss was due to a reduction in revenues; absorption of indirect contract costs incurred to lower our billing rates; an investment of approximately $5,805,000 in research and development, which was not reimbursed through the billing rates; the occurrence of subsidiary losses of approximately $6,712,000; and restructuring costs of approximately $2,689,000.

Accounts receivable balances increased by approximately $1,935,000 and $590,000 during fiscal years 2003 and 2002, respectively. In contrast, accounts receivable balances decreased by approximately $8,186,000 in fiscal year 2001. Our billed and unbilled receivables balances increased during fiscal year 2003, which was a result of our increase in revenues. The fluctuation of accounts receivable in fiscal year 2002 was driven primarily by two factors. First, our forward loss balance reduced by approximately $885,000, which was an element of unbilled receivables. Second, increased efficiency in our collection process led to an overall decrease of our billed receivables. The net effect created an increase in total accounts receivable. The decrease in accounts receivable in fiscal year 2001 is due, primarily, to a decline in sales of our products and services and, in part, to a $257,000 charge for doubtful accounts.

In fiscal year 2003, we collected the remaining $500,000 of a problematic accounts receivable item disclosed in fiscal year 2002. This resolved a potential reduction in operating income of up to $800,000. All amounts due under this receivable have now been collected in their entirety.

Cash provided by refundable income taxes for fiscal years 2003 and 2002 was zero and approximately $5,053,000, respectively. We received a federal tax refund in fiscal year 2002, which was recorded in fiscal year 2001.

Cash used for inventories, prepaid expenses, and other current assets was approximately $1,078,000 in fiscal year 2003. In contrast, these activities provided cash of approximately $357,000 and $4,151,000 in fiscal years 2002 and 2001, respectively. Fiscal year 2003 activities included an increase in prepaid expenses and other current assets of approximately $1,462,000, which was primarily driven by an increase to deferred tax assets of approximately $1,367,000. This increase was partially offset by a decrease in inventories of approximately $384,000. This decrease to inventory included approximately $1,145,000 in obsolete products that were scrapped. The obsolete inventory included raw materials as well as units in different stages of development. In fiscal year 2002, inventories decreased approximately $1,455,000, which was partially offset by an increase in prepaid expenses and other current assets of approximately $1,098,000. The increase in prepaid expenses and other current assets in fiscal year 2002 included an increase to deferred tax assets of approximately $495,000 and prepaid income taxes of $263,000.

Accounts payable and accrued liabilities balances increased in fiscal years 2003 and 2002 by approximately $4,350,000 and $1,235,000, respectively. Accounts payable and accrued liabilities in fiscal year 2001 decreased by approximately $6,430,000. The increase in accounts payable and accrued liabilities during fiscal year 2003 is primarily the result of our increased contract activities during fiscal year 2003. The improvement in cash flows in fiscal year 2002 as compared to fiscal year 2001 is primarily attributed to the changes in our cost structure during the second half of fiscal year 2001 related to the reduction in staff.

In fiscal year 2003, accounts payable balances increased by approximately $1,526,000, due to our increased activity in contract costs. Accrued payroll and related liabilities increased approximately $2,352,000 due to an increase in the number of employees. In addition, accrued payroll liabilities included a bonus accrual of approximately $1,107,000, which was paid in December 2003.

In fiscal year 2002, accrued payroll-related liabilities increased approximately $785,000, mostly due to an increased participation in the stock purchase plan by our employees. Trade accounts payable in fiscal year 2002 increased by approximately $294,000, as a result of improved contract activities. Other immaterial liabilities increased by approximately $156,000.

In fiscal year 2001, accrued payroll liabilities decreased by approximately $2,679,000, primarily due to payment of various liabilities associated with staff reductions. Trade accounts payable balances decreased in fiscal year 2001 by approximately $1,051,000 due to a significant decline in contract activity. Income taxes payable decreased by approximately $2,506,000 due to the net loss incurred in fiscal year 2001. Other liabilities decreased by approximately $194,000.

Cash from investing activities. Net cash used in investing activities during fiscal years 2003 and 2002 was approximately $24,023,000 and $14,781,000, respectively. In fiscal year 2001, investing activities provided cash of approximately $1,249,000. In fiscal year 2003, we purchased approximately $30,489,000 in available-for-sale securities, while approximately $8,954,000 matured. In addition, fiscal year 2003 property and equipment purchases were approximately $2,488,000.

Fiscal year 2002 investing activities included purchases of available-for-sale securities of approximately $13,147,000 and property and equipment of approximately $1,634,000.

In contrast, in fiscal year 2001, maturities of available-for-sale securities provided cash of approximately $4,029,000, partially offset by additions to property and equipment of approximately $2,780,000.

Cash from financing activities. Net cash provided by financing activities was approximately $2,821,000, $1,670,000, and $373,000 during fiscal years 2003, 2002, and 2001, respectively. The sources of cash from financing activities during each of these three years were the issuance of common stock under our employee stock purchase plan and stock option plans. The increase in cash provided during fiscal year 2003 was due to an increase in stock option exercises. The fluctuation in cash provided by financing activities between fiscal year 2002 and fiscal year 2001 is due to the absence of dividend payments in fiscal year 2002.

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

We have a cash-secured line of credit with a bank in the amount $1,500,000, which will expire on March 1, 2004. Any borrowings bear interest at the bank’s reference rate and accrued interest on these borrowings is payable monthly. There are no fees associated with the unused portion of the committed amount. Under this line of credit agreement, we have one standby letter of credit outstanding in the amount of approximately $1,218,000, related to our facilities lease, and as of October 31, 2003 there were no other borrowings.

Commitments and Contingencies

We lease facilities under non-cancelable lease agreements, which expire at various dates between fiscal years 2004 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. The aggregate minimum annual lease commitments as of October 31, 2003 under long-term operating leases are as follows (in thousands):

Fiscal Year
2004	$4,017
2005	3,597
2006	3,432
2007	3,445
2008	3,470
Thereafter	11,960 ---------------
$29,921 =========

We had outstanding letters of credit at October 31, 2003, 2002, and 2001 totaling approximately $1,218,000, $1,331,000, and $1,218,000, respectively.

In fiscal year 2002, a purchase agreement for computer equipment created a liability of approximately $291,000. As of October 31, 2003 there is approximately $146,000 outstanding, which will be paid in March 2004.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $185,000, $295,000, and $321,000 for fiscal years 2003, 2002, and 2001, respectively.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS 146 did not have an impact on our financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply for periods ending after March 15, 2004 for variable interest entities, other than special purpose entities, created prior to February 1, 2003. We do not have any variable interest entities, including special purpose entities, that must be consolidated and therefore the adoption of the provision of FIN 46 will not have an impact on our financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our financial position or results of operations.

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for the eight quarters ending October 31, 2003. In the opinion of management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except for common share and per common share data.

	2002					2003
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Revenues from contracts	$16,231	$18,584	$18,207	$23,162	$76,184	$18,178	$22,081	$26,002	$29,123	$95,384
Operating expenses:
Contract costs	9,759	11,662	11,769	15,877	49,067	11,556	13,856	17,538	20,385	63,335
Research and development	1,917	2,537	2,247	2,097	8,798	1,701	1,900	2,281	1,644	7,526
General and administrative	2,700 -----------	4,173 ----------	3,857 ----------	4,430 ----------	15,160 ----------	2,921 ----------	3,805 ----------	4,268 ----------	4,343 ----------	15,337 ----------
Total operating expenses	14,376 ----------	18,372 ----------	17,873 ----------	22,404 ----------	73,025 ----------	16,178 ----------	19,561 ----------	24,087 ----------	26,372 ----------	86,198 ----------
Operating income	1,855	212	334	758	3,159	2,000	2,520	1,915	2,751	9,186
Interest income (expense), net	24 ----------	45 ----------	(121) ----------	86 ----------	34 ----------	100 ----------	100 ----------	120 ----------	190 ----------	510 ----------
Income before provision (benefit) or income taxes	1,879	257	213	844	3,193	2,100	2,620	2,035	2,941	9,696
Provision (benefit) for income taxes	188 ----------	(1,044) ----------	103 ----------	25 ----------	(728) ----------	315 ----------	393 ----------	305 ----------	18 ----------	1,031 ----------
Net income	$1,691 =======	$1,301 =======	$110 =======	$819 =======	$3,921 =======	$1,785 =======	$2,227 =======	$1,730 =======	$2,923 =======	$8,665 =======
Net income, per common share
Basic	$0.17	$0.13	$0.01	$0.09	$0.40	$0.17	$0.22	$0.16	$0.27	$0.83
Diluted	$0.17	$0.13	$0.01	$0.08	$0.39	$0.17	$0.21	$0.16	$0.26	$0.80
Number of shares used in calculating net income per common share
Basic	9,732	9,797	9,975	10,055	9,889	10,216	10,062	10,579	10,735	10,459
Diluted	9,888	9,964	10,183	10,222	10,061	10,429	10,400	11,049	11,307	10,863

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

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The average days to maturity of our investment portfolio is 336 days. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of October 31, 2003, our total cash and investments balance that was sensitive to interest rate risk was approximately $40,119,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $327,000.

The following table summarizes our cash and cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	2003	2002
Cash and cash equivalents	$5,372	$11,715
Short-term, available-for-sale securities:
Asset-backed securities	7,260	2,030
Corporate securities	9,030	4,020
Government securities	16,468	7,162
Money market securities	1,989 ----------	— ----------
	$40,119 ========	$24,927 ========

Item 8: Consolidated Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Applied Signal Technology, Inc.

We have audited the accompanying consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Signal Technology, Inc. at October 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States.

San Jose, California
December 12, 2003

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended October 31,
	2003	2002	2001
Revenues from contracts	$95,384	$76,184	$73,489
Operating expenses:
Contract costs	63,335	49,067	52,199
Research and development	7,526	8,798	17,122
General and administrative	15,337	15,160	20,451
Restructuring costs	— -----------	— -----------	2,689 -----------
Total operating expenses	86,198	73,025	92,461
Operating income (loss)	9,186	3,159	(18,972)
Interest income	633	302	490
Interest expense	(123) -----------	(268) -----------	(55) -----------
Income (loss) before provision (benefit) for income taxes	9,696	3,193	(18,537)
Provision (benefit) for income taxes	1,031 -----------	(728) -----------	(6,154) -----------
Net income (loss)	$8,665 ========	$3,921 ========	($12,383) ========
Net income (loss) per common share
Basic	$0.83	$0.40	($1.31)
Diluted	$0.80	$0.39	($1.31)
Number of shares used in calculating net income (loss) per common share
Basic	10,459	9,889	9,417
Diluted	10,863	10,061	9,417
See accompanying notes.

Consolidated Balance Sheets
(in thousands)

	October 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 5,372	$ 11,715
Short term investments	34,747	13,212
Accounts receivable:
Billed	16,335	14,821
Unbilled	10,227 ------------	9,806 ------------
Total accounts receivable	26,562	24,627
Inventory	6,875	7,259
Prepaid and other current assets	3,545 ------------	2,083 ------------
Total current assets	77,101	58,896
Property and equipment, at cost:
Machinery and equipment	44,127	41,921
Furniture and fixtures	4,742	4,956
Leasehold improvements	10,236	10,157
Construction in process	33 ------------	412 ------------
	59,138	57,446
Accumulated depreciation and amortization	(46,897) ------------	(42,932) ------------
	12,241	14,514
Other assets	605 ------------	414 ------------
Total assets	$89,947 ========	$73,824 ========
Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$3,022	$1,496
Accrued payroll and related benefits	7,557	5,205
Accrued rent	1,190	1,103
Other accrued liabilities	1,777 ------------	901 ------------
Total current liabilities	13,546	8,705
Other long-term liabilities	183	146
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares– 10,767,145 at October 31, 2003 and 10,054,744 at October 31, 2002	31,132	26,565
Retained earnings	45,021	38,343
Accumulated comprehensive income	65 ------------	65 ------------
Total shareholders’ equity	76,218 ------------	64,973 ------------
Total liabilities and shareholders’ equity	$89,947 ========	$73,824 ========

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended October 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$8,665	$3,921	($12,383)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,616	5,093	3,865
Write off of leasehold improvements	—	—	1,747
Tax benefit related to stock plans	432	—	—
Changes in:
Accounts receivable	(1,935)	(590)	8,186
Refundable income taxes	—	5,053	(5,053)
Inventory, prepaid expenses and other current assets	(1,078)	357	4,151
Other assets	(191)	14	(370)
Accounts payable and accrued liabilities	4,350	1,235	(6,430)
Deferred income taxes	— ------------	— ------------	(70) ------------
Net cash provided by (used in) operating activities	14,859	15,083	(6,357)
Investing activities:
Purchases of available-for-sale securities	(30,489)	(13,147)	—
Maturities of available-for-sale securities	8,954	—	4,029
Additions to property and equipment	(2,488) ------------	(1,634) ------------	(2,780) ------------
Net cash provided by (used in) investing activities	(24,023)	(14,781)	1,249
Financing activities:
Issuances of common stock	4,135	1,670	2,106
Dividends paid	(1,314) ------------	— ------------	(1,733) ------------
Net cash provided by financing activities	2,821 ------------	1,670 ------------	373 ------------
Net increase (decrease) in cash and cash equivalents	(6,343)	1,972	(4,735)
Cash and cash equivalents at beginning of year	11,715 ------------	9,743 ------------	14,478 ------------
Cash and cash equivalents at end of year	$5,372 ========	$11,715 ========	$9,743 ========
Supplemental disclosure of cash flow information:
Interest paid	$122 ========	$268 ========	$55 ========
Income taxes paid	$2,280 ========	$1,208 ========	$304 ========
See accompanying notes.

Consolidated Statement of Shareholders’ Equity
(in thousands)

	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at October 31, 2000	$22,789	$47,971	($3)	$70,757
Issuance of 543,913 common shares to employees under stock purchase plan and stock option plan	2,106	—	—	2,106
Dividends declared	—	(1,166)	—	(1,166)
Other comprehensive income	—	—	3	3
Net loss	— ------------	(12,383) ------------	— ------------	(12,383) ------------
Balance at October 31, 2001	$24,895 ------------	$34,422 ------------	$— ------------	$59,317 ------------
Issuance of 450,718 common shares to employees under stock purchase plan and stock option plan	1,670	—	—	1,670
Other comprehensive income	—	—	65	65
Net income	— ------------	3,921 ------------	— ------------	3,921 ------------
Balance at October 31, 2002	$26,565 ------------	$38,343 ------------	$65 ------------	$64,973 ------------
Issuance of 712,401 common shares to employees under stock purchase plan and stock option plan	4,135	—	—	4,135
Dividends declared		(1,987)		(1,987)
Tax benefit related to stock plans	432	—	—	432
Net income	— ------------	8,665 ------------	— ------------	8,665 ------------
Balance at October 31, 2003	$31,132 ========	$45,021 ========	$65 ========	$76,218 ========

Notes to Consolidated Financial Statements, October 31, 2003

Note 1: Organization and Summary of Significant Accounting Policies

Organization

Applied Signal Technology, Inc. was incorporated in California on January 12, 1984. We provide advanced digital signal processing products, systems, and services used in reconnaissance of telecommunications signals for intelligence gathering, a process referred to as signal intelligence. Our primary customer is the United States Government. For each of the three years in the period ended October 31, 2003, substantially all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

Principles of Consolidation

The consolidated financial statements for fiscal year 2001 include the accounts of Applied Signal Technology, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Revenues and Contract Accounting

Revenue and cost recognition The majority of our contracts, which are with the U.S. Government, are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are transacted using written contractual arrangements, most of which require us to design, develop, manufacture and/or modify our complex products, and perform related services according to specifications provided by the customer.

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

The following table represents the revenue concentration by contract type:

	FY03	FY02	FY01
Cost-Reimbursement Contracts	73%	59%	68%
Fixed-Price Contracts	27%	41%	32%

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost. Management reviews contract performance, costs incurred, and estimated completion costs regularly, and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on contracts are also recorded in the period in which they become determinable.

Revenues from our software licenses are accounted for under AICPA Statement of Position 97-2, Software Recognition. Revenues from our software licenses have been insignificant in all periods presented.

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

In the fourth quarter of fiscal year 2003, there was a charge to profit of $1,107,000 for a bonus payment to our employees that was not recovered in our billing rates to our customers.

Accounts receivable. Accounts receivables are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill incurred costs and a portion of our fees on a regular basis. Under fixed-price contracts, we either regularly progress bill 90% of incurred costs or bill contract costs on a milestone or unit of delivery basis. Unbilled amounts result from recognition of contract revenue in advance of contractual billing or progress billing terms.

Income taxes. Our income tax expense at interim reporting periods is based on an estimated effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate. Historically, the variance from the statutory rate has been mainly due to expected benefits from R&D credits and the reversals of valuation allowances.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2003, 2002, and 2001, we did not incur any price redeterminations on any of our contracts.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Historically, our debt securities were only comprised of United States Government treasury bills and notes. In order to maximize yield while maintaining safety of the principal balance, during the fourth quarter of fiscal year 2002, we expanded our investment portfolio to include a variety of low-risk investments. These securities are classified as available-for-sale and are carried at fair market value in short-term investments. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for the years ended October 31, 2003, 2002, and 2001.

During the fourth quarter of fiscal year 2003, a misclassification was discovered in the previously reported October 31, 2002 balance sheet and cash flow statement. At October 31, 2002, approximately $502,000 of asset-backed securities was misclassified on the balance sheet as cash and cash equivalents instead of as short-term investments. The misclassification has no impact on our statement of operations for any period, including revenues and net income. The October 31, 2002 consolidated balance sheet and fiscal year 2002 consolidated statement of cash flows in this report have been changed to reflect the correct classification.

The following tables summarize our cash and cash equivalents, and short-term securities (in thousands):

	October 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$5,372	$—	$—	$5,372
Short-term, available-for-sale securities:
Asset-backed securities	7,255	9	(4)	7,260
Corporate securities	8,996	38	(4)	9,030
Government securities	16,442	43	(17)	16,468
Money market securities	1,989 ------------	— ------------	— ------------	1,989 ------------
	$40,054 ========	$90 ========	($25) ========	$40,119 ========

	October 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$11,715	$—	$—	$11,715
Short-term, available-for-sale securities:
Asset-backed securities	2,023	7		2,030
Corporate securities	4,007	15	(2)	4,020
Government securities	7,117 ------------	45 ------------	— ------------	7,162 ------------
	$24,862 ========	$67 ========	($2) ========	$24,927 ========

The following table summarizes the maturities of our investments (in thousands):

	October 31, 2003	October 31, 2002
Due in one year or less	$18,100	$1,533
Due in one to three years	16,647 -----------	11,679 -----------
	$34,747 ========	$13,212 ========

Property and Equipment

Machinery and equipment as well as furniture and fixtures are depreciated by using the straight-line method over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized by using the straight-line method over the lesser of the useful life of the assets or the lease term. Construction in process included costs incurred to build a portion of our leasehold improvements and test equipment.

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

The per share data is as follows (in thousands, except per share amounts):

Year Ended October 31,
	2003	2002	2001
Numerator:
Net income (loss)	$8,665 =======	$3,921 =======	($12,383) =======
Denominator:
Weighted average number of common shares outstanding used to compute net income (loss) per common share–basic	10,459	9,889	9,417
Effect of dilutive stock options	404 -----------	172 -----------	— -----------
Shares used to compute net income (loss) per common share–diluted	10,863 =======	10,061 =======	9,417 =======
Net income (loss) per common share–basic	$0.83 =======	$0.40 =======	($1.31) =======
Net income (loss) per common share–diluted	$0.80 =======	$0.39 =======	($1.31) =======

Approximately 53,000 potential common shares were excluded from the number of shares used to compute diluted net loss per common share for the year ended October 31, 2001, as their effect would be antidilutive.

Comprehensive Income

The components of comprehensive income (loss) net of tax are as follows (in thousands):

	Year Ended October 31,
	2003	2002	2001
Net income (loss)	$8,665	$3,921	($12,383)
Unrealized gain on securities	— -----------	65 -----------	3 -----------
Comprehensive income (loss)	$8,665 =======	$3,986 =======	($12,380) =======

Accumulated comprehensive income on securities was approximately $65,000, $65,000, and zero as of October 31, 2003, 2002, and 2001, respectively.

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

	Year Ended October 31,
	2003	2002	2001
Net income (loss) – As reported	$8,665	$3,921	($12,383)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	2,131 -----------	1,373 -----------	1,212 -----------
Net income (loss) – Pro forma	$6,534 ========	$2,548 ========	($13,595) ========
Net income (loss) per share
Basic – As reported	$0.83	$0.40	($1.31)
– Pro forma	$0.62	$0.26	($1.44)
Diluted – As reported	$0.80	$0.39	($1.31)
– Pro forma	$0.60	$0.25	($1.44)

The weighted average fair value at the date of grant for options granted during fiscal years 2003, 2002, and 2001 was $13.46, $8.71, and $3.35 per option, respectively. The weighted average fair value for shares purchased through the employee stock purchase plans during fiscal years 2003, 2002, and 2001 was $5.68, $3.44, and $2.65 per share, respectively.

The fair value of options at the date of grant was estimated by using the Black Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Risk-free interest rate	3.0%	3.3%	4.5%	1.1%	1.3%	1.8%
Expected life (years)	5	5	5	0.5	0.5	0.5
Expected volatility	1.62	1.63	0.76	1.62	1.63	0.76
Expected dividends	1.0%	0.0%	0.0%	1.0%	0.0%	0.0%

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply for periods ending after March 15, 2004 for variable interest entities, other than special purpose entities, created prior to February 1, 2003. We do not have any variable interest entities, including special purpose entities, that must be consolidated and therefore the adoption of the provision of FIN 46 will not have an impact on our financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our financial position or results of operations.

Note 2: Customer Concentration and Credit Risk

The following table identifies the source of our revenues for fiscal years 2003, 2002, and 2001 by major market:

	FY03	FY02	FY01
Intelligence Agencies	84%	76%	74%
Military	14%	19%	19%
Law Enforcement	1%	—	—
Foreign	1%	3%	4%
Commercial	—	2%	3%

Within the major markets, two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration from each significant customer.

	FY03	FY02	FY01
First Intelligence Agency	30%	33%	39%
Second Intelligence Agency	54%	43%	35%
One Branch of the Military	10%	12%	6%

Revenues from the U.S. Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue between those two categories.

	FY03	FY02	FY01
Direct Purchases	59%	61%	55%
Subcontracts	39%	34%	38%

We regard the credit risk of our business to be minimal. At October 31, 2003, 2002, and 2001, the allowance for doubtful accounts balance was zero, $26,000, and $283,000, respectively. During fiscal year 2003, approximately $154,000 was deemed uncollectible and charged to bad debt expense. The fiscal year 2002 allowance reduction of $257,000 was due to the write off of an uncollectible balance of one customer.

Note 3: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	October 31,
	2003	2002
Raw materials	$775	$812
Work-in-process	5,603	5,747
Finished goods	494 -----------	613 -----------
	$6,872	7,172
Precontract costs	3 -----------	87 -----------
	$6,875 ========	$7,259 ========

Precontract costs represent costs incurred in connection with ongoing contracts for which contract modifications have not been definitized, and costs incurred in anticipation of specific expected future contract awards.

The reduction to inventory in fiscal year 2003 included the scrapping of approximately $1,145,000 in obsolete products. The obsolete inventory included raw materials as well as units in different stages of development.

Note 4: Line of Credit

We have a cash-secured line of credit with a bank in the amount of $1,500,000, which will expire on March 1, 2004. Any borrowings bear interest at the bank’s reference rate (4.0% at October 31, 2003) and accrued interest on these borrowings is payable monthly. There are no fees associated with the unused portion of the committed amount. Under this line of credit agreement, we have one standby letter of credit outstanding related to our facilities lease, and as of October 31, 2003 there were no other borrowings.

Note 5: Commitments and Contingencies

We lease facilities under non-cancelable lease agreements, which expire at various dates between fiscal years 2004 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. The aggregate minimum annual lease commitments as of October 31, 2003 under long-term operating leases are as follows (in thousands):

Fiscal Year
2004	$4,017
2005	3,597
2006	3,432
2007	3,445
2008	3,470
Thereafter	11,960 -----------
$29,921 ========

Rent expense under operating leases was $4,228,000, $4,219,000, and $4,847,000 in fiscal years 2003, 2002, and 2001, respectively.

We had outstanding letters of credit at October 31, 2003, 2002, and 2001 totaling approximately $1,218,000, $1,331,000, and $1,218,000, respectively. These letters of credit were for our facilities located in Sunnyvale, California as part of our lease agreement.

In fiscal year 2002, we entered into a purchase agreement for computer equipment of approximately $291,000. As of October 31, 2003 there is approximately $146,000 outstanding, which will be paid by March 2004.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $185,000, $295,000, and $321,000 for fiscal years 2003, 2002, and 2001, respectively.

Note 6: Shareholders’ Equity

Dividends

In the second quarter of fiscal year 2003, the Board of Directors announced a $0.25 per share annual dividend, payable over four quarters at the rate of $0.0625 per share per quarter. Dividends of approximately $646,000, $668,000, and $673,000 were paid on May 16, 2003, August 15, 2003, and November 14, 2003, respectively, to shareholders of record at May 2, 2003, August 1, 2003, and October 31, 2003, respectively.

At October 31, 2003 accrued dividends of approximately $673,000 were included in other accrued liabilities in the accompanying balance sheet.

In December 2003, the Board of Directors increased the annual dividend to $0.50 per share, payable over four quarters at the rate of $0.125 per share per quarter. Dividends will be payable February 13, 2004, May 14, 2004, August 13, 2004, and November 12, 2004 to shareholders of record at January 30, 2004, April 30, 2004, July 30, 2004, and October 31, 2004, respectively, and on such future dates that the Board of Directors may determine.

We paid no dividends during fiscal year 2002, and approximately $1,733,000 during fiscal year 2001.

Employee Stock Purchase Plan

We maintain our 1993 Employee Stock Purchase Plan ("1993 Plan"), and have reserved 4,300,000 shares of common stock for issuance to employees under the 1993 Plan. The 1993 Plan was adopted by the Board of Directors on January 22, 1993 and approved by the shareholders on February 22, 1993. Under this plan, eligible employees purchase common stock through payroll deductions (which cannot exceed 10% of any employee’s compensation) at 85% of the lower of its fair market value at the beginning of a twenty-four-month offering period, or the end of each six-month purchase period. As of October 31, 2003, 940,441 shares remain reserved for issuance and eligible for purchase under the 1993 Plan.

Stock Option Plan – 1991

Our 1991 Stock Option Plan ("1991 Plan") provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. Some options are exercisable only at the end of a two-year vesting period and some options are exercisable at the rate of 20% per year over five years. The 1991 Plan expired on January 19, 2001 and all remaining shares reserved for issuance expired. Options to purchase an aggregate of 534,186 shares of our common stock remain outstanding under the 1991 Plan, as of October 31, 2003.

Stock Option Plan – 2000

Our 2000 Stock Option Plan ("2000 Plan") was adopted by the Board of Directors on May 11, 2000, and provides for the granting of non-qualified stock options to our employees and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options generally vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options to purchase an aggregate of 326,348 shares of our common stock remain outstanding under the 2000 Plan, as of October 31, 2003.

Stock Option Plan – 2001

Our 2001 Stock Option Plan ("2001 Plan") was adopted by the Board of Directors on November 16, 2000 and approved by the shareholders on March 15, 2001. The 2001 Plan provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options generally vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options to purchase an aggregate of 434,403 shares of our common stock remain outstanding under the 2001 Plan, as of October 31, 2003.

A summary of the option activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
Balance at October 31, 2000	513,253	952,023	$10,525,793	$11.06
Authorized	500,000	—	—	—
Granted	(368,840)	368,840	1,914,384	$5.19
Exercised	—	(85,065)	(220,663)	$2.59
Canceled	247,693	(247,693)	(2,302,963)	$9.30
Expired	(176,606) --------------	— --------------	— --------------	—
Balance at October 31, 2001	715,500	988,105	$9,916,551	$10.04
Granted	(217,500)	217,500	2,022,816	$9.30
Exercised	—	(10,904)	(69,811)	$6.40
Canceled	61,181	(61,181)	(557,267)	$9.11
Expired	(18,599) --------------	— --------------	—	—
Balance at October 31, 2002	540,582	1,133,520	$11,312,289	$9.98
Authorized	600,000	—	—	—
Granted	(386,700)	386,700	5,868,618	$15.18
Exercised	—	(206,901)	(2,255,662)	$10.90
Canceled	18,382	(18,382)	(207,890)	$11.31
Expired	(5,300) --------------	— --------------	—	—
Balance at October 31, 2003	766,964 ==========	1,294,937 ==========	$14,717,355 ==========	$11. 37

The following table summarizes information about options outstanding for all option plans as of October 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$4.00 — $5.94	262,665	6.61	$5.09	109,277	$5.15
$6.00 — $8.78	161,956	6.75	$7.94	37,683	$7.90
$9.10 — $11.84	243,424	6.75	$10.39	117,114	$11.06
$12.13 — $15.50	460,892	6.28	$13.33	205,326	$13.83
$16.75 — $23.31	166,000 ------------	8.41	$20.62	27,600 ------------	$21.89
	1,294,937	6.77	$11.37	497,000	$11.27

The number of shares exercisable at October 31, 2002 and October 31, 2001 were 589,649 and 326,454, respectively.

At October 31, 2003, we have reserved an aggregate of 3,002,342 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, the 1991 Stock Option Plan, the 2000 Stock Option Plan, and the 2001 Stock Option Plan.

Note 7: Income Taxes

The provision (benefit) for income taxes for the years ended October 31, 2003, 2002, and 2001 consists of the following (in thousands):

	Year Ended October 31,
	2003	2002	2001
Federal:
Current	$2,523	($299)	($4,006)
Deferred	(1,674) ------------	(495) ------------	(2,028) ------------
	849	(794)	(6,034)
State:
Current	182	66	(120)
Deferred	— ------------	— ------------	— ------------
	182 ------------	66 ------------	(120) ------------
	$1,031 ========	($728) ========	($6,154) ========

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows (in thousands):
	Year Ended October 31,
	2003	2002	2001
Computed expected tax provision (benefit)	$3,297	$1,086	($6,302)
State income tax, net of federal benefit	120	43	(78)
Federal R&D credit	(698)	(610)	—
Valuation allowance	(1,871)	(495)	—
Impact of tax law change	—	(824)	—
Other individually immaterial items	183 -----------	72 -----------	226 -----------
	$1,031 ========	($728) ========	($6,154) ========
Effective tax rate	10.64%	(22.8%)	(33.2%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	October 31,
	2003	2002
Deferred tax assets:
Accrued expenses and reserves	$1,553	$1,081
Research and development credit carryforwards	837	1,197
Other individually immaterial items	1,233	1,204
	3,623	4,202
Valuation allowance	(1,454)	(3,707)
	$2,169	$495

The valuation allowance reduces deferred tax assets to estimated realizable value. The valuation allowance decreased in fiscal year 2003 by approximately $2,253,000 and approximately $1,300,000 in 2002. In fiscal year 2001, we recorded a valuation allowance of approximately $5,007,000 due to the 2001 operating losses, which caused uncertainty as to the realizability of the deferred tax assets. Deferred tax assets of $2,169,000 and $495,000 were recorded in fiscal years 2003 and 2002 for refundable income taxes and are included in prepaids and other current assets in the accompanying balance sheets at October 31, 2003 and 2002.

Note 8: Retirement Plan

All employees who perform at least 1,000 hours of service per year are covered under our retirement plan (the "Retirement Plan"). Company contributions to the Retirement Plan, maintained by an outside administrator, are discretionary and currently are at the rate of 4% of qualified compensation up to a maximum of $200,000 per employee per annum. We accrue the accumulated contributions, which are payable biweekly to the Retirement Plan’s administrator. We have incurred approximately $1,551,000, $971,000, and $1,238,000 in expense under the Retirement Plan for fiscal years 2003, 2002, and 2001, respectively.

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

We completed our restructuring activities during fiscal year 2001, including the payment of all severance benefits. There were no further cash outlays from the restructuring actions in fiscal year 2002 or fiscal year 2003.

Note 10: Segment Reporting

During fiscal years 2003 and 2002, our divisional financial information that was reviewed and evaluated by the Chief Executive Officer was not available below the gross margin level, and we were not organized in multiple operating segments for the purpose of making operating decisions or assessing performance. Thus, we operated in only one reportable segment during fiscal years 2003 and 2002. The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole, and not by our individual divisions.

During fiscal year 2001, our subsidiaries were reintegrated into Applied Signal Technology, leaving only one reportable segment at the end of fiscal year 2001.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in internal controls over financial reporting. Since the most recent evaluation of internal controls over financial reporting by our principal executive officer and principal financial officer, there have been no significant changes to these internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

The information required by Part III is incorporated by reference from the information identified below contained in the Applied Signal Technology, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held March 10, 2004 (the "Proxy Statement"). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this annual report.

Item 10: Directors and Executive Officers of the Registrant

The information required by this item pursuant to Item 401 of Regulation S-K is incorporated by reference to the information in the section entitled "Proposal No. 1, Election of Directors" in the Proxy Statement.

The information required by this item pursuant to Item 401 of Regulation S-K concerning executive officers is incorporated by reference to the section entitled "Executive Officers of the Registrant" in the Proxy Statement.

The information required by this item pursuant to Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled "Security Ownership of Certain Holders — Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

The Board of Directors of Applied Signal Technology, Inc. has adopted a code of ethics that applies to our principal executive officers, principal financial officer, and controller. A copy of this code of ethics is filed as our Code of Business Conduct and Ethics as an exhibit to the Annual Report.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the section entitled "Executive Compensation and Other Matters" in the Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13: Certain Relationships and Related Transactions

Not applicable.

Item 14: Principal Accountants Fees and Services

The information required by this item is herein incorporated by reference to the section entitled "Principal Accountants Fees and Services" in the Proxy Statement.

Part IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) The following financial documents of Applied Signal Technology, Inc., are filed as part of this report under Item 8:

•	Consolidated Balance Sheets – October 31, 2003 and 2002
•	Consolidated Statements of Operations – Years ended October 31, 2003, 2002, and 2001
•	Consolidated Statement of Shareholders’ Equity – Years ended October 31, 2003, 2002, and 2001
•	Consolidated Statements of Cash Flows – Years ended October 31, 2003, 2002, and 2001
•	Notes to Consolidated Financial Statements – October 31, 2003

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Listing of Exhibits – See Exhibit Index on page 55 of this Report on Form 10-K.

(b) Reports on Form 8-K filed or furnished in fiscal year ended October 31, 2003:
•	August 21, 2003 furnished Form 8-K containing the August 19, 2003 press release and conference call transcript related to our announcement of our third quarter results for fiscal year 2003
•	May 30, 2003 furnished Form 8-K containing the May 28, 2003 press release and conference call transcript related to our announcement of our second quarter results for fiscal year 2003
•	March 5, 2003 filed Form 8-K containing the March 4, 2003 press release announcing the appointment of Robert Richardson to the Board of Directors and the announcement of a $0.25 per share dividend.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.
Applied Signal Technology, Inc. (Registrant)
Dated January 27, 2004	/s/ Gary L. Yancey ------------------------------------ Gary L. Yancey, President, Chief Executive Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Date	Title
/s/ Gary L. Yancey ------------------------------------ Gary L. Yancey	January 27, 2004	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

/s/ James E. Doyle ------------------------------------ James E. Doyle	January 27, 2004	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James F. Collins ------------------------------------ James F. Collins	January 27, 2004	Director

/s/ John P. Devine ------------------------------------ John P. Devine	January 27, 2004	Director

/s/ David D. Elliman ------------------------------------ David D. Elliman	January 27, 2004	Director

/s/ Robert Richardson ------------------------------------ Robert Richardson	January 27, 2004	Director

/s/ John R. Treichler ------------------------------------ John R. Treichler	January 27, 2004	Director

/s/ Stuart G. Whittelsey, Jr. ------------------------------------ Stuart G. Whittelsey, Jr.	January 27, 2004	Director

Annual Report on Form 10-K
Item 14(c) and (d)

Certain Exhibits

Year Ended October 31, 2003

Applied Signal Technology, Inc.
400 West California Avenue
Sunnyvale, CA 94086

Applied Signal Technology
Index to Exhibits
Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Articles of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnification Agreement for directors and officers
10.2(1)	1984 Stock Purchase Plan and form of agreement thereunder
10.3(1)	1991 Stock Option Plan and forms of agreements thereunder
10.4(1)	1993 Employee Stock Purchase Plan
10.6(1)	Summary Plan Description of 401(k) Retirement Plan
10.7(2)	Lease Agreement dated August 21, 1985 with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8(3)	Lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.9(4)	Lease agreement dated May 31, 1996 with Constellation Real Estate, Inc., for 135 National Business Parkway
10.10(5)	Amendments to lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc.
10.11(9)	2000 Stock Option Plan and forms and agreements thereunder
10.13(8)	Bonus Pool Policy
10.16(8)	Amendments to Lease Agreements dated July 30, 2001 with Sunnyvale Business Park
10.17(7)	2001 Stock Option Plan and forms of agreements thereunder
10.18(8)	Amendments to Lease Agreements dated September 20, 2000 with Eden Roc Partnership
10.19(8)	Amendments to Lease Agreements dated April 19, 2001 with Sunnyvale Business Park
10.20(10)	2001 Stock Option Plan (as amended through January 20, 2003)
10.21(10)	Line of Credit Agreement dated January 27, 2003 with Wells Fargo Bank, National Association
10.22(10)	Security Agreement dated January 27, 2003 with Wells Fargo Bank
14.1	Code of Business Conduct and Ethics
21.1(6)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).

(2) Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).

(3) Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Form 10-K for fiscal year 1994 dated January 27, 1995.

(4) Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Form 10-K for fiscal year 1996 dated January 29, 1997.

(5) Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Form 10-K for fiscal year 1996 dated January 29, 1997.

(6) Incorporated by reference to the corresponding Exhibit of the same number filed with the Registrant’s Form 10-K for fiscal year 2000 dated January 26, 2001.

(7) Incorporated by reference to the corresponding Exhibit of the same number filed with the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders held on March 15, 2001 filed on February 5, 2001.

(8) Incorporated by reference to the corresponding Exhibit of the same number filed with the Registrant’s Form 10-K/A No. 1 for fiscal year 2001 dated January 29, 2002.

(9) Incorporated by reference to the corresponding Exhibit of the same number filed with the Registrant’s Form 10-K for fiscal year 2002 dated January 28, 2003.

(10) Incorporated by reference to the corresponding Exhibit of the same number filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2003 dated January 31, 2003.