Form 10-Q
period 2004-01-30
APPLIED SIGNAL TECHNOLOGY INC
filed 2004-03-09
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended January 30, 2004

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

Common Stock, no par value, 10,964,763 shares outstanding as of January 30, 2004.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Financial Statements (Unaudited)

Balance Sheets — January 30, 2004 and October 31, 2003

Statements of Operations — Three months ended January 30, 2004 and January 31, 2003

Statements of Cash Flows — Three months ended January 30, 2004 and January 31, 2003

Notes to Financial Statements — January 30, 2004

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Item 4: Controls and Procedures

Part II. Other Information

Item 1: Legal Proceedings

Item 2: Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matter to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

Part I. Financial Information

Item 1: Financial Statements

Applied Signal Technology, Inc.
Balance Sheets
(In thousands, except share data)

Assets	January 30, 2004 (Unaudited)	October 31, 2003 (Note)
Current assets:
Cash and cash equivalents	$2,274	$5,372
Short term investments	39,645	34,747
Accounts receivable:
Billed	16,185	16,335
Unbilled	11,722 __________	10,227 __________
Total accounts receivable	27,907	26,562
Inventory	7,632	6,875
Prepaid and other current assets	3,689 __________	3,545 __________
Total current assets	81,147	77,101

Property and equipment, at cost:
Machinery and equipment	44,679	44,127
Furniture and fixtures	4,744	4,742
Leasehold improvements	10,244	10,236
Construction in process	47 __________	33 __________
	59,714	59,138
Accumulated depreciation and amortization	(47,980) __________	(46,897) __________
Net property and equipment	11,734	12,241

Other assets	621	605

Total assets	$93,502 =======	$89,947 =======

Applied Signal Technology, Inc.
Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	January 30, 2004 (Unaudited)	October 31, 2003 (Note)
Current liabilities:
Accounts payable	$3,183	$3,022
Accrued payroll and related benefits	6,084	7,557
Accrued rent	1,182	1,190
Other accrued liabilities	2,314	1,643
Income taxes payable	1,295 __________	134 __________
Total current liabilities	14,058	13,546

Other liabilities	211	183

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 10,964,743 at January 30, 2004 and 10,767,145 at October 31, 2003	33,360	31,132
Retained earnings	45,806	45,021
Accumulated comprehensive income	67 __________	65 __________
Total shareholders’ equity	79,233 __________	76,218 __________

Total liabilities and shareholders’ equity	$93,502 ========	$89,947 ========

Note: The balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	January 30, 2004	January 31, 2003
Revenues from contracts	$28,294	$18,178

Operating expenses:
Contract costs	18,300	11,556
Research and development	2,137	1,701
General and administrative	4,681 _________	2,921 _________

Total operating expenses	25,118 _________	16,178 _________

Operating income	3,176	2,000
Interest income, net	141 _________	100 _________
Income before provision for income taxes	3,317	2,100
Provision for income taxes	1,161 _________	315 _________

Net income	$2,156 =========	$1,785 =========

Net income per common share:
Basic	$0.20	$0.17
Diluted	$0.19	$0.17

Number of shares used in calculating net income per common share:
Basic	10,854	10,216
Diluted	11,509	10,429

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Three Months Ended
	January 30, 2004	January 31, 2003
Operating Activities:
Net income	$2,156	$1,785
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,083	1,173
Changes in:
Accounts receivable	(1,345)	5,861
Inventory, prepaids, and other assets	(917)	(2,083)
Accounts payable, taxes payable, and accrued expenses	(158) _________	(853) _________
Net cash provided by operating activities	819	5,883

Investing Activities:
Purchases of available-for-sale securities	(14,997)	(7,315)
Maturities of available-for-sale securities	10,100	–
Additions to property and equipment	(576) _________	(999) _________
Net cash used in investing activities	(5,473)	(8,314)

Financing Activities:
Issuance of common stock	2,229	890
Dividends paid	(673) _________	– _________
Net cash provided by financing activities	1,556	890
Net decrease in cash and cash equivalents	(3,098)	(1,541)
Cash and cash equivalents, beginning of period	5,372 _________	11,715 _________
Cash and cash equivalents, end of period	$2,274 =======	$10,174 =======

Supplemental disclosures of cash flow information:
Interest paid	$33	$26

See Notes to Financial Statements.

Applied Signal Technology, Inc.
Notes to Financial Statements
(unaudited)
January 30, 2004

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ending January 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

Estimates

In order for us to prepare financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Revenues and Contract Accounting

Revenues and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are executed using written contractual arrangements, most of which require us to design, develop, manufacture and/or modify our complex products, and perform related services according to specifications provided by the customer.

We account for cost reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

Our policy for recognizing interim fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned.

Our engineering services contracts are typically performed on a level-of-effort basis. Revenue is recognized in accordance with our policy regarding cost-reimbursement contracts.

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

The following table represents the revenue concentration by contract type:

	Three Months Ended
	January 30, 2004	January 31, 2003
Cost-reimbursement contracts	75%	73%
Fixed-price contracts	25%	27%

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

Indirect rate variance. We record contract revenues and costs for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are inventoried as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record reserves for any permanent variances in the period they become known. Please refer to "Notes to Financial Statements, Note 2: Inventory" for the current year inventoried spending variance.

Our accounting policy is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by expected contract activities during the remainder of the year. If contract activities do not reach planned levels, there are alternatives we can utilize to absorb the variance: we can adjust some of our planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense based on estimates of future contract activities.

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

Income taxes. Our income tax expense at interim reporting periods is based on an estimated effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of expected benefits from R&D credits and the reversals of valuation allowances.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first quarters of fiscal years 2004 and 2003, we did not incur any price redeterminations on any of our contracts.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Short-term investments include securities that are classified as available-for-sale and are carried at fair market value. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material in the first quarter of fiscal years 2004 and 2003.

The October 31, 2002 balance sheet was changed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2003 in order to correct a misclassification between cash equivalents and short-term investments. The misclassification had no impact on our statement of operations for any period. The statement of cash flows for the first quarter of fiscal year 2003 has been changed in this report to reflect the correct beginning cash balance for fiscal year 2003.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands):

	January 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$2,274	$–	$–	$2,274
Short-term, available-for-sale securities:
Asset-backed securities	5,919	4	–	5,923
Corporate securities	10,078	23	(2)	10,099
Government securities	22,592	43	(2)	22,633
Money market securities	989 _______	1 _______	– _______	990 _______
	$41,852 ======	$71 ======	($4) ======	$41,919 ======

	October 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$5,372	$–	$–	$5,372
Short-term, available-for-sale securities:
Asset-backed securities	7,255	9	(4)	7,260
Corporate securities	8,996	38	(4)	9,030
Government securities	16,442	43	(17)	16,468
Money market securities	1,989 ______	– ______	– ______	1,989 ______
	$40,054 =======	$90 =======	($25) =======	$40,119 =======

The following table summarizes the maturities of our investments (in thousands):

	January 30, 2004	October 31, 2003
Due in one year or less	$19,234	$18,100
Due in one to three years	20,411 ______	16,647 ______
	$39,645 ======	$34,747 ======

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

The per share data is as follows (in thousands, except per share amounts):

	Three Months Ended
	January 30, 2004	January 31, 2003
Numerator:
Net income	$2,156 ======	$1,785 ======
Denominator:
Shares used to compute net income per common share — basic	10,854	10,216
Effect of dilutive stock options	655 ______	213 ______
Shares used to compute net income per common share — diluted	11,509 ======	10,429 ======

Net income per common share — basic	$0.20	$0.17
Net income per common share — diluted	$0.19	$0.17

We had less than 1,000 antidilutive potential common shares to exclude from the number of shares used to compute diluted net income per common share for the first quarter of fiscal year 2004. For the first quarter of fiscal year 2003, we excluded approximately 490,000 antidilutive potential common shares from diluted net income per common share computation.

Dividends

As of January 30, 2004, we have an annual dividend of $0.50 per share, payable over four quarters at the rate of $0.125 per share per quarter. Dividends are payable February 13, 2004, May 14, 2004, August 13, 2004, and November 12, 2004 for shareholders of record at January 30, 2004, April 30, 2004, July 30, 2004, and October 31, 2004, respectively, and on such future dates that the Board of Directors may determine.

We paid approximately $673,000 during the first quarter of fiscal year 2004. No dividends were paid during the first quarter of fiscal year 2003.

At January 30, 2004 and October 31, 2003 accrued dividends of approximately $1,371,000 and $673,000, respectively, were included in other accrued liabilities in the accompanying balance sheet.

Comprehensive Income

The components of comprehensive income, net of tax are as follows (in thousands):

Three Months Ended
	January 30, 2004	January 31, 2003
Net income	$2,156	$1,785
Unrealized gain on securities	2 ______	30 ______
Comprehensive income	$2,158 ======	$1,815 ======

As of January 30, 2004, net unrealized gain on securities was approximately $67,000. As of October 31, 2003, net unrealized gain on securities was approximately $65,000.

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

	Three Months Ended
	January 30, 2004	January 31, 2003
Net income, as reported	$2,156	$1,785
Deduct: total stock-based compensation expense determined at the fair value for all awards	603 __________	544 __________
Pro forma net income	$1,553 ========	$1,241 ========
Net income per share
Basic — As reported	$0.20	$0.17
— Pro forma	$0.14	$0.13
Diluted — As reported	$0.19	$0.17
— Pro forma	$0.13	$0.12

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	January 30, 2004	October 31, 2003
Raw materials	$889	$775
Work in process	6,117	5,603
Finished goods	510 ______	494 ______
	7,516	6,872
Precontract costs	116 ______	3 ______
	$7,632 ======	$6,875 ======

At January 30, 2004, the favorable inventoried indirect rate variance was approximately $239,000. At January 31, 2003, the unfavorable inventoried indirect rate variance was approximately $1,004,000. For further information on our accounting policy for this inventoried variance, see "Notes to Financial Statements, Note 1: Summary of Significant Accounting Policies."

Precontract costs represent costs incurred in connection with ongoing contracts for which contract modifications have not been defined and costs incurred in anticipation of specific expected future contract awards.

Inventory activities during the first quarter of fiscal year 2004 and fiscal year 2003 included the scrapping of approximately $70,000 and $18,000 in obsolete products. The scrapped items included units in various stages of completion.

Note 3: Line of Credit

At January 30, 2004, we had a cash-secured line of credit with a bank in the amount of $1,500,000. Borrowings under the line of credit bear interest at the bank’s reference rate (4.00% at January 30, 2004) and accrued interest on those borrowings were payable monthly. There were no fees associated with the unused portion of the committed amount. On March 1, 2004, we renewed the line of credit agreement and increased the amount to $2,000,000. This agreement will expire on March 1, 2005.

Under the line of credit we had two standby letters of credit totaling approximately $1,368,000. One letter of credit, related to our facilities lease, was approximately $1,218,000 at January 30, 2004 and October 31, 2003. The second letter of credit was obtained during the first quarter of fiscal year 2004 as a requirement of our workers compensation insurance, and was approximately $150,000. At both January 30, 2004 and October 31, 2003, there were no other borrowings.

Note 4: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole, and not its individual divisions. In addition, divisional financial information is not available below the gross margin level. Thus, there is only one reportable segment during the first quarter of fiscal years 2004 and 2003.

Note 5: Provision for Income Taxes

Our estimated annual effective tax rate for the quarter ended January 30, 2004 was 35% compared to a 15% effective rate for the comparable period in 2003. Our projected annual effective tax rate for fiscal year 2004 is calculated based on the projected income for the year and differs from the statutory rate primarily due to estimated utilization of deferred tax assets.

Note 6: Contingencies

Product Warranties

Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties as a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $41,000 and $43,000 for the first quarters of fiscal years 2004 and 2003, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following information should be read in conjunction with the attached financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended October 31, 2003.

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this document under "Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price." The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC). Our SEC filings, as well as our latest annual report, can be obtained through our web site. In addition, hard copies can be obtained free of charge through our investor relations department.

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

We were incorporated in California in 1984. Our principal executive offices are located at 400 West California Ave., Sunnyvale, CA, 94086, and our telephone number is (408) 749-1888. Our web site address is www.appsig.com. The information posted on our web site is not incorporated into this quarterly report. However, investors can obtain a copy of this report, previous quarterly reports on Form 10-Q, our latest annual report on Form 10-K, current reports on Form 8-K, and amendments to such reports filed or furnished with the SEC on our web site free of charge.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting policies. See Note 1 to financial statements included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

Revenue and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are executed using written contractual arrangements, most of which require us to design, develop, manufacture and/or modify our complex products, and perform related services according to specifications provided by the customer.

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

Our policy for recognizing interim fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned. Actual fees awarded are typically within management’s estimates. However, changes could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.

Our engineering services contracts are typically performed on a level-of-effort basis. Revenue is recognized in accordance with our policy regarding cost-reimbursement contracts.

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

Our accounting policy is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by expected contract activities during the remainder of the year. If contract activities do not reach planned levels, there are alternatives we can utilize to absorb the variance: we can adjust some of our planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense based on estimates of future contract activities.

At January 30, 2004, the favorable inventoried indirect rate variance was approximately $239,000. At January 31, 2003, the unfavorable inventoried rate variance was approximately $1,004,000.

Income taxes. Our income tax expense at interim reporting periods is based on an estimated effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of expected benefits from R&D credits and the reversals of valuation allowances.

Price Redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first quarters of fiscal years 2004 and 2003, we did not incur any price redeterminations on any of our contracts.

Three Months Ended January 30, 2004 Compared to Three Months Ended
January 31, 2003

Revenues and backlog. Revenues for the first quarter of fiscal year 2004 were approximately $28,294,000, a 55.6% increase from revenues of approximately $18,178,000 recorded in the first quarter of fiscal year 2003. It is our belief that the increase in revenues recorded during the first quarter of fiscal year 2004, when compared to the first quarter of fiscal year 2003, is due to an emphasis by the U.S. Government on the war against terrorism.

New orders received for the first quarter of fiscal year 2004 were approximately $64,549,000, compared to approximately $12,044,000 received in the first quarter of fiscal year 2003. The significant increase in new orders is primarily due to a major modification of our largest contract.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised options). At January 30, 2004, ending backlog was approximately $122,635,000, representing a 40.8% increase from ending backlog of approximately $87,074,000 at October 31, 2003. The increase in backlog at January 30, 2004 is primarily due to the significant order flow during the first quarter of fiscal year 2004.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts. The following table represents the revenue concentration by contract type:

	Three Months Ended		Twelve Months Ended
	January 30, 2004	January 31, 2003	October 31, 2003
Cost-reimbursement contracts	75%	73%	73%
Fixed-price contracts	25%	27%	27%

We currently anticipate that the mix of contract types for fiscal year 2004 will be similar to that experienced in fiscal year 2003.

In addition, the follow-on effort to our single largest contract was 22% and 19% of revenues for the first quarter of fiscal years 2004 and 2003, respectively.

Contract costs. Contract costs consist of direct costs on contract, including materials, labor, and manufacturing overhead costs. Contract costs were approximately $18,300,000, or 64.6%, of revenues for the first quarter of fiscal year 2004 compared to approximately $11,556,000, or 63.5%, of revenues for the same period of fiscal year 2003. The increase in contract costs in fiscal year 2004 is consistent with the revenue growth in fiscal year 2004.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded from earnings. We record R&D expenses based on annual targeted indirect rates, for interim reporting periods. Research and development expenses were approximately $2,137,0000, or 7.6%, of revenues for the first quarter of fiscal year 2004 compared to approximately $1,701,0000, or 9.4%, of revenues for the same period of fiscal year 2003. R&D expenses in the first quarter of fiscal year 2004 were lower as a percentage of total revenues than the same period of fiscal year 2003 as a result of concentrating our engineering labor on contract efforts instead of R&D efforts.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to the quarterly revenue base, for interim reporting periods. General and administrative expenses were approximately $4,681,000, or 16.5%, of revenues for the first quarter of fiscal year 2004 compared to approximately $2,921,000, or 16.1%, of revenues for the same period of fiscal year 2003. General and administrative expenses were higher in absolute dollars during the first quarter of fiscal year 2004 primarily due to our annual targeted indirect rate applied to a higher revenue base.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties as a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $41,000 and $43,000 for the first quarters of fiscal years 2004 and 2003, respectively.

Interest income (expense), net. Net interest income for the first quarter of fiscal year 2004 was approximately $141,000 compared to net interest income of approximately $100,000 for the first quarter of fiscal year 2003. Interest income increased during the first quarter of fiscal year 2004 as a result of higher cash and investment balances at the beginning of fiscal year 2004 when compared to the beginning of fiscal year 2003.

Provision for income taxes. Our estimated annual effective tax rate for the quarter ended January 30, 2004 was 35% compared to a 15% effective rate for the comparable period in 2003. Our projected annual effective tax rate for fiscal year 2004 is calculated based on the projected income for the year and differs from the statutory rate primarily due to estimated utilization of deferred tax assets.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first quarter of fiscal year 2004 were cash flows generated from operations and the issuance of common stock through our employee stock option plans and purchase plan.

The October 31, 2002 balance sheet was changed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2003 in order to correct a misclassification between cash equivalents and short-term investments. The misclassification had no impact on our statement of operations for any period. The statement of cash flows for the first quarter of fiscal year 2003 has been changed in this report to reflect the correct beginning cash balance for fiscal year 2003.

Net cash from operating activities. Net cash provided by operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Approximately $819,000 and $5,883,000 was provided by operating activities during the first quarter of fiscal years 2004 and 2003, respectively. Net income for the first quarter of fiscal year 2004 was approximately $2,156,000 compared to a net income of approximately $1,785,000 for the comparable period of fiscal year 2003. This increase in net income is primarily due to our growth in revenues.

Accounts receivable balances increased during the first quarter of fiscal year 2004 by approximately $1,345,000, whereas during the comparable period of fiscal year 2003 accounts receivable balances decreased by approximately $5,861,000. Revenues generated during the first quarter of fiscal year 2004 were greater than cash received, which caused total accounts receivable balances to increase. In contrast, the revenues generated during the first quarter of fiscal year 2003 were less than the cash received. The significant amount of cash received during the first quarter of fiscal year 2003 was primarily the result of an improved payment process of one of our significant customers.

Cash used to support inventory, prepaid expenses, and other assets was approximately $917,000 and $2,083,000 during the first quarter of fiscal years 2004 and 2003, respectively. The primary fluctuation in cash used between the first quarter of fiscal year 2004 and the first quarter of fiscal year 2003 is due to the difference in the rate variance between those two periods. In the first quarter of fiscal year 2004, the favorable rate variance decreased inventory balances by approximately $239,000. During the same period of fiscal year 2003, the unfavorable rate variance increased inventory balances by approximately $1,004,000.

The change in accounts payable, taxes payable, and accrued liabilities balances resulted in a net decrease of approximately $158,000 and $853,000 during the first quarter of fiscal years 2004 and 2003, respectively. Income taxes payable increased approximately $1,161,000 during the first quarter of fiscal year 2004, compared to an increase of approximately $52,000 during the first quarter of fiscal year 2003. The difference in the income taxes payable activities between fiscal years 2004 and 2003 is the difference in the effective tax rate (35% for fiscal year 2004 and 15% for fiscal year 2003). The increases to income taxes payable were offset by net decreases to accounts payable and accrued liabilities of approximately $1,319,000 and $905,000 during the first quarter of fiscal years 2004 and 2003, respectively. During the first quarter of fiscal year 2004, we paid to our employees, including our officers, profit sharing bonuses of approximately $1,107,000, which reduced accrued liabilities. No such bonuses were paid during the first quarter of fiscal year 2003.

Net cash from investing activities. Cash used in investing activities during the first quarter of fiscal years 2004 and 2003 were approximately $5,473,000 and $8,314,000, respectively. In fiscal year 2004, investment purchases of approximately $14,997,000 were offset by approximately $10,100,000 in investment maturities. In the first quarter of fiscal year 2003, there was no maturity of investments.

Net cash from financing activities. Financing activities provided cash of approximately $1,556,000 during the first quarter of fiscal year 2004 and approximately $890,000 during the same period in fiscal year 2003. The source of cash provided by financing activities in both periods was the issuance of common stock under our employee stock purchase plan and stock option plans. Cash from our stock option exercises increased during the first quarter of fiscal year 2004, when compared to fiscal year 2003, by approximately $1,218,000. We believe our employees exercised more options during the first quarter of fiscal year 2004 due to the increase in market value of our common stock. Cash from the issuance of common stock in the first quarter of fiscal year 2004 was offset by a dividend payment of $673,000. We did not pay any dividends during the first quarter of fiscal year 2003.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the needs of the United States intelligence community.

At January 30, 2004, we had a cash-secured line of credit with a bank in the amount of $1,500,000. Borrowings under the line of credit bear interest at the bank’s reference rate (4.00% at January 30, 2004) and accrued interest on those borrowings were payable monthly. There were no fees associated with the unused portion of the committed amount. On March 1, 2004, we renewed the line of credit agreement and increased the amount to $2,000,000. This agreement will expire on March 1, 2005.

Under the line of credit we had two standby letters of credit totaling approximately $1,368,000. One letter of credit, related to our facilities lease, was approximately $1,218,000 at January 30, 2004 and October 31, 2003. The second letter of credit was obtained during the first quarter of fiscal year 2004 as a requirement of our workers compensation insurance, and was approximately $150,000. At both January 30, 2004 and October 31, 2003, there were no other borrowings.

We believe that the funds generated from operations, existing working capital, and the amount available under our existing line of credit will be sufficient to meet our cash needs for the next twelve months.

Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price

Our future performance is subject to a variety of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including financial statements and the related notes.

Any reduction in government spending on signal intelligence could materially adversely impact our revenues, results of operations, and financial condition. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of our revenues. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding to pay for other programs. Future reductions in United States Government spending on signal intelligence or future changes in the kind of signal intelligence products or services required by the United States Government agencies could limit demand for our products and services, which would have a material adverse effect on our operating results and financial condition.

Also, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of orders for signal intelligence by the defense and intelligence agencies that have historically been our major customers. We believe that the United States Government may compensate for reduced order flow by these agencies with increases in spending for signal intelligence by other Government agencies. However, our relationships with other Government agencies are not as strong as our relationships with current customer agencies. A reduction in contracts from our customer agencies may not be offset by contracts from other United States Government agencies. Even if other agencies increase spending for signal intelligence, we may not secure the same amount of work from such other agencies. As a result, demand for our products and services could decline, resulting in a decrease in revenues, and could adversely affect our operating results and financial condition materially.

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

Continued competition in our markets may lead to a reduction in our revenues and market share. The signal intelligence market is highly competitive and we expect that competition will increase in the future. Our current competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. We expect that more companies will enter the market for signal intelligence. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins, or loss of market share, any of which could significantly harm our business. Our competitors may introduce improved products with lower prices, and we will have to do the same to remain competitive.

If we are unable to recruit, train, and retain key personnel, our ability to develop, introduce, and sell our products may be adversely impacted. Our ability to execute our business plan is contingent upon successfully attracting and retaining qualified employees. Management believes that there has been a change in the local California economy where we must compete for talent in the telecommunications sector. In California, it has not been as difficult to recruit new staff capable of obtaining the necessary security clearances in recent years as in prior years. If we fail to attract and retain qualified employees who can obtain the necessary security clearances, our business could be significantly harmed. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could negatively impact our ability to develop, introduce, and sell our products. In addition, employees may leave us and subsequently compete against us.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. For example, in fiscal year 2001, we received unanticipated contract closeout notifications on three significant engineering contracts for the convenience of the other contracting party. These closeouts contributed, in part, to our need to reduce our cost structure during fiscal year 2001. There were no such notifications in the first quarter of fiscal years 2004 and 2003. There can be no assurance that such terminations will not occur in the future.

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

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products or enhancements that achieve market acceptance. The market for our products is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, and evolving industry standards. We believe that we have been successful to date in identifying certain signal intelligence needs early, investing in research and development to meet these needs, and delivering products before our competitors. We believe that our future success will depend upon continued development and timely introduction of products capable of collecting or processing new types of telecommunications signals. However, we expect that new technologies will continue to emerge. Our future performance will depend on the successful development, introduction, and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. There can be no assurance that we will be able to develop and market new products successfully in the future or respond effectively to technological changes, such as data encryption technology and others, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.

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

Delays in the receipt of engineering contracts could negatively impact our business. During our history, we have experienced delays in the receipt of certain contracts. While we work closely with our customers to try to capture what we believe to be sole-source orders, delays in the receipt of such orders could result in revenues falling short of estimates. In addition, gross margins and net income will decrease if we elect to hold our cost structure in place while awaiting the award of delayed contracts.

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

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products. It is possible that from time to time, other parties may assert patent, copyright, trademark, and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adverse to us, could significantly harm our business. Any claims, with or without merit, could result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third-party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms, license a substitute technology, or redesign our products to avoid infringement, our business would be significantly harmed.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The average days to maturity of our investment portfolio is 352 days. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of January 30, 2004, our total cash and investments balance that was sensitive to interest rate risk was approximately $41,919,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $385,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	January 30, 2004	October 31, 2003
Cash and cash equivalents	$2,274	$5,372
Short-term, available-for-sale securities:
Asset-backed securities	5,923	7,260
Corporate securities	10,099	9,030
Government securities	22,633	16,468
Money market securities	990 ______	1,989 ______
	$41,919 ======	$40,119 ======

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

Item 2: Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matter to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

Exhibits — See Index to Exhibits

Reports on Form 8-K — Reports on Form 8-K filed or furnished during the three months ended January 30, 2004.

  Form 8-K furnished on December 18, 2003 containing the December 16, 2003 press release and conference call transcript related to our announcement of our fourth quarter results for fiscal year 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc.
/James E. Doyle/ ____________________________	March 9, 2004 ________________
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

3.1	Second Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.23	Second Amendment to Lease Agreement, dated December 31, 2003, with Constellation Real Estate, Inc.
10.24	Third Amendment to Lease Agreement, dated January 2004, with Carr America Realty Corporation.
10.25	Annual Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002