Form 10-Q
period 2004-04-30
APPLIED SIGNAL TECHNOLOGY INC
filed 2004-06-09
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended April 30, 2004

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

Common Stock, no par value, 11,011,295 shares outstanding as of April 30, 2004.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Financial Statements (Unaudited)

Balance Sheets — April 30, 2004 and October 31, 2003

Statements of Operations — Three and six months ended April 30, 2004 and May 2, 2003

Statements of Cash Flows —Six months ended April 30, 2004 and May 2, 2003

Notes to Condensed Financial Statements — April 30, 2004

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

Signatures

Index to Exhibits

Part I. Financial Information

Item 1: Condensed Financial Statements

Applied Signal Technology, Inc.
Balance Sheets
(In thousands, except share data)

Assets	April 30, 2004 (Unaudited)	October 31, 2003 (Note)
Current assets:
Cash and cash equivalents	$26,881	$5,372
Short term investments	21,139	34,747
Accounts receivable:
Billed	19,206	16,335
Unbilled	11,601 __________	10,227 __________
Total accounts receivable	30,807	26,562
Inventory	5,869	6,875
Prepaid and other current assets	3,606 __________	3,545 __________
Total current assets	88,302	77,101

Property and equipment, at cost:
Machinery and equipment	45,810	44,127
Furniture and fixtures	4,798	4,742
Leasehold improvements	10,243	10,236
Construction in process	44 __________	33 __________
	60,895	59,138
Accumulated depreciation and amortization	(48,961) __________	(46,897) __________
Net property and equipment	11,934	12,241

Other assets	1,950	605

Total assets	$102,186 =======	$89,947 =======

Applied Signal Technology, Inc.
Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	April 30, 2004 (Unaudited)	October 31, 2003 (Note)
Current liabilities:
Accounts payable	$5,000	$3,022
Accrued payroll and related benefits	8,566	7,557
Accrued rent	1,169	1,190
Other accrued liabilities	2,271	1,643
Income taxes payable	2,715 __________	134 __________
Total current liabilities	19,721	13,546

Other liabilities	275	183

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 11,011,295 at April 30, 2004 and 10,767,145 at October 31, 2003	33,829	31,132
Retained earnings	48,367	45,021
Accumulated comprehensive income	(6) __________	65 __________
Total shareholders’ equity	82,190 __________	76,218 __________

Total liabilities and shareholders’ equity	$102,186 ========	$89,947 ========

Note: The balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003
Revenues from contracts	$36,811	$22,081	$65,105	$40,259

Operating expenses:
Contract costs	24,146	13,856	42,446	25,412
Research and development	3,419	1,900	5,556	3,601
General and administrative	4,534 _____	3,805 _____	9,215 _____	6,726 _____

Total operating expenses	32,099 _____	19,561 _____	57,217 _____	35,739 _____

Operating income	4,712	2,520	7,888	4,520
Interest income, net	137 _____	100 _____	278 _____	200 _____
Income before provision for income taxes	4,849	2,620	8,166	4,720
Provision for income taxes	912 _____	393 _____	2,073 _____	708 _____

Net income	$3,937 =======	$2,227 =======	$6,093 =======	$4,012 =======

Net income per common share:
Basic	$0.36	$0.22	$0.56	$0.39
Diluted	$0.34	$0.21	$0.53	$0.38

Number of shares used in calculating net income per common share:
Basic	10,990	10,062	10,922	10,262
Diluted	11,565	10,400	11,500	10,527

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

	Six Months Ended
	April 30, 2004	May 2, 2003
Operating Activities:
Net income	$6,093	$4,012
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,210	2,374
Changes in:
Accounts receivable	(4,245)	4,033
Inventory, prepaids, and other assets	(400)	(3,012)
Accounts payable, taxes payable, and accrued expenses	5,564 ______	868 ______
Net cash provided by operating activities	9,222	8,275

Investing Activities:
Purchases of available-for-sale securities	(24,781)	(14,603)
Maturities of available-for-sale securities	38,317	2,483
Additions to property and equipment	(1,903) ______	(1,305) ______
Net cash provided by (used in) investing activities	11,633	(13,425)

Financing Activities:
Issuance of common stock	2,698	1,263
Dividends paid	(2,044) ______	– ______
Net cash provided by financing activities	654	1,263
Net increase (decrease) in cash and cash equivalents	21,509	(3,887)
Cash and cash equivalents, beginning of period	5,372 _____	11,715 _____
Cash and cash equivalents, end of period	$26,881 ======	$7,828 ======

Supplemental disclosures of cash flow information:
Interest paid	$75	$64
Income taxes paid	$359	$952

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Notes to Condensed Financial Statements
(unaudited)
April 30, 2004

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred. Indirect costs include overhead, research and development, and general and administrative expenses. General and administrative costs are not applied to certain subcontract costs associated with our cost-reimbursable contracts. These subcontracts must be in excess of $250,000 and must meet certain other predetermined criteria.

We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all costs incurred on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

Our policy for recognizing interim award fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion thereof will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized in whole or in part until management determines that it is probable that the award fee or portion thereof will be earned. If management’s assessment is incorrect, the adjustment to profits resulting from such revisions may affect future period earnings.

Our engineering services contracts are typically performed on a level-of-effort basis. Revenue is recognized in accordance with our policy regarding cost-reimbursement contracts.

We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, labor, materials, and other direct costs, plus estimated indirect costs of operations are charged as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. Unexpected increases in the cost to develop or manufacture a product under a fixed-price contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by us, and could have a material, adverse effect on our results of operations.

The following table represents the revenue concentration by contract type:

	Three Months Ended		Six Months Ended
	April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003
Cost-reimbursement contracts	76%	77%	75%	75%
Fixed-price contracts	24%	23%	25%	25%

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable.

Revenues from our software licenses are accounted for under AICPA Statement of Position 97-2, Software Recognition. Revenues from our software licenses have been insignificant in all periods presented.

Indirect rate variance adjustments to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record reserves for any material, permanent variances in the period they become determinable.

Our accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by expected contract activities during the remainder of the year. We consider the rate variance to be unfavorable when our actual indirect rates are greater than our annual targeted rates. In contrast, a favorable rate variance occurs when our actual indirect rates are lower than our annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to work in process inventory. Favorable rate variances are recorded as increases to operating expenses and decreases to work in process inventory. Please refer to "Notes to Condensed Financial Statements, Note 2: Inventory" for the current year inventoried indirect rate variance.

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust our planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense based on estimates of future contract activities.

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease inventory. Fee percentages on fixed-price and cost-reimbursable contracts will generally decline as a result of any increase to indirect costs. If our rate variance is favorable, the modification of our billing rates will decrease revenue and operating expenses, and increase inventory. In this event, fee percentages on fixed price contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

Accounts receivable. Accounts receivable are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill actual labor, materials, and estimated indirect costs, and a portion of our fees on a regular basis. Under fixed-price contracts, we either regularly progress bill 90% of incurred costs or bill contract costs on a milestone or unit of delivery basis. Unbilled amounts result from recognition of contract revenue in advance of contractual billing or progress billing terms.

Income taxes. Our income tax expense at interim reporting periods is based on an estimated effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of expected benefits from R&D credits and the reversals of valuation allowances. Please refer to "Notes to Condensed Financial Statements, Note 5: Provision for Income Taxes" for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if the government determines that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first six months of fiscal years 2004 and 2003, we did not incur any price redeterminations on any of our contracts.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Short-term investments include all securities that are classified as available-for-sale and are carried at fair market value. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material in the first six months of fiscal years 2004 and 2003.

The October 31, 2002 balance sheet was changed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2003 in order to correct a misclassification between cash equivalents and short-term investments. The misclassification had no impact on our statement of operations for any period. The statement of cash flows for the first six months of fiscal year 2003 has been changed in this report to reflect the correct beginning cash balance for fiscal year 2003.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands):

	April 30, 2004 _______________________________________________________________
	Amortized Cost ___________	Gross Unrealized Gains ____________	Gross Unrealized Losses _____________	Estimated Fair Market Value __________________
Cash and cash equivalents	$26,881	$–	$–	$26,881
Short-term, available-for-sale securities:
Asset-backed securities	7,046	2	(8)	7,040
Corporate securities	4,715	3	(3)	4,715
Government securities	7,793	2	(2)	7,793
Money market securities	1,591 ________	– ________	– ________	1,591 ________
	$48,026 ========	$7 ========	($13) ========	$48,020 ========

	October 31, 2003 ____________________________________________________
	Amortized Cost ________	Gross Unrealized Gains __________	Gross Unrealized Losses ____________	Estimated Fair Market Value _________________
Cash and cash equivalents	$5,372	$–	$–	$5,372
Short-term, available-for-sale securities:
Asset-backed securities	7,255	9	(4)	7,260
Corporate securities	8,996	38	(4)	9,030
Government securities	16,442	43	(17)	16,468
Money market securities	1,989 _______	– ______	– ______	1,989 ______
	$40,054 =======	$90 ======	($25) ======	$40,119 ======

The following table summarizes the maturities of our investments (in thousands):

	April 30, 2004	October 31, 2003
Due in one year or less	$16,903	$18,100
Due in one to three years	4,236 ______	16,647 ______
	$21,139 ======	$34,747 ======

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

The per share data is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30, 2004 ________	May 2, 2003 ________	April 30, 2004 ________	May 2, 2003 ________
Numerator:
Net income	$3,937 ======	$2,227 ======	$6,093 ======	$4,012 ======
Denominator:
Shares used to compute net income per common share — basic	10,990	10,062	10,922	10,262
Effect of dilutive stock options	575 ______	338 ______	578 ______	265 ______
Shares used to compute net income per common share — diluted	11,565 ======	10,400 ======	11,500 ======	10,527 ======

Net income per common share — basic	$0.36	$0.22	$0.56	$0.39
Net income per common share — diluted	$0.34	$0.21	$0.53	$0.38

We excluded approximately 5,000 and 50,000 antidilutive potential common shares from diluted net income per common share computation for the second quarter and first six months of fiscal year 2004, respectively. For the same periods in fiscal year 2003 we excluded approximately 181,000 and 403,000 antidilutive potential common shares from diluted net income per common share computation.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2004 _____	May 2, 2003 _____	April 30, 2004 _____	May 2, 2003 _____
Net income	$3,937	$2,227	$6,093	$ 4,012
Unrealized gain (loss) on securities	(73) _____	30 _____	(71) _____	60 _____
Comprehensive income	$3,864 =====	$2,257 =====	$6,022 =====	$ 4,072 =====

As of April 30, 2004, net unrealized loss on securities was approximately $6,000. As of October 31, 2003, net unrealized gain on securities was approximately $65,000.

Dividends

As of April 30, 2004, we have an annual dividend of $0.50 per share, payable over four quarters at the rate of $0.125 per share per quarter. Dividends were paid on February 13, 2004 and May 14, 2004, and are payable on August 13, 2004 and November 12, 2004 for shareholders of record at January 30, 2004, April 30, 2004, July 30, 2004, and October 31, 2004, respectively, and on such future dates that the Board of Directors may determine.

We paid dividends of approximately $2,044,000 during the first six months of fiscal year 2004. We did not pay any dividends during the first six months of fiscal year 2003.

At April 30, 2004 and October 31, 2003, accrued dividends of approximately $1,376,000 and $673,000, respectively, were included in other accrued liabilities in the accompanying balance sheet.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock option plans. We have opted, under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, to disclose our stock-based compensation with no financial statement effect. Under APB 25, no stock-based compensation expense is charged for options granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant. Had compensation expense for our stock plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, our pro forma net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 30, 2004 ______	May 2, 2003 ______	April 30, 2004 ______	May 2, 2003 ______
Net income, as reported	$3,937	$2,227	$6,093	$4,012
Deduct: total stock-based compensation expense determined at the fair value for all awards	(673) ____	(305) ____	(1,276) ____	(849) ____
Pro forma net income	$3,264 ====	$1,922 ====	$4,817 ====	$3,163 ====
Net income per share
Basic — As reported	$0.36	$0.22	$0.56	$0.39
— Pro forma	$0.30	$0.19	$0.44	$0.31
Diluted — As reported	$0.34	$0.21	$0.53	$0.38
— Pro forma	$0.28	$0.18	$0.42	$0.30

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	April 30, 2004	October 31, 2003
Raw materials	$1,027	$775
Work in process	3,670	5,603
Finished goods	422 ______	494 ______
	5,119	6,872
Precontract costs	750 ______	3 ______
	$5,869	$6,875

At April 30, 2004, the favorable inventoried indirect rate variance reduced work in process by approximately $2,572,000. At May 2, 2003, the unfavorable inventoried indirect rate variance increased work in process by approximately $440,000. For further information on our accounting policy for this inventoried variance, see "Notes to Condensed Financial Statements, Note 1: Summary of Significant Accounting Policies."

Precontract costs represent costs incurred in anticipation of specific expected future contract awards, and cost incurred in connection with ongoing contracts for which contract modifications have not been defined.

We provide advanced digital signal processing products and systems to the US government. Typical life cycles of these products are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell the equipment. Historically, we have sold our inventory at full cost so there is no decrement in valuation. If it is determined that the product has reached the end of its life cycle or there is no longer a need for the equipment, the remaining inventory is scrapped. Historically, we dispose of inventory at approximately the same time that the scrap is recorded and we do not hold inventory reserves.

The charges associated with disposed work in process and finished goods are included in contract costs in our Statement of Operations. Raw material that is disposed of represents a minor amount of scrap and is included in general and administrative expenses on the Statement of Operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D.

Inventory activities during the first six months of fiscal year 2004 and fiscal year 2003 included the scrapping of approximately $1,000,000 and $104,000, respectively, of obsolete products. The scrapped items included units in various stages of completion.

Note 3: Line of Credit

At April 30, 2004, we had a cash-secured line of credit with a bank in the amount of $2,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate (4.00% at April 30, 2004) and accrued interest on those borrowings were payable monthly. There were no fees associated with the unused portion of the committed amount. The line of credit will expire on March 1, 2005.

Under the line of credit we had two standby letters of credit totaling approximately $1,370,000. One letter of credit, related to our facilities lease, was approximately $1,220,000 at April 30, 2004 and $1,218,000 at October 31, 2003. The second letter of credit was obtained during the first quarter of fiscal year 2004 as a requirement of our workers compensation insurance, and was approximately $150,000 at April 30, 2004. At both April 30, 2004 and October 31, 2003, there were no other borrowings.

Note 4: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole. Divisional financial information is not available below the gross margin level. Thus, there is only one reportable segment during the first six months of fiscal years 2004 and 2003.

Note 5: Provision for Income Taxes

Our provision for income taxes for the first six months of fiscal year 2004 was approximately $2,073,000, and included a reduction to income tax expense of approximately $803,000 associated with the reversal of our valuation allowance on our deferred tax assets. This reduction lowered our effective tax rate for the second quarter and first six months of fiscal year 2004 to 18.8% and 25.4%, respectively. We estimate that our tax rate for each of the two remaining quarters could be 35% or greater, which could result in an annual tax rate in the range of 30% to 35%. Our provision for income taxes for the first six months of fiscal year 2003 was approximately $708,000, representing an effective tax rate of 15%. Our projected annual effective tax rate for fiscal year 2003 differed from the statutory rate primarily due to anticipated benefits from the utilization of deferred tax assets.

Note 6: Contingencies

Product Warranties

Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a cost equal to a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Alternatively, one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $31,000 and $72,000 for the second quarter and first six months of fiscal year 2004, respectively. Fiscal year 2003 warranty costs were approximately $46,000 and $89,000 during the second quarter and first six months, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following information should be read in conjunction with the attached condensed financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended October 31, 2003.

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

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting policies. See Note 1 to condensed financial statements included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred. Indirect costs include overhead, research and development, and general and administrative expenses. General and administrative costs are not applied to certain subcontract costs associated with our cost-reimbursable contracts. These subcontracts must be in excess of $250,000 and must meet certain other predetermined criteria. We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all costs incurred on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

Our policy for recognizing interim fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned. Management’s estimates are typically consistent with actual fees awarded. However, changes could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.

Our engineering services contracts are typically performed on a level-of-effort basis. Revenue is recognized in accordance with our policy regarding cost-reimbursement contracts.

We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, labor, materials, and other direct costs, plus estimated indirect costs of operations are charged as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable. Unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by us on fixed-price contracts, and could have a material adverse effect on results of operations and financial condition. Unexpected cost increases in cost-reimbursement contracts may be borne by us for purposes of maintaining customer relationships. Historically, the effect on operating results and financial condition from cost-reimbursement losses has been minimal.

Indirect rate variance adjustment to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become determinable. We have determined that this estimate is the preferred practice used within our industry. At year-end, the revenues and costs are adjusted for actual indirect rates.

Our accounting policy for recording the indirect rate variance is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by expected contract activities during the remainder of the year. We consider the rate variance to be unfavorable when our actual indirect rates are greater than our annual targeted rates. In contrast, a favorable rate variance occurs when our actual indirect rates are lower than our annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to work in process inventory. Favorable rate variances are recorded as increases to operating expenses and decreases to work in process inventory.

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense based on estimates of future contract activities. At April 30, 2004, the favorable inventoried indirect rate variance was approximately $2,572,000. At May 2, 2003, the unfavorable inventoried rate variance was approximately $440,000.

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease inventory. Fee percentages on fixed-price and cost-reimbursement contracts will generally decline as a result of any increase to indirect costs. If our rate variance is favorable, the modification of our billing rates will decrease revenue and operating expenses, and increase inventory. In this event, fee percentages on fixed-price contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, depends on a number of other factors, including mix of contract types, contract terms, and anticipated performance on specific contracts, and anticipated changes in inventory.

We expect to absorb the current positive indirect rate variance through certain contract activities. However, if these activities do not absorb the positive indirect rate variance, we may have to modify our billing rates during the remaining six months of fiscal year 2004. In the event that our rates decline, our revenues and contract costs could decline creating a marginal increase in fees, overall. This is due to the fact that we believe our largest portion of revenues will be from cost-reimbursement contracts, whose fee percentages will be unaffected, since these programs will likely expend the total funds available. However, we also believe that we will experience a marginal increase in operating income due to the increased profitability on our fixed-price contracts.

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

Price Redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first six months of fiscal years 2004 and 2003, we did not incur any price redeterminations on any of our contracts.

Overview

As of April 30, 2004, we continue to believe that there is a renewed interest in signal intelligence by the US government to respond to the threat of terrorist activities and the war against terrorism. We also believe that our company is well positioned to benefit from the spending that might result.

A significant portion of our revenue is generated by cost-reimbursable contracts. These contracts tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through the end of fiscal year 2004.

Three and Six Months Ended April 30, 2004 Compared to Three and Six Months Ended
May 2, 2003

Revenues and backlog. Revenues for the second quarter of fiscal year 2004 were approximately $36,811,000, a 66.7% increase from revenues of approximately $22,081,000 recorded in the second quarter of fiscal year 2003. Revenues for the first six months of fiscal year 2004 were approximately $65,105,000, a 61.7% increase from revenues of approximately $40,259,000 recognized during the first six months of fiscal year 2003. It is our belief that the increase in revenues recorded during the second quarter and first six months of fiscal year 2004, when compared to the same periods in fiscal year 2003, is due to an emphasis by the US government on intelligence to support the war against terrorism.

New orders received for the second quarter and first six months of fiscal year 2004 were approximately $28,636,000, and $93,185,000, respectively, compared to approximately $19,479,000 and $31,523,000 received during the same periods in fiscal year 2003. New orders were greater during the second quarter of fiscal year 2004 when compared to the second quarter of fiscal year 2003 due to what we believe to be the US government’s emphasis on intelligence. The significant increase in new orders during the first six months of fiscal year 2004 was primarily due to a major modification of our largest contract.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised options). At April 30, 2004, ending backlog was approximately $113,832,000, representing a 30.7% increase from ending backlog of approximately $87,074,000 at October 31, 2003.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts and accordingly our profit margin will be affected by the mix of our orders by contract type. The following table represents the revenue concentration by contract type:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003	October 31, 2003
Cost-reimbursement contracts	76%	77%	75%	75%	77%
Fixed-price contracts	24%	23%	25%	25%	23%

We currently anticipate that the mix of contract types for fiscal year 2004 will be similar to that experienced in fiscal year 2003.

Our single largest contract represented 21% of revenues for the second quarter and first six months of fiscal year 2004. For the second quarter and first six months of fiscal year 2003 our single largest contract represented 22% and 20% of revenues, respectively. In addition, another significant program represented approximately 10% and 9% for the second quarter and first six months of fiscal year 2004, respectively. This program did not recognize any revenues during the same periods of fiscal year 2003, since it did not begin until the fourth quarter of fiscal year 2003.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $24,146,000, or 65.6%, of revenues for the second quarter of fiscal year 2004 compared to approximately $13,856,000, or 62.8%, of revenues for the same period of fiscal year 2003. During the first six months of fiscal year 2004, we incurred contract costs of approximately $42,446,000, or 65.2% of revenues, compared to contract costs incurred during the first six months of fiscal year 2003 of approximately $25,412,000, or 63.1% of revenues. Contract costs increased as a percentage of revenue during the first six months of fiscal year 2004 primarily due to the mix of program types. In addition, contract costs, as a percentage of revenues during the first six months of fiscal year 2004, were within historical levels.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded from earnings. For interim reporting periods R&D expenses include labor, materials and estimated overhead costs, R&D expenses were approximately $3,419,000, or 9.3%, of revenues for the second quarter of fiscal year 2004 compared to approximately $1,900,000, or 8.6%, of revenues for the same period of fiscal year 2003. During the first six months of fiscal year 2004, R&D expenses were approximately $5,556,000, or 8.5%, of revenues compared to approximately $3,601,000, or 8.9%, of revenues incurred during the first six months of fiscal year 2003. R&D expenses grew in absolute dollars based on management’s decision to try to maintain R&D spending as a percent of projected revenues at levels comparable to historical levels.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to the quarterly revenue base, for interim reporting periods. General and administrative expenses were approximately $4,534,000, or 12.3%, of revenues for the second quarter of fiscal year 2004 compared to approximately $3,805,000, or 17.2%, of revenues for the same period of fiscal year 2003. General and administrative expenses incurred during the first six months of fiscal year 2004 were approximately $9,215,000, or 14.2%, of revenues compared to approximately $6,726,000, or 16.7%, of revenues incurred during the first six months of fiscal year 2003. General and administrative expenses were higher in absolute dollars during the second quarter and first six months of fiscal year 2004 primarily due to our annual targeted indirect rate applied to a higher revenue base. General and administrative expenses were lower as a percentage of revenue due to our ability to significantly grow revenues without having to proportionately increase our general and administrative expenditures. However, we believe that our rapid growth in revenue could cause additional general and administrative expenditures during the remaining six months of fiscal year 2004, and bring general and administrative expenses up to historical levels by the end of fiscal year 2004.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties as a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Alternatively, one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $31,000 and $72,000 for the second quarter and first six months of fiscal year 2004, respectively. Fiscal year 2003 warranty costs were approximately $46,000 and $89,000 during the second quarter and first six months, respectively.

Interest income (expense), net. Net interest income for the second quarter of fiscal year 2004 was approximately $137,000 compared to net interest income of approximately $100,000 for the second quarter of fiscal year 2003. Net interest income recognized during the first six months of fiscal year 2004 was approximately $278,000 compared to approximately $200,000 recognized during the same period of fiscal year 2003. Interest income increased during the second quarter and first six months of fiscal year 2004 as a result of higher cash and investment balances at the beginning of fiscal year 2004 when compared to the beginning of fiscal year 2003.

Provision for income taxes. Our provision for income taxes for the first six months of fiscal year 2004 was approximately $2,073,000 and included a reduction of approximately $803,000 of income tax expense associated with the reversal of our valuation allowance on our deferred tax assets. This reduction lowered our effective tax rate for the second quarter and first six months of fiscal year 2004 to 18.8% and 25.4%, respectively. We estimate that our tax rate for each of the two remaining quarters could be 35% or greater, which could result in an annual tax rate in the range of 30% to 35%. Our provision for income taxes for the first six months of fiscal year 2003 was approximately $708,000, representing an effective tax rate of 15%. Our provision for income taxes for the first six months of fiscal year 2003 was approximately $708,000, representing an effective tax rate of 15%. Our projected annual effective tax rate for fiscal year 2003 differed from the statutory rate primarily due to anticipated benefits from the utilization of deferred tax assets.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first six months of fiscal year 2004 were cash flows generated from operations and the issuance of common stock through our employee stock option plans and purchase plan.

The October 31, 2002 balance sheet was changed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2003 in order to correct a misclassification between cash equivalents and short-term investments. The misclassification had no impact on our statement of operations for any period. The statement of cash flows for the first six months of fiscal year 2003 has been changed in this report to reflect the correct beginning cash balance for fiscal year 2003.

Net cash from operating activities. Net cash provided by operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided approximately $9,222,000 and $8,275,000 during the first six months of fiscal years 2004 and 2003, respectively. Net income for the first six months of fiscal year 2004 was approximately $6,093,000 compared to a net income of approximately $4,012,000 for the comparable period of fiscal year 2003. This increase in net income is due in part to our growth in revenues and in part to an increase in program profitability at the completion of certain production programs.

Accounts receivable balances increased during the first six months of fiscal year 2004 by approximately $4,245,000, whereas during the comparable period of fiscal year 2003 accounts receivable balances decreased by approximately $4,033,000. Accounts receivable balances increased during the first six months of fiscal year 2004 due to the significant revenue generated during this period. In contrast, the revenues generated during the first six months of fiscal year 2003 were less than the cash received on collections of accounts receivable, which caused our accounts receivable balances to decrease during the first six months of fiscal year 2003. The significant amount of cash received during the first six months of fiscal year 2003 was primarily the result of an improved payment process of one of our significant customers.

Cash used to support inventory, prepaid expenses, and other assets was approximately $400,000 and $3,012,000 during the first six months of fiscal years 2004 and 2003, respectively. The primary fluctuation in cash used between the first six months of fiscal year 2004 and the first six months of fiscal year 2003 is due to the difference in the rate variance between those two periods. In the first six months of fiscal year 2004, the favorable rate variance decreased inventory balances by approximately $2,572,000. During the same period of fiscal year 2003, the unfavorable rate variance increased inventory balances by approximately $440,000.

The change in accounts payable, taxes payable and accrued liabilities balances resulted in a net increase of approximately $5,564,000 and $868,000 during the first six months of fiscal years 2004 and 2003, respectively. Income taxes payable increased approximately $2,581,000 during the first six months of fiscal year 2004, compared to no change during the first six months of fiscal year 2003. The difference in the income taxes payable activities between fiscal years 2004 and 2003 is the difference in the effective tax rate (35% for fiscal year to date 2004 and 15% for fiscal year 2003). Accrued payroll liabilities increased approximately $1,009,000 during the first six months of fiscal year 2004 and approximately $509,000 during the first six months of fiscal year 2003. The primary fluctuation between accrued payroll activities is the significant increase to our staff during the first six months of fiscal year 2004, when compared to the same period of fiscal year 2003. Accounts payable and other accrued liabilities increased approximately $1,974,000 and $359,000 during the first six months of fiscal years 2004 and 2003, respectively. The difference between accounts payable activities during the first six months of fiscal years 2004 and 2003 is due to a significant increase in contract activity.

Net cash from investing activities. During the first six months of fiscal year 2004 investing activities provided cash of approximately $11,633,000, and used cash of approximately $13,425,000 during the first six months of fiscal year 2003. The primary difference between fiscal years 2004 and 2003 was the significant proceeds received from the sales of short term investments during the first six months of fiscal year 2004. The company adopted an investment policy with a shorter average maturity date resulting in the sale of longer term securities.

Net cash from financing activities. Financing activities provided cash of approximately $654,000 during the first six months of fiscal year 2004 and approximately $1,263,000 during the same period in fiscal year 2003. The source of cash provided by financing activities in both periods was the issuance of common stock under our employee stock purchase plan and stock option plans. Cash from our stock option exercises increased during the first six months of fiscal year 2004, when compared to fiscal year 2003, by approximately $1,314,000. We believe our employees exercised more options during the first six months of fiscal year 2004 due to the increase in market value of our common stock. However, cash from the issuance of common stock in the first six months of fiscal year 2004 was offset by dividend payments of $2,044,000. We did not pay any dividends during the first six months of fiscal year 2003.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the needs of the United States intelligence community.

At April 30, 2004, we had a cash-secured line of credit with a bank in the amount of $2,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate (4.00% at April 30, 2004) and accrued interest on those borrowings were payable monthly. There were no fees associated with the unused portion of the committed amount. This line of credit will expire on March 1, 2005.

Under the line of credit we had two standby letters of credit totaling approximately $1,370,000. One letter of credit, related to our facilities lease, was approximately $1,220,000 and $1,218,000 at April 30, 2004 and October 31, 2003, respectively. The second letter of credit was obtained during the first quarter of fiscal year 2004 as a requirement of our workers compensation insurance, and was approximately $150,000 at April 30, 2004. At both April 30, 2004 and October 31, 2003, there were no other borrowings.

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

If we are unable to comply with complex government regulations governing security and contracting practices, we could be disqualified as a supplier to the United States Government. As a supplier to United States Government defense and intelligence agencies, we must comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we will lose most, if not all, of our customers, revenues from sales of our products would decline significantly, and our ability to continue operations would be seriously jeopardized. Among the causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, US government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Depending on the results of these audits and investigations, the government may make claims against us, and if they prevail, certain incurred costs would not be recoverable.

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

If we are unable to recruit, train, and retain key personnel with required security clearances, our ability to develop, introduce, and sell our products may be adversely impacted. Our ability to execute our business plan is contingent upon successfully attracting and retaining qualified employees who obtain, or are able to obtain, necessary government security clearances. If we fail to attract and retain qualified employees who can obtain the necessary security clearances, our business could be significantly harmed. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could negatively impact our ability to develop, introduce, and sell our products. In addition, employees may leave us and subsequently compete against us.

Many of the personnel we hire will need US government security clearances in order to perform tasks we require on our government contracts. We have found that there is a shortage of qualified personnel possessing the necessary clearances, and new security clearances are taking longer to be granted. If we are not able to obtain security clearances for our personnel where required, they will be unable to perform tasks requiring clearances, and we may be unable to satisfy the terms of our contracts, resulting in customer dissatisfaction and possible loss of current or future contracts.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. For example, in fiscal year 2001, we received unanticipated contract closeout notifications on three significant engineering contracts for the convenience of the other contracting party. These closeouts contributed, in part, to our need to reduce our cost structure during fiscal year 2001. There were no such notifications in subsequent years.

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

Our results of operations could be negatively impacted if we are required to write off inventory deemed not saleable or usable. Some of our products or raw materials may become obsolete or unusable while in inventory. This could be due to changing customer specifications, decreases in demand for existing products, or changes in government spending on signal intelligence. Work in process deemed not saleable is written off to contract costs in our Statement of Operations, while unusable raw materials are written off to general and administrative expenses.

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

Our headquarters and most of our operations are located in California where natural disasters may occur, resulting in disruption to our business. Our corporate headquarters, including most of our research and development operations and production facilities, are located in the Silicon Valley area of Northern California, a region known for being vulnerable to natural disasters and other risks, such as earthquakes, fires, and floods, which at times have disrupted the local economy and posed physical risks to our property. A significant earthquake could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of US interest rates, particularly since the majority of our investments are in short-term instruments. The average maturity of our investment portfolio is 100 days. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of April 30, 2004, our total cash and investments balance that was sensitive to interest rate risk was approximately $48,020,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $128,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	April 30, 2004	October 31, 2003
Cash and cash equivalents	$26,881	$5,372
Short-term, available-for-sale securities:
Asset-backed securities	7,040	7,260
Corporate securities	4,715	9,030
Government securities	7,793	16,468
Money market securities	1,591 _______	1,989 ______
	$48,020	$40,119

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

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matter to a Vote of Security Holders

At the annual meeting of our shareholders held on March 10, 2004, the following matters were considered and voted upon:

The following nominees were elected as Class II directors to serve on our Board of Directors for a two-year term expiring at the 2006 annual meeting of stockholders and until their successors are duly elected and qualified. The number of shares voted and withheld for such nominees were as follows:

Name	For	Withheld
Milton E. Cooper	9,370,940	309,103
John R. Treichler	9,349,465	330,578
Stuart G. Whittelsey, Jr.	9,219,796	460,247

A proposal to adopt the 2004 Stock Incentive Plan was approved and ratified by a vote of 6,039,353 shares for, 1,198,397 shares against, and 9,073 shares abstaining.

The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending October 31, 2004 was approved and ratified by a vote of 9,380,625 shares for, 293,902 shares against, and 5,516 shares abstaining.

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

Exhibits — See Index to Exhibits

Reports on Form 8-K — Reports on Form 8-K filed or furnished during the three months ended April 30, 2004.

  Form 8-K furnished on February 26, 2004 containing the February 24, 2004 press release and conference call transcript related to our announcement of our first quarter results for fiscal year 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc.

/James E. Doyle/	June 8, 2004
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

3.1	Second Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.26	Amendment to Line of Credit Agreement, dated February 12, 2004 with Wells Fargo Bank, National Association
10.27	Security Agreement dated February 12, 2004 with Wells Fargo Bank, National Association
10.28	Applied Signal Technology, Inc. 2004 Stock Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002