Form 10-Q
period 2004-07-30
APPLIED SIGNAL TECHNOLOGY INC
filed 2004-09-09
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended July 30, 2004

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

✓
Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

✓
Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, no par value, 11,188,408 shares outstanding as of July 30, 2004.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Financial Statements

Balance Sheets — July 30, 2004 (Unaudited) and October 31, 2003

Statements of Operations (Unaudited) — Three and nine months ended July 30, 2004 and August 1, 2003

Statements of Cash Flows (Unaudited) — Nine months ended July 30, 2004 and August 1, 2003

Notes to Condensed Financial Statements (Unaudited) — July 30, 2004

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Item 4: Controls and Procedures

Part II. Other Information

 Item 1: Legal Proceedings

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

Part I. Financial Information

Item 1: Condensed Financial Statements

Applied Signal Technology, Inc.
Balance Sheets
(In thousands, except share data)

Assets	July 30, 2004 (Unaudited)	October 31, 2003 (Note)
Current assets:
Cash and cash equivalents	$25,585	$5,372
Short term investments	19,743 _______________	34,747 _______________
Total cash and cash equivalents and short term investments	45,328	40,119
Accounts receivable:
Billed	18,795	16,335
Unbilled	17,160 _______________	10,227 _______________
Total accounts receivable	35,955	26,562
Inventory	6,209	6,875
Prepaid and other current assets	3,532 _______________	3,545 _______________
Total current assets	91,024	77,101

Property and equipment, at cost:
Machinery and equipment	46,537	44,127
Furniture and fixtures	4,845	4,742
Leasehold improvements	10,259	10,236
Construction in process	163 _______________	33 _______________
	61,804	59,138
Accumulated depreciation and amortization	(49,803) _______________	(46,897) _______________
Net property and equipment	12,001	12,241

Other assets	2,000 _______________	605 _______________

Total assets	$105,025 ===============	$89,947 ===============

Applied Signal Technology, Inc.
Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	July 30, 2004 (Unaudited)	October 31, 2003 (Note)

Current liabilities:
Accounts payable	$3,034	$3,022
Accrued payroll and related benefits	9,191	7,557
Accrued rent	1,166	1,190
Other accrued liabilities	2,380	1,643
Income taxes payable	1,052 ____________	134 __________
Total current liabilities	16,823	13,546

Other liabilities	300	183

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 11,188,408 at July 30, 2004 and 10,767,145 at October 31, 2003	37,497	31,132
Retained earnings	50,427	45,021
Accumulated comprehensive income (loss)	(22) ____________	65 __________
Total shareholders’ equity	87,902 ____________	76,218 __________

Total liabilities and shareholders’ equity	$105,025 ============	$89,947 ==========

Note: The balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Revenues from contracts	$38,275	$26,002	$103,380	$66,261

Operating expenses:
Contract costs	24,629	17,538	67,075	42,950
Research and development	4,413	2,281	9,969	5,882
General and administrative	3,631 _____________	4,268 ______________	12,846 _____________	10,994 _____________

Total operating expenses	32,673 _____________	24,087 _____________	89,890 _____________	59,826 _____________

Operating income	5,602	1,915	13,490	6,435
Interest income, net	121 _____________	120 _____________	399 _____________	320 _____________
Income before provision for income taxes	5,723	2,035	13,889	6,755
Provision for income taxes	2,264 _____________	305 _____________	4,337 _____________	1,013 _____________

Net income	$3,459 =============	$1,730 =============	$9,552 =============	$5,742 =============

Net income per common share:
Basic	$0.31	$0.16	$0.87	$0.55
Diluted	$0.29	$0.16	$0.83	$0.54

Number of shares used in calculating net income per common share:
Basic	11,120	10,579	10,988	10,367
Diluted	11,734	11,049	11,578	10,703

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase (decrease) in cash and cash equivalents
(Unaudited)
(In thousands)

Nine Months Ended
	July 30, 2004	August 1, 2003
Operating Activities:
Net income	$9,552	$5,742
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,234	3,511
Changes in:
Tax benefit from stock plans	1,309	–
Accounts receivable	(9,393)	(1,460)
Inventory, prepaids, and other assets	(716)	(936)
Accounts payable, taxes payable, and accrued expenses	2,668 _____________	1,727 _____________
Net cash provided by operating activities	6,654	8,584

Investing Activities:
Purchases of available-for-sale securities	(27,169)	(21,700)
Maturities of available-for-sale securities	42,086	5,834
Additions to property and equipment	(2,994) _____________	(1,778) _____________
Net cash provided by (used in) investing activities	11,923	(17,644)

Financing Activities:
Issuance of common stock	5,056	3,405
Dividends paid	(3,420) _____________	(646) _____________
Net cash provided by financing activities	1,636	2,759
Net increase (decrease) in cash and cash equivalents	20,213	(6,301)
Cash and cash equivalents, beginning of period	5,372 _____________	11,715 _____________
Cash and cash equivalents, end of period	$25,585 ============	$5,414 =============

Supplemental disclosures of cash flow information:
Interest paid	$107	$91
Income taxes paid	$2,860	$1,905

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Notes to Condensed Financial Statements
(Unaudited)
July 30, 2004

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending July 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

Estimates

In order for us to prepare financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenues and Contract Accounting

Revenues and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products, and perform related services according to specifications provided by the customer.

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs). Indirect costs include overhead, research and development, and general and administrative expenses. General and administrative costs are not applied to certain subcontract costs associated with our cost-reimbursement contracts. These subcontracts must be in excess of $250,000 and must meet certain other predetermined criteria.

We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

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

We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, labor, materials, and other direct costs, plus estimated indirect costs of operations, are charged as incurred (incurred costs). A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. Unexpected increases in the cost to develop or manufacture a product under a fixed-price contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by us, and could have a material, adverse effect on our results of operations.

The following table represents the revenue concentration by contract type:

	Three Months Ended		Nine Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Cost-reimbursement contracts	79%	72%	77%	74%
Fixed-price contracts	21%	28%	23%	26%

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable.

Revenues from our software licenses are accounted for under AICPA Statement of Position 97-2, Software Recognition. Revenues from our software licenses have been insignificant in all periods presented

Indirect rate variance adjustments to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become determinable.

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

Accounts receivable. Accounts receivable are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill incurred costs, and a portion of our fees on a regular basis. Under fixed-price contracts, we either regularly progress bill 90% of incurred costs or bill contract costs on a milestone or unit of delivery basis. Unbilled amounts result from our recognition of contract revenue in advance of contractual billing or progress billing terms.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of expected benefits from R&D credits and the reversals of valuation allowances. Please refer to "Notes to Condensed Financial Statements, Note 5: Provision for Income Taxes" for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if the government determines that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first nine months of fiscal years 2004 and 2003, we did not incur any price redeterminations on any of our contracts.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Short-term investments include all securities that are classified as available-for-sale and are carried at fair market value. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material in the first nine months of fiscal years 2004 and 2003.

The October 31, 2002 balance sheet was changed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2003 in order to correct a misclassification between cash equivalents and short-term investments. The misclassification had no impact on our statement of operations for any period. The statement of cash flows for the first nine months of fiscal year 2003 has been changed in this report to reflect the correct beginning cash balance for fiscal year 2003.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands):

	July 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$25,584	$1	$–	$25,585
Short-term, available-for-sale securities:
Asset-backed securities	5,505	–	(14)	5,491
Corporate securities	4,174	1	(4)	4,171
Government securities	6,008	–	(5)	6,003
Money market securities	4,079 _________	– _________	(1) __________	4,078 ___________
	$45,350 =========	$2 =========	($24) ==========	$45,328 ===========

	October 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$5,372	$–	$–	$5,372
Short-term, available-for-sale securities:
Asset-backed securities	7,255	9	(4)	7,260
Corporate securities	8,996	38	(4)	9,030
Government securities	16,442	43	(17)	16,468
Money market securities	1,989 ___________	– ____________	– _____________	1,989 _____________
	$40,054 ===========	$90 ===========	($25) ============	$40,119 =============

The following table summarizes the maturities of our short-term investments (in thousands):

	July 30, 2004	October 31, 2003
Due in one year or less	$19,511	$18,100
Due in one to three years	232 ___________	16,647 _____________
	$19,743 ===========	$34,747 =============

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

The per share data is as follows (in thousands, except per share amounts):
	Three Months Ended		Nine Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Numerator:
Net income	$3,459 =========	$1,730 =============	$ 9,552 ==========	$ 5,742 =============
Denominator:
Shares used to compute net income per common share – basic	11,120	10,579	10,988	10,367
Effect of dilutive stock options	614 __________	470 ____________	590 __________	336 _____________
Shares used to compute net income per common share – diluted	11,734 ==========	11,049 ============	11,578 ==========	10,703 =============

Net income per common share – basic	$ 0.31	$ 0.16	$ 0.87	$ 0.55
Net income per common share – diluted	$ 0.29	$ 0.16	$ 0.83	$ 0.54

We excluded approximately 4,000 antidilutive potential common shares from diluted net income per common share computation for the third quarter and first nine months of fiscal year 2004, respectively. For the same periods in fiscal year 2003, we excluded approximately 50,000 and 190,000 antidilutive potential common shares from diluted net income per common share computation.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net income	$3,459	$1,730	$9,552	$5,742
Unrealized gain (loss) on securities	(16) __________	(83) __________	(87) __________	(23) __________
Comprehensive income	$3,443 ===========	$1,647 ==========	$9,465 ==========	$5,719 ==========

As of July 30, 2004, net unrealized loss on securities was approximately $22,000. As of October 31, 2003, net unrealized gain on securities was approximately $65,000.

Dividends

During fiscal year 2004, we have an annual dividend of $0.50 per share, payable over four quarters at the rate of $0.125 per share per quarter. Dividends were paid on February 13, 2004, May 14, 2004, and August 13, 2004 and are payable on November 12, 2004 for shareholders of record at January 30, 2004, April 30, 2004, July 30, 2004, and October 31, 2004, respectively, and on such future dates that the Board of Directors may determine.

We paid dividends of approximately $3,420,000 and $646,000 during the first nine months of fiscal years 2004 and 2003, respectively.

At July 30, 2004 and October 31, 2003, accrued dividends of approximately $1,399,000 and $673,000, respectively, were included in other accrued liabilities in the accompanying balance sheet.

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

	Three Months Ended		Nine Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net income, as reported	$3,459	$1,730	$9,552	$5,742
Deduct: total stock-based compensation expense determined at the fair value for all awards	(1,825) _____________	(825) ______________	(2,914) _____________	(1,645) ____________
Pro forma net income	$ 1,634 =============	$ 905 =============	$ 6,638 =============	$ 4,097 ============
Net income per share
Basic — As reported	$0.31	$0.16	$0.87	$0.55
— Pro forma	$0.15	$0.09	$0.60	$ 0.40
Diluted — As reported	$0.29	$0.16	$0.83	$0.54
— Pro forma	$0.14	$0.08	$0.57	$0.38

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	July 30, 2004	October 31, 2003
Raw materials	$740	$775
Work in process	5,242	5,603
Finished goods	227 ____________	494 ____________
	6,209	6,872
Precontract costs	– ____________	3 ____________
	$6,209 ============	$6,875 ============

At July 30, 2004, the favorable inventoried indirect rate variance reduced work in process by approximately $1,034,000. At August 1, 2003, the favorable inventoried indirect rate variance reduced work in process by approximately $1,185,000. Management determined that a portion of the favorable indirect rate variance at August 1, 2003 would remain unabsorbed by the end of fiscal year 2003, resulting in higher operating income. Consequently, at the end of the third quarter of fiscal year 2003, a $350,000 adjustment was recorded to increase operating income and reduce the favorable inventoried rate variance to approximately $835,000. For further information on our accounting policy for this inventoried variance, see "Notes to Condensed Financial Statements, Note 1: Summary of Significant Accounting Policies."

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and cost incurred in connection with ongoing contracts for which contract modifications have not been defined.

We provide advanced digital signal processing products and systems to the U.S. government. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell our equipment, which includes raw materials. Historically, we have sold our inventory at full cost so there is limited decrement in valuation. If it is determined that the product has reached the end of its life cycle or there is no longer a need for the equipment, the remaining inventory is scrapped. Historically, we dispose of inventory at approximately the same time that the scrap is recorded and we do not hold inventory reserves.

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

Inventory activities during the first nine months of fiscal year 2004 and fiscal year 2003 included the scrapping of approximately $1,172,000 and $606,000, respectively, of obsolete products. The scrapped items included units in various stages of completion.

Note 3: Line of Credit

At July 30, 2004, we had a cash-secured line of credit with a bank in the amount of $2,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate (4.25% at July 30, 2004) and accrued interest on those borrowings were payable monthl. No fees were associated with the unused portion of the committed amount. The line of credit will expire on March 1, 2005.

Under the line of credit, we had two standby letters of credit totaling approximately $1,370,000. One letter of credit, related to our facilities lease, was approximately $1,220,000 at July 30, 2004 and $1,218,000 at October 31, 2003. The second letter of credit was obtained during the first quarter of fiscal year 2004 as a requirement of our workers compensation insurance, and was approximately $150,000 at July 30, 2004. At both July 30, 2004 and October 31, 2003, there were no other borrowings.

Note 4: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole. Divisional financial information is not available below the gross margin level. Thus, there is only one reportable segment during the first nine months of fiscal years 2004 and 2003.

Note 5: Provision for Income Taxes

Our provision for income taxes for the third quarter and first nine months of fiscal year 2004 was approximately $2,264,000 and $4,337,000, respectively. Our operating income increased during the third quarter of fiscal year 2004, which increased our effective tax rate to 39.6% and 31.2% for the third quarter and first nine months of fiscal year 2004, respectively. In addition, our fiscal year 2004 income tax expense included a reduction of approximately $803,000 associated with the reversal of our valuation allowance on our deferred tax assets. The reduction was recorded during the second quarter of fiscal year 2004. Our provision for income taxes for the first nine months of fiscal year 2003 was approximately $1,013,000, representing an estimated annual effective tax rate of 15%. Our estimated annual effective tax rate at August 1, 2003 differed from the statutory rate primarily due to anticipated benefits from the utilization of deferred tax assets.

Note 6: Contingencies

Product Warranties

Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a cost equal to a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Alternatively, a one-year warranty coverage may be purchased for 5% of the unit or system purchase price. Warranty costs were approximately $45,000 and $117,000 for the third quarter and first nine months of fiscal year 2004, respectively. Fiscal year 2003 warranty costs were approximately $56,000 and $144,000 during the third quarter and first nine months, respectively.

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

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting policies. See "Notes to Condensed Financial Statements, Note 1: Summary of Significant Accounting Policies," included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

Revenue and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products, and perform related services according to specifications provided by the customer.

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs). Indirect costs include overhead, research and development, and general and administrative expenses. General and administrative costs are not applied to certain subcontract costs associated with our cost-reimbursement contracts. These subcontracts must be in excess of $250,000 and must meet certain other predetermined criteria. We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

Our policy for recognizing interim fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned. Historically, management’s estimates have generally been consistent with actual fees awarded. However, changes could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.

Our engineering services contracts are typically performed on a level-of-effort basis. Revenue is recognized in accordance with our policy regarding cost-reimbursement contracts.

We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, labor, materials, and other direct costs, plus estimated indirect costs of operations are charged as incurred (incurred costs). A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable. Unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by us on fixed-price contracts, and could have a materially adverse effect on results of operations and financial condition. Unexpected cost increases in cost-reimbursement contracts may be borne by us for purposes of maintaining customer relationships. Historically, the effect on operating results and financial condition from cost-reimbursement losses has been minimal.

Indirect rate variance adjustment to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become determinable. We believe that this estimate is the preferred practice used within our industry. At year-end, the revenues and costs are adjusted for actual indirect rates.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense based on estimates of future contract activities. At July 30, 2004, the favorable inventoried indirect rate variance was approximately $1,034,000. At August 1, 2003, the favorable inventoried rate variance was approximately $1,185,000. Management determined that a portion of this favorable indirect rate variance at August 1, 2003 would remain unabsorbed by the end of fiscal year 2003, resulting in higher operating income. Consequently, at the end of the third quarter of fiscal year 2003, a $350,000 adjustment was recorded to increase operating income and reduce the favorable inventoried rate variance to approximately $835,000.

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

We expect to absorb the current positive indirect rate variance through certain contract activities. However, if these activities do not absorb the positive indirect rate variance, we may have to modify our billing rates at the end of fiscal year 2004. In the event that our rates decline, our revenues and contract costs could decline, creating a marginal increase in fees overall. This is due to the fact that we believe our largest portion of revenues will be from cost-reimbursement contracts, whose fee percentages will be unaffected, since these programs will likely expend the total funds available. However, we also believe that we will experience a marginal increase in operating income due to the increased profitability on our fixed-price contracts.

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

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first nine months of fiscal years 2004 and 2003, we did not incur any price redeterminations on any of our contracts.

Overview

As of July 30, 2004, we continue to believe that there is a renewed interest in signal intelligence by the U.S. government to respond to the threat of terrorist activities and the war against terrorism. We also believe that our company is well positioned to benefit from the spending that might result.

A significant portion of our revenue is generated by cost-reimbursable contracts. These contracts tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through the end of fiscal year 2004.

Three and Nine Months Ended July 30, 2004 Compared to Three and Nine Months Ended August 1, 2003

Revenues and backlog. Revenues for the third quarter of fiscal year 2004 were approximately $38,275,000, a 47.2% increase from revenues of approximately $26,002,000 recorded in the third quarter of fiscal year 2003. Revenues for the first nine months of fiscal year 2004 were approximately $103,380,000, a 56.0% increase from revenues of approximately $66,261,000 recognized during the first nine months of fiscal year 2003. It is our belief that the increase in revenues recorded during the third quarter and first nine months of fiscal year 2004, when compared to the same periods in fiscal year 2003, is due to an increase in new orders and backlog.

New orders received for the third quarter 2004 were approximately $35,417,000, down 13.7% compared to new orders of approximately $41,031,000 received during the third quarter of fiscal year 2003. We believe the decline in new orders is due to the typical fluctuations experienced in the U.S. Government procurement process. New orders received during the first nine months of fiscal year 2004 were approximately $128,602,000, compared to approximately $72,554,000 received during the same period in fiscal year 2003. We believe the increase in new orders during the first nine months of fiscal year 2004, when compared to the first nine months of fiscal year 2003, is due to the U.S. Government’s emphasis on intelligence.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised options). At July 30, 2004, ending backlog was approximately $110,755,000, representing a 27.2% increase from ending backlog of approximately $87,074,000 at October 31, 2003. During June 2004, we received a stop-work order instructing us to stop work on a portion of our largest single contract. In accordance with the instructions received from the other contracting party, we prepared a proposal that detailed the tasks that were stopped and estimated the reduction in contract costs. If all the stopped tasks are terminated, the result could be a significant reduction in orders and backlog in the period in which it occurs. If such a reduction occurs, we believe it could happen sometime during the next three to six months and could result in orders and backlog reduction in the range of $10 million to $15 million. This potential reduction primarily impacts our fiscal 2005 anticipated revenues. We believe the government initiated this stop-work order to mitigate risk on the program in an attempt to meet certain key milestones. Although not stated in writing, the other contracting party has informed us that the stopped tasks could be deferred to later periods after successful completion of these key milestones.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type. The following table represents the revenue concentration by contract type:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003	October 31, 2003
Cost-reimbursement contracts	79%	72%	77%	74%	77%
Fixed-price contracts	21%	28%	23%	26%	23%

We currently anticipate that the mix of contract types for fiscal year 2004 will be similar to that experienced in fiscal year 2003.

Our single largest contract represented 19% and 21% of revenues for the third quarter and first nine months of fiscal year 2004, respectively. For the third quarter and first nine months of fiscal year 2003, our single largest contract represented 17% and 19% of revenues, respectively. In addition, another significant program represented approximately 9% of revenues for the third quarter and first nine months of fiscal year 2004. This program did not recognize any revenues during the same periods of fiscal year 2003, since it did not begin until the fourth quarter of fiscal year 2003.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $24,629,000, or 64.4% of revenues, for the third quarter of fiscal year 2004 compared to approximately $17,538,000, or 67.5%, of revenues for the same period of fiscal year 2003. Contract costs were lower as a percentage of revenue during the third quarter of fiscal year 2004 compared to the same period of 2003 primarily due to the additional contract costs recorded during the third quarter of fiscal year 2003 of approximately $606,000 as a result of scrapping obsolete inventory. During the first nine months of fiscal year 2004, we incurred contract costs of approximately $67,075,000, or 64.9% of revenues, compared to contract costs incurred during the first nine months of fiscal year 2003 of approximately $42,950,000, or 64.8% of revenues. As a percentage of revenues, contract costs were not significantly different between the first nine months of fiscal year 2004 and the same period of fiscal year 2003, and were within historical levels.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded from earnings. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $4,413,000, or 11.5% of revenues, for the third quarter of fiscal year 2004 compared to approximately $2,281,000, or 8.8% of revenues, for the same period of fiscal year 2003. During the first nine months of fiscal year 2004, R&D expenses were approximately $9,969,000, or 9.6% of revenues, compared to approximately $5,882,000, or 8.9% of revenues, incurred during the first nine months of fiscal year 2003. R&D expenses grew in absolute dollars based on management’s decision to try to maintain R&D spending as a percentage of projected revenues at levels comparable to historical levels.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to the quarterly revenue base, for interim reporting periods. General and administrative expenses were approximately $3,631,000, or 9.5% of revenues, for the third quarter of fiscal year 2004 compared to approximately $4,268,000, or 16.4% of revenues, for the same period of fiscal year 2003. During the third quarter of fiscal year 2003, general and administrative expenses were higher in absolute dollars due to the adjustment of the indirect rate variance. As a percentage of revenues, general and administrative expenses decreased during the third quarter of fiscal year 2004 due to the significant growth in revenues recognized during the third quarter of fiscal year 2004. General and administrative expenses incurred during the first nine months of fiscal year 2004 were approximately $12,846,000, or 12.4% of revenues, compared to approximately $10,994,000, or 16.6% of revenues, incurred during the first nine months of fiscal year 2003. General and administrative expenses were higher in absolute dollars during the first nine months of fiscal year 2004 primarily due to our annual targeted indirect rate applied to a higher revenue base. General and administrative expenses were lower as a percentage of revenue due to our ability to significantly grow revenues without having to proportionately increase our general and administrative expenditures. However, we believe that our rapid growth in revenue could cause additional general and administrative expenditures during the remaining three months of fiscal year 2004.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Alternatively, one-year warranty coverage may be purchased 5% of the unit or system purchase price. Warranty costs were approximately $45,000 and $117,000 for the third quarter and first nine months of fiscal year 2004, respectively. Fiscal year 2003 warranty costs were approximately $56,000 and $144,000 during the third quarter and first nine months, respectively.

Interest income (expense), net. Net interest income for the third quarter of fiscal year 2004 was approximately $121,000 compared to net interest income of approximately $120,000 for the third quarter of fiscal year 2003. Net interest income recognized during the first nine months of fiscal year 2004 was approximately $399,000 compared to approximately $320,000 recognized during the same period of fiscal year 2003. Interest income increased during the third quarter and first nine months of fiscal year 2004 as a result of higher cash and investment balances at the beginning of fiscal year 2004 when compared to the beginning of fiscal year 2003.

Provision for income taxes. Our provision for income taxes for the third quarter and first nine months of fiscal year 2004 was approximately $2,264,000 and $4,337,000, respectively. Our operating income increased during the third quarter of fiscal year 2004, which increased our effective tax rate to 39.6% and 31.2% for the third quarter and first nine months of fiscal year 2004, respectively. In addition, our fiscal year 2004 income tax expense included a reduction of approximately $803,000 associated with the reversal of our valuation allowance on our deferred tax assets. The reduction was recorded during the second quarter of fiscal year 2004. We estimate that our annual effective tax rate could be in the range of 34% to 35%, which will result in a tax rate of approximately 40% or greater for the fourth quarter of fiscal year 2004. Our provision for income taxes for the first nine months of fiscal year 2003 was approximately $1,013,000, representing an effective tax rate of 15%. Our estimated annual effective tax rate at August 1, 2003 differed from the statutory rate primarily due to anticipated benefits from the utilization of deferred tax assets.

Analysis of Liquidity and Capital Resource

Our primary sources of liquidity during the first nine months of fiscal year 2004 were cash flows generated from operations and the issuance of common stock through our employee stock option plans and purchase plan.

The October 31, 2002 balance sheet was changed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2003 in order to correct a misclassification between cash equivalents and short-term investments. The misclassification had no impact on our statement of operations for any period. The statement of cash flows for the first nine months of fiscal year 2003 has been changed in this report to reflect the correct beginning cash balance for fiscal year 2003.

Net cash from operating activities. Net cash provided by operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided approximately $6,654,000 and $8,584,000 during the first nine months of fiscal years 2004 and 2003, respectively. Net income for the first nine months of fiscal year 2004 was approximately $9,552,000 compared to a net income of approximately $5,742,000 for the comparable period of fiscal year 2003. This increase in net income is due in part to our growth in revenues and, in part, to an increase in program profitability generated from the sale of certain products.

Accounts receivable balances increased during the first nine months of fiscal years 2004 and 2003 by approximately $9,393,000, and $1,460,000, respectively. Accounts receivable balances increased during the first nine months of fiscal year 2004 due to the significant revenue generated during this period. We received a significant amount of cash during the first nine months of fiscal year 2003, primarily as a result of an improved payment process of one of our significant customers.

Cash used to support inventory, prepaid expenses, and other assets was approximately $716,000 and $936,000 during the first nine months of fiscal years 2004 and 2003, respectively. The fluctuation in cash used between the first nine months of fiscal year 2004 and the first nine months of fiscal year 2003 is primarily due to the difference in the rate variance between those two periods.In the first nine months of fiscal year 2004, the favorable rate variance decreased inventory balances by approximately $1,034,00. During the same period of fiscal year 2003, the favorable rate variance decreased inventory balances by approximately $835,000.

The change in accounts payable, taxes payable, and accrued liabilities balances resulted in a net increase of approximately $2,668,000 and $1,727,000 during the first nine months of fiscal years 2004 and 2003, respectively. Income taxes payable increased approximately $918,000 during the first nine months of fiscal year 2004, compared to no change during the first nine months of fiscal year 2003. The difference in the income taxes payable activities between fiscal years 2004 and 2003 is the difference in our estimated effective tax rate (31.2% at July 30, 2004 and 15% at August 1, 2003). Accrued payroll liabilities increased approximately $1,634,000 during the first nine months of fiscal year 2004, and decreased approximately $578,000 during the same period of fiscal year 2003. Accrued payroll liabilities increased during the first nine months of fiscal year 2004 due to an increase of approximately $2,041,000 in accrued bonus expense and a significant increase to our staff, when compared to the same period in fiscal year 2003. Payroll liabilities decreased during the first nine months of fiscal year 2003 due to the issuance of common stock under our employee stock purchase plan. Accounts payable and other accrued liabilities increased approximately $116,000 and $2,305,000 during the first nine months of fiscal years 2004 and 2003, respectively. The primary difference between accounts payable activities during the first nine months of fiscal years 2004 and 2003 is due to approximately $1,594,000 in subcontract costs accrued at the end of the third quarter of fiscal year 2003, which were paid during the fourth quarter of fiscal year 2003.

Net cash from investing activities. Investing activities provided cash of approximately $11,923,000 during the first nine months of fiscal year 2004, and used cash of approximately $17,644,000 during the first nine months of fiscal year 2003. The primary difference between fiscal years 2004 and 2003 was the significant proceeds received from the sales of short term investments during the first nine months of fiscal year 2004. The company adopted an investment policy with a shorter average maturity date resulting in the sale of longer term securities.

Net cash from financing activities. Financing activities provided cash of approximately $1,636,000 during the first nine months of fiscal year 2004 and approximately $2,759,000 during the same period in fiscal year 2003. The source of cash provided by financing activities in both periods was the issuance of common stock under our employee stock purchase plan and stock option plans. Cash from our stock option exercises increased during the first nine months of fiscal year 2004, when compared to fiscal year 2003, by approximately $1,307,000. We believe our employees exercised more options during the first nine months of fiscal year 2004 due to the increase in market value of our common stock. However, cash from the issuance of common stock was offset by dividend payments of $3,420,000 and $646,000 in the first nine months of fiscal years 2004 and 2003, respectively.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the intelligence needs of the U.S. Government.

At July 30, 2004, we had a cash-secured line of credit with a bank in the amount of $2,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate (4.25% at July 30, 2004) and accrued interest on those borrowings were payable monthly. No fees were associated with the unused portion of the committed amount. This line of credit will expire on March 1, 2005.

Under the line of credit, we had two standby letters of credit totaling approximately $1,370,000. One letter of credit, related to our facilities lease, was approximately $1,220,000 and $1,218,000 at July 30, 2004 and October 31, 2003, respectively. The second letter of credit was obtained during the first quarter of fiscal year 2004 as a requirement of our workers compensation insurance, and was approximately $150,000 at July 30, 2004. At both July 30, 2004 and October 31, 2003, there were no other borrowings.

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

Many of the personnel we hire will need U.S. government security clearances in order to perform tasks we require on our government contracts. We have found that there is a shortage of qualified personnel possessing the necessary clearances, and new security clearances are taking longer to be granted. If we are not able to obtain security clearances for our personnel where required, they will be unable to perform tasks requiring clearances, and we may be unable to satisfy the terms of our contracts, resulting in customer dissatisfaction and possible loss of current or future contracts.

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

Stop-work orders could negatively impact our operating results and financial condition. Almost all of our contracts contain stop-work clauses that permit the other contracting party, at any time, by written order, to stop work on all or any part of the work called for by the contract for a period of ninety days. Within the ninety-day period, the other contracting party may cancel the stop-work order and resume work or terminate all or part of the work covered by the stop-work order. During June 2004, we received a stop-work order instructing us to stop work on a portion of our largest single contract. In accordance with the instructions received from the other contracting party, we prepared a proposal that detailed the tasks that were stopped and estimated the reduction in contract costs. If all the stopped tasks are terminated, the result could be a significant reduction in orders and backlog in the period in which it occurs. There can be no assurance that stop-work orders will not be received in future periods.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The average maturity of our investment portfolio is 89 days as of July 30, 2004. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of July 30, 2004, our total cash and investments balance that was sensitive to interest rate risk was approximately $45,328,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $106,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	July 30, 2004	October 31, 2003
Cash and cash equivalents	$25,585	$5,372
Short-term, available-for-sale securities:
Asset-backed securities	5,491	7,260
Corporate securities	4,171	9,030
Government securities	6,003	16,468
Money market securities	4,078 _____________	1,989 _________________
	$45,328 ============	$40,119 ================

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

Changes in internal controls over financial reporting. Since the most recent evaluation of internal controls over financial reporting by our principal executive officer and principal financial officer, there have been no changes to these internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the effectiveness of internal controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the "reasonable assurance level."

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matter to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

Exhibits. See Index to Exhibits.

Reports on Form 8-K. Reports on Form 8-K filed or furnished during the three months ended July 30, 2004: Form 8-K furnished on May 27, 2004 containing the May 25, 2004 press release and conference call transcript related to our announcement of our second quarter results for fiscal year 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc.
/James E. Doyle/	September 9, 2004
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits
3.1 *	Second Amended and Restated Articles of Incorporation
3.2 *	Amended and Restated Bylaws
4.1 *	Specimen Common Stock Certificate
10.29	Second Amendment to Lease Agreement dated, May 18, 2004, with Eden Roc Partnership
10.30	Executive Retention and Severance Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).