Form 10-K/A
period 2003-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2004-11-19
CIK 741696

United States Securities and Exchange Commission Washington, D.C. 20549 Form 10-K/A (Mark One)
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

Index
Applied Signal Technology, Inc.

The purpose of this amendment to Form 10-K for the fiscal year ended October 31, 2003 is to revise the disclosure set forth in Item 9A, Controls and Procedures, and to file amended certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 and 31.2. These certifications included as Exhibits 31.1 and 31.2 replace the original certifications filed as part of the Annual Report on Form 10-K in their entirety. All other provisions of the Annual Report on Form 10-K, including the financial statements and financial data set forth herein, are as originally filed on Form 10-K filed on January 27, 2004, and no other provisions or sections have been revised or amended in this Form 10-K/A.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	October 31,
	2003	2002
Deferred tax assets:
Accrued expenses and reserves	$1,553	$1,081
Research and development credit carryforwards	837	1,197
Other individually immaterial items	1,233 -----------	1,204 ----------
	3,623	4,202
Valuation allowance	(1,454) ----------	(3,707) ----------
	$2,169 ======	$495 ======

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the effectiveness of internal controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

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
Applied Signal Technology, Inc. (Registrant)
Dated November 19, 2004	/s/ Gary L. Yancey ------------------------------------ Gary L. Yancey, President, Chief Executive Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Date	Title
/s/ Gary L. Yancey ------------------------------------ Gary L. Yancey	November 19 , 2004	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

/s/ James E. Doyle ------------------------------------ James E. Doyle	November 19 , 2004	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Milt Cooper ------------------------------------ Milt Cooper	November 19 , 2004	Director

/s/ John P. Devine ------------------------------------ John P. Devine	November 19 , 2004	Director

/s/ David D. Elliman ------------------------------------ David D. Elliman	November 19 , 2004	Director

/s/ Robert Richardson ------------------------------------ Robert Richardson	November 19 , 2004	Director

/s/ John R. Treichler ------------------------------------ John R. Treichler	November 19 , 2004	Director

/s/ Stuart G. Whittelsey, Jr. ------------------------------------ Stuart G. Whittelsey, Jr.	November 19 , 2004	Director

Annual Report on Form 10-K
Item 14(c) and (d)

Certain Exhibits

Year Ended October 31, 2003

Applied Signal Technology, Inc.
400 West California Avenue
Sunnyvale, CA 94086

Applied Signal Technology
Index to Exhibits
Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Articles of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnification Agreement for directors and officers
10.2(1)	1984 Stock Purchase Plan and form of agreement thereunder
10.3(1)	1991 Stock Option Plan and forms of agreements thereunder
10.4(1)	1993 Employee Stock Purchase Plan
10.6(1)	Summary Plan Description of 401(k) Retirement Plan
10.7(2)	Lease Agreement dated August 21, 1985 with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8(3)	Lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.9(4)	Lease agreement dated May 31, 1996 with Constellation Real Estate, Inc., for 135 National Business Parkway
10.10(5)	Amendments to lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc.
10.11(9)	2000 Stock Option Plan and forms and agreements thereunder
10.13(8)	Bonus Pool Policy
10.16(8)	Amendments to Lease Agreements dated July 30, 2001 with Sunnyvale Business Park
10.17(7)	2001 Stock Option Plan and forms of agreements thereunder
10.18(8)	Amendments to Lease Agreements dated September 20, 2000 with Eden Roc Partnership
10.19(8)	Amendments to Lease Agreements dated April 19, 2001 with Sunnyvale Business Park
10.20(10)	2001 Stock Option Plan (as amended through January 20, 2003)
10.21(10)	Line of Credit Agreement dated January 27, 2003 with Wells Fargo Bank, National Association
10.22(10)	Security Agreement dated January 27, 2003 with Wells Fargo Bank
14.1(11)	Code of Business Conduct and Ethics
21.1(6)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(11) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2003 dated January 27, 2004.