Form 10-K
period 2004-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2005-01-14
CIK 741696

United States Securities and Exchange Commission Washington, D.C. 20549 Form 10-K (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2004 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________________ to ____________________.
Commission file number 0-21236
Applied Signal Technology, Inc. (Exact name of registrant as specified in its charter)
California (State or other jurisdiction of incorporation or organization)	77-0015491 (I.R.S. Employer Identification No.)
400 West California Avenue, Sunnyvale, CA 94086 (Address of principal executive offices) (408) 749-1888 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: Not Applicable.
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
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by a check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
✓ Yes	No

Aggregate market value of the voting common stock held by non-affiliates of the registrant:
Common Stock, without par value – $278,960,986 as of April 30, 2004, based on the closing price on such date for the registrant’s common stock reported by the NASDAQ National Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of registrant’s common stock outstanding: Common Stock, without par value – 11,210,738 shares as of October 31, 2004.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Shareholders to be held March 9, 2005.

Index
Applied Signal Technology, Inc.

Part I

Item 1: Business

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “believes,” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth below under “Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC) after the date of the Annual Report. These SEC filings, as well as our latest annual report, can be obtained through our website at www.appsig.com. In addition, hard copies can be obtained free of charge through our investor relations department.

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

Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals. Our signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At inception in 1984, our efforts were primarily focused on processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems and services.

We are incorporated in California. Our principal executive offices are located at 400 West California Ave., Sunnyvale, CA, 94086, and our telephone number is (408) 749-1888. Our web site address is www.appsig.com. The information posted on our web site is not incorporated into this Annual Report. However, investors can obtain a copy of this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the SEC on our web site free of charge.

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

The ever-increasing commercial development of telecommunications equipment has led to a significant increase in the overall quantity of information communicated and an increase in the density of signals transmitted throughout the RF spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and in the global information network (such as the Internet) in recent years, resulting in a significant increase in the amount of information being communicated. Consequently, the requirement to develop SIGINT equipment capable of collecting and processing an increased quantity of signals, as well as new types of signals, has increased significantly.

We devote significant resources toward understanding the United States Government’s SIGINT goals, capabilities, and perceived future needs. We obtain information about these signal reconnaissance needs through frequent marketing contact between our employees and technical and contracting officials of the United States Government. In addition, we invest in research and development (R&D) activities that we anticipate will enable us to develop signal reconnaissance equipment that meets the future needs of the United States Government.

Our SIGINT products can be used, with or without further modification, to satisfy requirements of a variety of customers. Our products can be deployed readily in a wide variety of circumstances to meet current United States Government signal reconnaissance requirements.

The United States Government is continuing to increase funding for counterterrorism. Counterterrorism is focused on individuals and groups of individuals, and relies heavily on intelligence gathering. A key source for intelligence is SIGINT. We are a resource to the United States Government, providing SIGINT products, systems, and services.

Strategy

Our objective is to anticipate the needs of the SIGINT marketplace and to invest in research and development so we can provide solutions before our competitors. In some cases, our solution is to develop equipment or services that address new telecommunications technologies. In other cases, our solution is to develop equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. Our strategy to accomplish these objectives focuses on the following elements:

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

Invest in research and development. We invest in research and development that we believe will enable us to develop equipment and services that will satisfy the future SIGINT needs of our customers. This, in turn, often enables us to introduce products that meet marketplace demands before our competitors. An important aspect of our R&D efforts is the understanding of telecommunication trends in order to anticipate the future signal processing needs of our customers. Not only does this allow us to direct R&D engineering efforts to produce solutions promptly once a customer expresses a requirement, but it often allows us to educate the customer about potential requirements and simultaneously present a conceptual solution to those requirements.

Develop flexible products. We develop products that can be used as originally designed, or with further customization, to satisfy the needs of a variety of customers. We use prior product development efforts to offer customers cost-effective solutions and to offer these solutions promptly.

Develop highly integrated products. We design our products to use advanced circuitry and highly integrated components. This enables us to offer products that are smaller, consume less power, and cost customers less when multiple units are built than equipment of similar functionality that uses fewer advanced designs and materials. The lower cost of many of our products appeals to customers with budget constraints, and the small size and low power consumption of many of our products appeals to customers with physical installation constraints.

Focus on signal processing. Since inception, we have focused our attention on developing signal processing equipment and services. We believe that there have been and will continue to be opportunities to develop specialized signal processing equipment and services to satisfy emerging technological requirements.

Increase business with existing customers and broaden customer base. We believe that our current customers offer opportunities for sales growth through sales of additional units of developed products and through contracts to develop new products. Accordingly, we direct much of our marketing efforts toward these customers in order to increase our penetration of these markets. Additionally, we continue to try to broaden our customer base by increasing marketing efforts toward military signal reconnaissance.

Products

Our products consist of signal collection and processing equipment that use software and hardware that we developed over many years. This software and hardware enables our processing equipment to evaluate large numbers of radio frequency signals and to select the relatively small proportion that contains information likely to be useful in the SIGINT programs of the United States Government. We offer a variety of SIGINT products that can be categorized as follows.

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

Wideband processors. These processors “clean” telecommunication signals for further processing by VGC processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortions that these processors correct are multipath interference (caused by the reception of a signal and its reflections) and co-channel interference (caused by the reception of multiple interfering signals). Commercial telecommunication companies overcome these distortions with careful alignment and tuning that requires interruption of the telecommunication signals. Our wideband processors perform this alignment independently and automatically by using proprietary adaptive algorithms that let the processors “learn” how to adjust their parameters to process the incoming signals. One of our wideband products processes signals that carry thousands of VGCs in a globally used digital format that is particularly susceptible to distortions. Our wideband processors currently range in price from approximately $80,000 to approximately $150,000.

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

Software solutions. Software solutions are based upon the use of commercial off-the-shelf hardware processors. With current state-of-the-art computer and component technologies (for example, field-programmable gate arrays, Pentium processors, G4 processors), signal reconnaissance requirements can often be met by utilizing off-the-shelf “compute engines.” We develop our products so the signal processing can be performed in these engines when applicable.

Systems

Systems Development. We also develop and deliver entire SIGINT systems in situations where the capabilities of our products formulate the majority of the system capability. These systems include our custom developed system software, and the integration of the appropriate compilation of our products as well as, at times, the integration of other vendors’ products.

Pricing for processing systems can vary widely depending on systems requirements and may range from one to tens of millions of dollars.

Systems Integration. In recent years, we have applied our SIGINT expertise to integrate signal processing systems comprised mainly of other vendors’ products. These system integration efforts are usually performed at a customer’s facility or SIGINT site (many times in foreign countries). These contracts may include the development of system software, the physical integration of other vendors’ products, and the final system testing to verify performance. These contracts may require us to perform on-going maintenance and mission management efforts. These contracts can range from $500,000 to millions of dollars.

Services

We perform engineering services for current operational SIGINT systems. Examples of these services are: 1) evaluation of current performance; 2) engineering improvements for performance enhancement; 3) evaluation of signals being processed to develop system operation techniques that can improve the intelligence gathering; 4) on-going mission management of a system; and 5) customer training in the usage of our standard products.

Customers, Contracts, and Marketing

Customers

Since our inception, purchases by the United States Government have accounted for almost all of our revenues. These purchases occur in two ways: contracts directly with the government, and subcontracts to prime contractors. Direct contracts with the United States Government accounted for approximately 63%, 59%, and 61% of revenues in fiscal years 2004, 2003, and 2002, respectively. The subcontracts under which we supply products or services to prime contractors that have contracts with the United States Government accounted for approximately 34%, 39%, and 34% of revenues in fiscal years 2004, 2003, and 2002, respectively.

Our United States Government customers consist of military and intelligence agencies that have signal reconnaissance needs. Within our primary customer agencies, we have contracts with approximately 20 different offices, each with separate budgets and contracting authority.

The following table identifies the source of our revenues for fiscal years 2004, 2003, and 2002 by customer type.

	FY04	FY03	FY02
Intelligence Agencies	80%	84%	76%
Military	17%	14%	19%
Law Enforcement	—	1%	—
Foreign	2%	1%	3%
Commercial	1% ---------	— ---------	2% ---------
	100% =====	100% =====	100% =====

Two intelligence agencies accounted for approximately 26% and 54% of revenues in fiscal year 2004; approximately 30% and 54% of revenues in fiscal year 2003; and approximately 33% and 43%, respectively, of revenues in fiscal year 2002. Our largest contract, within one of these intelligence agencies, accounted for approximately 20%, 19%, and 11% of revenues in fiscal years 2004, 2003, and 2002, respectively.

One branch of the military accounted for 15%, 10%, and 12% of revenues for fiscal years 2004, 2003, and 2002, respectively. One significant program for this branch of the military represented approximately 7% of revenues for fiscal year 2004. This program began during the fourth quarter of fiscal year 2003 and generated an immaterial amount of revenue for that year.

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

Competitive-bid contracts are awarded based on formal proposal evaluation criteria established by the procuring agency. Interested contractors prepare a bid and proposal in response to the agency’s request. A bid and proposal is usually prepared in a short time period (for example, 45 days) in response to a deadline, and requires the extensive involvement of numerous technical and administrative personnel. Competitive-bid contracts are awarded after a formal bid and proposal competition among suppliers.

The following table identifies the allocation of revenues for fiscal years 2004, 2003, and 2002 between contracts awarded on a sole-source basis and contracts awarded on a competitive basis.

	FY04	FY03	FY02
Sole-Source Contracts	96%	81%	91%
Competitive Contracts	4% ---------	19% ---------	9% ---------
	100% =====	100% =====	100% =====

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

The following table identifies the source of revenues for fiscal years 2004, 2003, and 2002 by contract type:

	FY04	FY03	FY02
Cost-Reimbursement Contracts	74%	73%	59%
Fixed-Price Contracts	26% ---------	27% ---------	41% ---------
	100% =====	100% =====	100% =====

We believe that our mix of contract types in fiscal year 2005 will be similar to our mix of contract types in fiscal year 2004.

Most of our fixed-price contracts are for the manufacturing of multiple units of our established products, rather than the development of new products. We believe that the risk of cost overruns is much less in the case of fixed-price manufacturing contracts, where the product has already been developed and at least a prototype made, than in the case of fixed-price development contracts.

We are subject to price redetermination on certain fixed-price United States Government contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2004, 2003, and 2002, we did not have claims against us for noncompliance with these regulations.

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

Backlog

Our backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $143,369,000, $87,074,000, and $42,298,000, at October 31, 2004, 2003, and 2002, respectively. Anticipated revenues included in backlog may be realized over a multi-year period. We include a contract in backlog when the contract is signed by us and by our customer. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in our contracts. (See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog.”) Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.

Research and Development

We conduct R&D pursuant to United States Government R&D contracts and as part of our own R&D investment. We believe that our investment in R&D provides us with a significant competitive advantage. Research and development expenses incurred by us were approximately $14,160,000, $7,526,000, and $8,798,000 in fiscal years 2004, 2003, and 2002, respectively. As a percent of revenue, R&D equated to 9.9%, 7.9%, and 11.6% in fiscal years 2004, 2003, and 2002 respectively.

In fiscal years 2004 and 2003, our R&D program was funded entirely by the billing rates charged to our customers. In fiscal year 2002, a portion of our R&D costs was funded by our own investment, which was not reimbursed by our customers.

We seek to develop technology capable of addressing new telecommunications signal processing requirements before our competitors. In addition, we focus R&D on developing products and services that can be used, with or without further modification, to satisfy various needs of a variety of customers, thereby permitting us to offer a prompt solution.

Company Divisions

At October 31, 2004, Applied Signal Technology, Inc. was organized into a Technical Operations Group and a Finance Division. On November 1, 2004, we formed a Chief Operating Officer position to oversee all technical operations. Reporting to this function is a Communications Systems Group, an Electronic Systems Division, and an Operations Division.

The Communications Systems Group manages our core communications intelligence (COMINT) business area. This group provides research and development for COMINT collection and processing solutions. Within the Communications Systems Group are two engineering divisions, the Wireless Communications Systems Division and the Multichannel Systems Division.

The Electronic Systems Division, an engineering division, provides research and development for solutions to electronic intelligence (ELINT) requirements.

The Operations Division is primarily responsible for manufacturing multiple units of products.

The engineering and operations organizations work together to ensure that production-related issues, such as reliability, maintenance, and the ability to manufacture, are addressed from initial product definition through the final product shipment.

As of December 17, 2004, there were 290 employees in the engineering organizations and 66 employees in the Operations Division. (See “Employees” on page 12.)

Engineering

The engineering organizations are responsible for all of our R&D activities. Our R&D activities include both United States Government development contracts and our own R&D projects. The R&D activities of the engineering organizations are directed toward developing products that will ultimately be produced by the Operations Division, and solutions that will be sold as software licenses or open architecture equipment. The engineering organizations work in conjunction with the Operations Division to assure that the product development efforts will culminate in a product that can be manufactured efficiently in quantity.

In addition to corporate headquarters in Sunnyvale, California, we maintain engineering offices in Annapolis Junction, Maryland; Salt Lake City, Utah; Herndon, Virginia; and Hillsboro, Oregon. We are in the process of setting up an office in the Plano, Texas area. As of December 17, 2004, there were 109 employees in these locations. Most are technical personnel and, in addition to marketing activities, they are involved in R&D and customer support such as installation, training, and troubleshooting.

Operations

The Operations Division is responsible for manufacturing multiple units of products. By combining engineering and production expertise within the Operations Division, we are able to maximize manufacturing efficiency and, therefore, reduce overall production costs. The Operations Division uses batch production methods to manufacture products. The division’s extensive cross-training of personnel enables workers to participate in the manufacturing of all products, which helps to achieve labor efficiency. The division is also responsible for managing purchases of goods and services, including third-party manufacturing and assembly services.

Competition

The signal reconnaissance market is highly competitive and we expect that competition will continue to increase in the future. Some of our current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. Our current competitors include L-3 Communications Corporation, BAE Systems, Inc., Boeing-North America, Raytheon Corporation, General Dynamics Corporation, Harris Corporation, Lockheed Martin Corporation, Northrop Grumman, Inc., and Argon ST, Inc. Substantial competition could impose pricing pressure on sales of our products, enable competition to develop and introduce new products meeting market demand more quickly than we can, and result in lower revenue and decreased sales, which would have a materially adverse effect on our financial condition and operating results.

The competition for competitive-bid contracts differs from the competition for sole-source contracts. Companies competing for competitive-bid contracts prepare bids and proposals in response to either commercial or government requests and typically compete on price. Potential suppliers compete informally for sole-source contracts through R&D investment and marketing efforts. Companies competing for sole-source contracts attempt to identify the customer’s requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the customer has identified a signal processing requirement. The principal factors of competition for sole-source contracts include investments in R&D; the ability to respond promptly to government needs; and product price relative to performance, quality, and customer support. We believe that we compete favorably on each of these factors.

Proprietary Rights

The United States Government has rights to most of the technology that we have developed under government contracts, including rights to permit other companies, including our competitors, to use this technology to develop products for the United States Government. We are not aware that the United States Government has exercised these rights related to our products.

As of October 31, 2004, we had three issued patents. We believe that, given the rapidly changing nature of signal collection and processing technology, our future success will depend primarily upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated, or circumvented; that any rights granted under these patents will provide us adequate protection; or that there will be sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Although we do not believe that we are infringing upon the intellectual property rights of others, it is possible that such a claim will be asserted against us in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, we could experience loss or cancellation of customer orders, product shipment delays, or could subject us to significant liabilities to third parties. If our products were found to infringe on a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to continue selling our products. Royalty or licensing agreements, if required, may not be available under acceptable terms or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a materially adverse effect on our business.

Government Regulations

Many of our operations are subject to compliance with regulatory requirements of federal, state, and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety, and protection of the environment. Most importantly, we must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalties for noncompliance or misrepresentation in the course of negotiations. Failure to comply with our government procurement or contracting obligations or security obligations could result in penalties imposed against us or suspension from government contracting, which would prevent us from selling our products to the United States Government, severely limiting our ability to operate our business and generate revenue, resulting in a materially adverse effect on our financial condition and operating results. (See Item 1: “Business—Customers, Contracts, and Marketing” on page 7.)

While compliance with applicable regulations has not adversely affected our operations in the past, we cannot be sure that we will continue to be in compliance in the future or that these regulations will not change, resulting in increased operational costs.

Employees

As of December 17, 2004, we had 498 employees. Our business requires that a large number of our technical employees obtain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in signal reconnaissance marketing require the appropriate clearances to meet with government technical representatives and discuss the government’s needs. We have a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 74% of our staff has security clearances. Our success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom could adversely affect our business materially. In addition, we believe we maintain a good relationship with our employees.

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

Any reduction in government spending on signal intelligence could adversely impact our revenues, results of operations, and financial condition materially. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of our revenues. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding to pay for other programs. Future reductions in United States Government spending on signal intelligence or future changes in the kind of signal intelligence products or services required by the United States Government agencies could limit demand for our products and services, which would have a materially adverse effect on our operating results and financial condition.

Also, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of orders for signal intelligence by the defense and intelligence agencies that have historically been our major customers. We believe that the United States Government may compensate for reduced order flow by these agencies with increases in spending for signal intelligence by other Government agencies. However, our relationships with other Government agencies are not as strong as our relationships with current customer agencies. A reduction in contracts from our customer agencies may not be offset by contracts from other United States Government agencies. Even if other agencies increase spending for signal intelligence, we may not secure the same amount of work from these agencies. As a result, demand for our products and services could decline, resulting in a decrease in revenues, and could adversely affect our operating results and financial condition materially.

If we are unable to comply with complex government regulations governing security and contracting practices, we could be disqualified as a supplier to the United States Government. As a supplier to United States Government defense and intelligence agencies, we must comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we will lose most, if not all, of our customers, revenues from sales of our products would decline significantly, and our ability to continue operations would be seriously jeopardized. Among the causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Depending on the results of these audits and investigations, the government may make claims against us, and if it prevails, certain incurred costs would not be recoverable.

We depend on revenues from a few significant contracts, and any loss, cancellation, reduction, or delay in these contracts could harm our business. From time to time, including recent periods, we have derived a material portion of our revenue from one or more individual contracts that could be terminated by the customer at the customer’s discretion. We expect that in future periods we may again enter into individual contracts with significant revenue concentrations. If such contracts were terminated, revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the United States Government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.

Continued competition in our markets may lead to a reduction in our revenues and market share. The signal intelligence market is highly competitive and we expect that competition will continue to increase in the future. Our current competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. We expect that more companies will enter the market for signal intelligence. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins, or loss of market share, any of which could significantly harm our business. Our competitors may introduce improved products with lower prices, and we will have to do the same to remain competitive.

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

Many of the personnel we hire will need U.S. government security clearances in order to perform tasks required on our government contracts. We have found that there is a shortage of qualified personnel possessing the necessary clearances, and new security clearances are taking longer to be granted. If we are not able to obtain security clearances for our personnel where required, they will be unable to perform tasks requiring clearances, and we may be unable to satisfy the terms of our contracts, resulting in customer dissatisfaction and possible loss of current or future contracts.

Unexpected increases in the cost to develop or manufacture our products under fixed-price contracts may cause us to experience unreimbursed cost overruns. A significant portion of our revenue is derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies, or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts, and may experience additional cost overruns in the future. Such cost overruns would increase our operating expenses, reduce our net income and earnings per share, and could have a material adverse effect on our future results of operations and financial condition.

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. There were no such notifications in fiscal years 2004, 2003, and 2002.

Stop-work orders could negatively impact our operating results and financial condition. Almost all of our contracts contain stop-work clauses that permit the other contracting party, at any time, by written order, to stop work on all or any part of the work called for by the contract for a period of ninety days. Within the ninety-day period, the other contracting party may cancel the stop-work order and resume work or terminate all or part of the work covered by the stop-work order. During June 2004, we received a stop-work order instructing us to stop work on a portion of our largest single contract. In accordance with the instructions received from the other contracting party, we prepared a proposal that detailed the tasks that were stopped and estimated the reduction in contract costs. We expect net new orders and backlog to be reduced by approximately $11 to $13 million when we complete negotiations. We anticipate that these negotiations, which will clarify the scope of the stop-work order, will be completed during the first or second quarter of fiscal year 2005. We estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, and will be reduced by approximately $6 to $7 million in fiscal year 2005, and the balance in fiscal year 2006. There can be no assurance that stop-work orders will not be received in future periods.

Our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, and contract closeouts. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Fluctuations in quarterly results, competition, or announcements of extraordinary events such as acquisitions or litigation may cause earnings to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline. In addition, there can be no assurance that an active trading market will be sustained for our common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot ensure that we will be able to identify, develop, manufacture, market, or support new or enhanced products successfully, or on a timely basis, if at all. Further, we cannot ensure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes, or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

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

We may lose sales if our suppliers fail to meet our needs. Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous sources, certain components are available only from sole sources or from a limited number of sources. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition.

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

Our failure to protect our intellectual property may significantly harm our business. Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology to customers, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed applications for several patents, three of which we currently hold, we cannot ensure that any patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources, and could significantly harm our business.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline. Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. This requirement will first apply to our Annual Report on Form 10-K of the fiscal year ending October 31, 2005. The rules governing the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing, and possible remediation of our internal controls to meet the detailed standards under these new rules. We may encounter problems or delays in completing activities necessary to make an assessment that our internal control over financial reporting is effective. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment of our internal control over financial reporting, investor confidence and share value may be negatively impacted.

In addition, we expect to incur additional operating expenses as we implement Section 404 of the Sarbanes-Oxley Act.

Item 2: Properties

Our corporate offices, located in Sunnyvale, California, also serve as our primary research and development, engineering, production, marketing, and administrative center. As of October 31, 2004, we leased five buildings totaling approximately 266,077 square feet under a lease that expires in March 2012.

In addition, we maintained four offices within the United States for small development, marketing, and administrative functions. We lease the following properties: 29,121 square feet of a 90,000-square-foot building in Annapolis Junction, Maryland (lease expires May 2009); 15,520 square feet of a 104,922-square-foot building in Herndon, Virginia (lease expires January 2006); 11,000 square feet of a 40,000-square-foot building in Hillsboro, Oregon (lease expires October 2009); and 22,948 square feet of a 23,300-square-foot building in Salt Lake City, Utah (lease expires October 2009). We are currently in the process of setting up an office in the Plano, Texas area.

Our business requires that we maintain a facility clearance, sponsored and approved by the United States Government, at each of our offices. This approval could be suspended or revoked if we are found not to have complied with security regulations applicable to such facilities. Any revocation or suspension of such approval that materially delayed delivery of our products to customers would have a material adverse impact on our ability to manufacture and sell our products and operate our business. Although we have adopted policies directed at assuring our compliance with relevant regulations, there can be no assurance that the approved status of our facilities will continue without interruption.

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Selected Common Stock Data

Our common stock trades on the NASDAQ National Market under the symbol “APSG.” As of December 17, 2004 the closing price of our common stock, as reported on NASDAQ, was $37.01, and we had approximately 535 shareholders of record. The following table sets forth the high and low closing prices for our common stock over the eight quarters ending October 31, 2004.

Closing Prices, as reported on NASDAQ	High	Low
Fiscal Year ended October 31, 2003
First quarter	$11.85	$8.80
Second quarter	$14.69	$11.41
Third quarter	$19.00	$11.84
Fourth quarter	$21.99	$17.40
Fiscal Year ended October 31, 2004
First quarter	$28.39	$20.07
Second quarter	$29.28	$25.00
Third quarter	$35.73	$24.30
Fourth quarter	$37.64	$28.40

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

In November 2003, the Board of Directors increased the annual dividend to $0.50 per share, payable over four quarters at the rate of $0.125 per share per quarter. Dividends of approximately $1,371,000, $1,376,000, $1,398,000, and $1,401,000 were paid on February 13, 2004, May 14, 2004, August 13, 2004, and November 12, 2004 to shareholders of record at January 30, 2004, April 30, 2004, July 30, 2004, and October 31, 2004, respectively.

In November 2004, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends will be paid on February 11, 2005, May 13, 2005, August 12, 2005, and November 11, 2005 to shareholders of record at January 28, 2005, April 29, 2005, July 29, 2005, and October 31, 2005.

We paid no dividends during fiscal year 2002.

The continued payment of dividends and the amount thereof in the future will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board of Directors may deem relevant.

Equity Compensation Plan Information

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to our proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 31, 2004.

Item 6: Selected Financial Data

(In thousands, except per share data)

Summary of Operations:	Year Ended October 31,
	2004	2003	2002	2001	2000
Revenues from contracts	$142,836	$95,384	$76,184	$73,489	$104,595
Operating expenses:
Contract costs	94,705	63,335	49,067	52,199	64,000
Research and development	14,160	7,526	8,798	17,122	16,970
General and administrative	16,601	15,337	15,160	20,451	20,055
Restructuring costs	— -------------	— -------------	— -------------	2,689 -------------	— -------------
Total operating expenses	125,466 -------------	86,198 -------------	73,025 -------------	92,461 -------------	101,025 -------------
Operating income (loss)	17,370	9,186	3,159	(18,972)	3,570
Interest income (expense), net	576 -------------	510 -------------	34 -------------	435 -------------	1,084 -------------
Income (loss) before provision (benefit) for income taxes	17,946	9,696	3,193	(18,537)	4,654
Provision (benefit) for income taxes	5,972 -------------	1,031 -------------	(728) -------------	(6,154) -------------	977 -------------
Net income (loss)	$11,974 =======	$8,665 =======	$3,921 =======	($12,383) =======	$3,677 =======
Cash dividends declared per common share	$0.50	$0.1875	—	$0.125	$0.25
Net income (loss) per common share:
Basic	$1.08	$0.83	$0.40	($1.31)	$0.42
Diluted	$1.03	$0.80	$0.39	($1.31)	$0.41
Number of shares used in calculating net income (loss) per common share:
Basic	11,042	10,459	9,889	9,417	8,802
Diluted	11,638	10,863	10,061	9,417	9,041
Financial Position at End of Fiscal Year:	Year Ended October 31,
	2004	2003	2002	2001	2000
Working capital	$76,659	$63,555	$50,191	$41,207	$48,258
Total assets	111,452	89,947	73,824	66,642	85,149
Retained earnings	51,448	45,021	38,343	34,422	47,968
Shareholders’ equity	89,366	76,218	64,973	59,317	70,757

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price” on page 12.

Overview

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in reconnaissance of telecommunications signals for intelligence gathering, a process referred to as signal intelligence. Our primary customer is the United States Government.

Signal reconnaissance systems are comprised of collection and processing equipment. Signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, global communication network, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information.

At inception in 1984, we focused our efforts primarily on processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems, and related services. Our revenues are primarily generated from sales of our products and services to two agencies of the United States Government.

Our contracts can be divided into two major types: fixed price and cost reimbursement. Fixed-price contracts are typically characterized by negotiated prices for efforts that involve little or no development risk. Cost risks associated with building and delivering products under fixed-price contracts are borne solely by the contractor.

Cost-reimbursement types of contracts are characterized by negotiated target costs and fees, and are generally associated with engineering development work where there is a high degree of risk and uncertainty. Although risks associated with cost-reimbursement contracts are borne by the customer, we cannot exceed contract ceilings without the approval of our customer.

The following table represents the revenue concentration by contract type:

	FY04	FY03	FY02
Cost-Reimbursement Contracts	74%	73%	59%
Fixed-Price Contracts	26% ---------	27% ---------	41% ---------
	100% =====	100% =====	100% =====

We believe that the mix of contract types in fiscal year 2005 will be similar to fiscal year 2004.

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

In fiscal year 2004, we experienced significant revenue growth, which we believe was a result of increased spending by the U.S. Government on signal intelligence solutions. We believe the U.S. Government’s emphasis on protecting U.S. citizens, due to the current state of world affairs, has created a renewed emphasis upon signal intelligence gathering.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting policies. See “Notes to Condensed Financial Statements, Note 1: Summary of Significant Accounting Policies,” included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

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

Our policy for recognizing interim fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned. Historically, management’s estimates have generally been consistent with actual fees awarded. However, changes in facts and circumstances could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.

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

At the end of fiscal year 2004, we absorbed a favorable indirect rate variance that accumulated during the fiscal year, by modifying our billing rates to our customers, which reduced revenues by approximately $1,578,000, and operating expenses by approximately $510,000.

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

Allowance for bad debt. Since the majority of our revenues are generated from the U.S. Government, we regard the credit risk of our business to be minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off. At October 31, 2004 and 2003, there was no balance for the allowance for doubtful accounts. At October 31, 2002, the allowance for doubtful accounts balance was $26,000. There was no charge to bad debt expense during fiscal year 2004. During fiscal year 2003, we recorded approximately $154,000 to bad debt expense. In fiscal year 2002, we charged approximately $257,000 to bad debt expense due to the write off of an uncollectible balance of one customer.

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the U.S. Government. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our equipment, which includes raw materials. Historically, we have sold our inventory at full cost so there is limited decrement in valuation. If it is determined that a product has reached the end of its life cycle or there is no longer a need for certain equipment, the remaining inventory is disposed. Historically, we dispose of inventory at approximately the same time that the reduction to inventory is recorded and we do not hold inventory reserves.

The charges associated with disposed work in process and finished goods are included in contract costs in our Statement of Operations. Disposed raw material represents a minor amount and is included in general and administrative expenses on the Statement of Operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D.

Inventory activities during fiscal year 2004 and fiscal year 2003 included disposing of approximately $1,983,000 and $1,145,000, respectively, of obsolete products. The disposed items included units in various stages of completion.

Income taxes. Our income tax expense at interim reporting periods is based on an estimated effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate, such as a result of expected benefits from R&D credits and the reversals of valuation allowances.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2004, 2003, or 2002.

Operating Results—Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, our backlog:

	Year Ended October 31,
	2004	2003	2002
Revenues from contracts	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	66.3%	66.4%	64.4%
Research and development	9.9%	7.9%	11.6%
General and administrative	11.6% -------------	16.1% -------------	19.9% -------------
Total operating expenses	87.8% -------------	90.4% -------------	95.9% -------------
Operating income	12.2%	9.6%	4.1%
Interest income (expense), net	0.4% -------------	0.5% -------------	— -------------
Income before provision (benefit) for income taxes	12.6%	10.2%	4.1%
Provision (benefit) for income taxes	4.2% -------------	1.1% -------------	(1.0%) -------------
Net income (loss)	8.4% =======	9.1% =======	5.1% =======
Backlog (thousands of dollars)	$143,369	$87,074	$42,298

Results

In fiscal year 2004, new orders increased 45%, revenues increased 50%, and ending backlog increased 65%. Operating income increased as a percentage of revenues due in part to the growth in revenues, and, in part, to an increase in program profitability generated from the sale of certain products. However, the increase in our effective tax rate caused net income to decrease as a percentage of revenues.

In fiscal year 2003, new orders increased approximately 61%, revenues increased 25%, and ending backlog increased 106%, when compared to fiscal year 2002. In addition, our operating expenses grew at a lower rate than revenues. The growth in revenue, in conjunction with controlled spending, led to a 121% increase in net income during fiscal year 2003 over fiscal year 2002. We believe the increase in revenues is the result of the U.S. Government’s renewed interest in spending on signal intelligence solutions.

In fiscal year 2002, we experienced a 15% increase in orders compared to fiscal year 2001. This led to an increase in year-over-year revenues of 4% and a 32% increase in our ending backlog. As a result of the growth in revenues in fiscal year 2002 and a lower operating cost structure when compared to fiscal year 2001, we returned to profitability in fiscal year 2002.

Revenues

Revenues were approximately $142,836,000, $95,384,000, and $76,184,000 for fiscal years 2004, 2003, and 2002, respectively. Revenues increased by 49.7% during fiscal year 2004 over fiscal year 2003 and by 25.2% during fiscal year 2003 over fiscal year 2002. The primary reason for the continued increase in revenues in recent years is an increase in engineering development efforts designed to provide a variety of signal intelligence solutions to the U.S. Government. These signal intelligence solutions have helped to support the U.S. Government’s efforts on counterterrorism.

The following table identifies the source of our revenues for fiscal years 2004, 2003, and 2002 by customer type:

	FY04	FY03	FY02
Intelligence Agencies	80%	84%	76%
Military	17%	14%	19%
Law Enforcement	—	1%	—
Foreign	2%	1%	3%
Commercial	1% ---------	— ---------	2% ---------
	100% =====	100% =====	100% =====

Within the customer types, two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration from each significant customer.

	FY04	FY03	FY02
First Intelligence Agency	26%	30%	33%
Second Intelligence Agency	54%	54%	43%
One Branch of the Military	15%	10%	12%

Our largest contract, within one of the intelligence agencies, accounted for approximately 20%, 19%, and 11% of revenues in fiscal years 2004, 2003, and 2002, respectively.

Another significant program, within one branch of the military, represented approximately 7% of revenues for fiscal year 2004. This program began during the fourth quarter of fiscal year 2003 and generated an immaterial amount of revenue for that year.

Revenues from the U.S. Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue between those two categories.

	FY04	FY03	FY02
Direct Purchases	63%	59%	61%
Subcontracts	34%	39%	34%

New Orders and Backlog

We received new orders of approximately $202,080,000, $139,796,000, and $87,122,000 during fiscal years 2004, 2003, and 2002, respectively. New orders have continued to increase in recent years due to the emphasis by the U.S. Government on counterterrorism.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised options). At the end of fiscal year 2004, ending backlog was $143,369,000, representing a 64.7% increase to fiscal year 2003. It should be noted that net new orders and backlog are expected to be reduced by approximately $11 to $13 million when we complete negotiations of a stop-work order related to a portion of our largest contract. These negotiations will clarify the scope of the stop-work order. We anticipate the completion of these negotiations during the first or second quarter of fiscal year 2005. We estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, and will be reduced by approximately $6 to $7 million in fiscal year 2005, and the balance in fiscal year 2006.

At the end of fiscal year 2003, ending backlog was approximately $87,074,000, representing a 105.9% increase from fiscal year 2002 ending backlog of approximately $42,298,000. The increase to the ending backlog balance of fiscal year 2003 was due to new orders of approximately $67,242,000 during the fourth quarter.

Contract Costs

Contract costs consist of direct costs incurred in the performance of contracts, including labor, materials, and overhead costs. Contract costs were approximately $94,705,000, or 66.3%, of revenues in fiscal year 2004, compared to approximately $63,335,000, or 66.4%, of revenues in fiscal year 2003, and approximately $49,067,000, or 64.4%, of revenues in fiscal year 2002. The increase in our contract costs, in absolute dollars, in fiscal year 2004, was consistent with our fiscal year 2004 revenue growth. As a percentage of revenues, contract costs did not increase significantly over fiscal year 2003. The increase in contract costs, in absolute dollars and as a percentage of revenues, during fiscal year 2003 compared to fiscal year 2002 was a result of an increase in our cost-reimbursement contracts, since these contracts are typically negotiated for a smaller profit.

Research and Development Expenses

Company-directed investment in research and development consists of expenditures recoverable from customers through billing rates and expenditures funded by us from operations. Research and development expenses were approximately $14,160,000, or 9.9%, of revenues in fiscal year 2004, compared to approximately $7,526,000, or 7.9%, of revenues in fiscal year 2003, and approximately $8,798,000, or 11.6%, of revenues in fiscal year 2002. R&D expenses grew in absolute dollars due to management’s decision to return R&D spending as a percentage of projected revenues to levels comparable to our long-term business model. The decrease in research and development costs in fiscal year 2003 as compared to fiscal year 2002 is due to management’s decision to utilize labor resources to meet our contractual commitments and therefore reduce overall R&D spending during fiscal year 2003.

General and Administrative Expenses

General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs related to product warranties, and other administrative costs. General and administrative expenses were approximately $16,601,000, or 11.6%, of revenues in fiscal year 2004 compared to approximately $15,337,000, or 16.1%, of revenues in fiscal year 2003 and approximately $15,160,000, or 19.9%, of revenues in fiscal year 2002. In fiscal year 2004, general and administrative expenses decreased as a percentage of revenues due to our ability to support significant revenue growth without proportionately increasing general and administrative activities. In fiscal year 2003, general and administrative expenses decreased as a percentage of revenue as compared to fiscal year 2002 as a result of management’s decision to hold our cost structure in place.

Product Warranties

Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Alternatively, an additional one-year warranty coverage may be purchased for 5% of the unit or system purchase price. Warranty costs were approximately $195,000, $185,000, and $295,000, for fiscal years 2004, 2003, and 2002, respectively.

Interest Income (Expense), Net

Net interest income for fiscal year 2004 was approximately $576,000 compared to approximately $510,000 and $34,000 of net interest income in fiscal years 2003 and 2002, respectively. Our cash and investment balances continued to increase in fiscal year 2004, which generated an increased amount of interest income, as compared to fiscal year 2003. Net interest income in fiscal year 2003 was significantly higher than fiscal year 2002 due to increases in cash and investment balances and due to interest payments in fiscal year 2002 of approximately $207,000 related to federal and state tax liabilities.

Provision for Income Taxes

Our provision for income taxes for fiscal years 2004 and 2003 resulted in income tax expense of approximately $5,972,000 and $1,031,000, respectively. In fiscal year 2002, our provision for income taxes resulted in a benefit of approximately $728,000. Our operating income grew during fiscal year 2004, which led to the increased effective tax rate of 33%. In addition, our 2004 income tax expense included a reduction of approximately $803,000 associated with the second quarter reversal of our valuation allowance on our deferred tax assets. The valuation allowance was originally recorded in fiscal year 2001. During the second quarter of fiscal year 2004, we concluded, based on our evaluation of all the criteria outlined in the applicable accounting literature, that our deferred tax assets were more likely than not to be realized. Therefore, the remainder of our valuation allowance was reversed in that period.

The effective tax rate at the end of fiscal year 2003 was 11% and differs from the federal statutory rate and our estimated effective tax rate at the end of the third quarter, primarily due to the reduction of the 2001 valuation allowance. The valuation allowance was reduced in the fourth quarter due to the availability of potential carryback refunds for taxes paid in fiscal year 2003.

The 2002 benefit rate of 23% was comprised of a federal benefit of $794,000 partially offset by a miscellaneous state income tax expense of $66,000. The 2002 effective tax rate differs from the federal statutory rate primarily due to federal and state tax credits, the usage of valuation allowance, and a benefit as result of a tax law change during fiscal year 2002, which allowed us to recover additional taxes paid in prior years.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during fiscal year 2004 were the cash flows generated from operations and the issuance of common stock through our employee stock purchase plans.

During the fourth quarter of fiscal year 2003, we discovered a misclassification in the previously reported October 31, 2002 balance sheet and cash flow statement. At October 31, 2002, approximately $502,000 of asset-backed securities was misclassified on the balance sheet as cash and cash equivalents instead of as short-term investments. The misclassification has no impact on our statement of operations for any period, including revenues and net income. The October 31, 2002 balance sheet and fiscal year 2002 statement of cash flows in this report have been changed to reflect the correct classification.

Cash from operating activities. Net cash from operating activities has fluctuated significantly from year to year. Net cash provided was approximately $7,632,000, $14,859,000, and $15,083,000 in fiscal years 2004, 2003, and 2002, respectively. The year-to-year variances are primarily the result of changes in net income, accounts receivable, refundable income taxes, inventories held by us, and accounts payable and accrued liabilities.

Net income for fiscal years 2004, 2003, and 2002 was approximately $11,974,000, $8,665,000, and $3,921,000, respectively. Net income increased in fiscal year 2004 due to the growth in revenues and increased program profitability from the sale of certain products. Net income increased in fiscal year 2003 due, in part, to a significant growth in revenues, and in part, to our operating expenses experiencing proportionately less growth than revenue.

Accounts receivable balances increased by approximately $17,206,000, $1,935,000, and $590,000 during fiscal years 2004, 2003, and 2002, respectively. Our billed and unbilled receivables balances increased at a higher rate during fiscal year 2004 when compared to fiscal year 2003 due to the increase in fiscal year 2004 revenues. The increase of accounts receivable balances in fiscal year 2002 was driven primarily by two factors. First, our forward loss balance reduced by approximately $885,000, which was an element of unbilled receivables. Second, increased efficiency in our collection process led to an overall decrease of our billed receivables. The net effect created an increase in total accounts receivable.

In fiscal years 2004 and 2003, we did not generate any cash from refundable income taxes. In fiscal year 2002, we received a federal tax refund of approximately $5,053,000, which was recorded in fiscal year 2001.

Inventories, prepaid expenses, and other current assets decreased by approximately $688,000 in fiscal year 2004. Inventories decreased by approximately $1,483,000 due to the disposal of approximately $1,983,000 in obsolete products. The decrease in inventory was partially offset by an increase in prepaid expenses and other current assets by approximately $795,000, which was primarily due to a net increase in current tax assets of approximately $557,000. In contrast, inventories, prepaid expenses, and other current assets increased by approximately $1,078,000 in fiscal year 2003. Fiscal year 2003 activities included an increase in prepaid expenses and other current assets of approximately $1,462,000, which was primarily driven by an increase to current deferred tax assets of approximately $1,367,000. This increase was partially offset by a decrease in inventories of approximately $384,000. This decrease to inventory included approximately $1,145,000 in obsolete products that were scrapped. In fiscal year 2002, inventories decreased approximately $1,455,000. This decrease was partially offset by an increase in prepaid expenses and other current assets of approximately $1,098,000, which included an increase to deferred tax assets of approximately $495,000 and prepaid income taxes of $263,000.

Accounts payable and accrued liabilities balances increased in fiscal years 2004, 2003, and 2002 by approximately $7,628,000, $4,350,000, and $1,235,000, respectively. In fiscal year 2004, accrued payroll liabilities increased by approximately $4,455,000 due to an increase in accrued bonus expense of approximately $4,070,000. In addition, accounts payable balances increased during fiscal year 2004 by approximately $2,557,000, due to an increase in contract costs that were incurred at the end of our fiscal year.

In fiscal year 2003, accounts payable balances increased by approximately $1,526,000, due to our increased activity in contract costs. Accrued payroll and related liabilities increased approximately $2,352,000 due to an increase in the number of employees hired to meet the increase in our contractual commitments. In addition, accrued payroll liabilities included a bonus accrual of approximately $1,107,000, which was paid in December 2003.

In fiscal year 2002, accrued payroll-related liabilities increased approximately $785,000, mostly due to an increased participation in the stock purchase plan by our employees. Trade accounts payable in fiscal year 2002 increased by approximately $294,000, as a result of improved contract activities. Other immaterial liabilities increased by approximately $156,000.

Cash from investing activities. Net cash used in investing activities during fiscal years 2004, 2003, and 2002 was approximately $2,261,000, $24,023,000, and $14,781,000, respectively.

In fiscal year 2004, we received proceeds of approximately $49,585,000 from our available-for-sale securities, which was partially offset by purchases of approximately $47,543,000. During the third quarter of fiscal year 2004, the company adopted an investment policy with a shorter average maturity date for our investment securities, resulting in the sale of longer term securities, and the purchase of shorter term securities and cash equivalents. In addition, investing activities for fiscal year 2004 included property and equipment purchases of approximately $4,303,000 primarily to support the increase in our staff.

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

Cash from financing activities. Net cash provided by financing activities was approximately $484,000, $2,821,000, and $1,670,000 during fiscal years 2004, 2003, and 2002, respectively. The sources of cash from financing activities during each of these three years were the issuance of common stock under our employee stock purchase plan and stock option plans.

The primary difference between financing activities in fiscal year 2004 and fiscal year 2003 is the increased amount of dividend payments during fiscal year 2004. Fiscal year 2004 dividend payments were approximately $4,818,000 and in fiscal year 2003 dividend payments were $1,314,000.

The differences between financing activities in fiscal years 2003 and 2002 were the significant increase in cash provided from stock options exercises during fiscal year 2003, and the absence of dividend payments in fiscal year 2002. Stock option exercises generated cash inflows of approximately $2,256,000 in fiscal year 2003 and approximately $70,000 in fiscal year 2002.

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

At October 31, 2004, we had a cash-secured line of credit with a bank in the amount of $2,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate (4.75% at October 31 , 2004) and accrued interest on those borrowings were payable monthly. No fees were associated with the unused portion of the committed amount. The line of credit will expire on March 1, 2005.

Under the line of credit, we had two standby letters of credit totaling approximately $1,370,000 at October 31, 2004. One letter of credit, related to our facilities lease, was approximately $1,220,000. The second letter of credit was obtained during the first quarter of fiscal year 2004 as a requirement of our workers compensation insurance, and was approximately $150,000. At October 31, 2004, there were no other borrowings.

Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2004 (in thousands).

Payments due by period
Fiscal Year	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$30,568	$4,535	$8,835	$8,778	$8,420
Purchase Obligations	749 ------------	749 ------------	— ------------	— ------------	— ------------
Total	$31,317 =======	$5,284 =======	$8,835 =======	$8,778 =======	$8,420 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2004 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses.

We had outstanding letters of credit at October 31, 2004, 2003, and 2002 totaling approximately $1,370,000, $1,218,000, and $1,331,000, respectively.

In fiscal year 2002, we entered into a purchase agreement for computer equipment of approximately $291,000. As of October 31, 2003 there was approximately $146,000 outstanding, which was paid in fiscal year 2004.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $195,000, $185,000, and $295,000 for fiscal years 2004, 2003, and 2002, respectively.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply for periods ending after March 15, 2004 for variable interest entities, other than special purpose entities, created prior to February 1, 2003. We do not have any variable interest entities, including special purpose entities, that must be consolidated and therefore the adoption of the provision of FIN 46 will not have an impact on our financial position or results of operations.

In March 2004, the EITF Task Force reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and the disclosure requirements relating to those impairments. EITF 03-1 is effective for fiscal years ending after December 31, 2003. The adoption of EITF 03-1 did not have any impact on our financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting standard No. 151, “Inventory Costs,” or SFAS 151. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the potential impact of SFAS 151.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all awards granted after the first interim or annual reporting period that begins after June 15, 2005. The adoption of this statement is expected to have a material impact on our financial positions or results of operations.

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for the eight quarters ending October 31, 2004. In the opinion of management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except for common share and per common share data.

	2003					2004
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Revenues from contracts	$18,178	$22,081	$26,002	$29,123	$95,384	$28,294	$36,811	$38,275	$39,456	$142,836
Operating expenses:
Contract costs	11,556	13,856	17,538	20,385	63,335	18,300	24,146	24,629	27,630	94,705
Research and development	1,701	1,900	2,281	1,644	7,526	2,137	3,419	4,413	4,191	14,160
General and administrative	2,921 ----------	3,805 ----------	4,268 ----------	4,343 ----------	15,337 ----------	4,681 ----------	4,534 ----------	3,631 ----------	3,755 ----------	16,601 ----------
Total operating expenses	16,178 ----------	19,561 ----------	24,087 ----------	26,372 ----------	86,198 ----------	25,118 ----------	32,099 ----------	32,673 ----------	35,576 ----------	125,466 ----------
Operating income	2,000	2,520	1,915	2,751	9,186	3,176	4,712	5,602	3,880	17,370
Interest income (expense), net	100 ----------	100 ----------	120 ----------	190 ----------	510 ----------	141 ----------	137 ----------	121 ----------	177 ----------	576 ----------
Income before provision (benefit) for income taxes	2,100	2,620	2,035	2,941	9,696	3,317	4,849	5,723	4,057	17,946
Provision (benefit) for income taxes	315 ----------	393 ----------	305 ----------	18 ----------	1,031 ----------	1,161 ----------	912 ----------	2,264 ----------	1,635 ----------	5,972 ----------
Net income	$1,785 ======	$2,227 ======	$1,730 ======	$2,923 ======	$8,665 ======	$2,156 ======	$3,937 ======	$3,459 ======	$2,422 ======	$11,974 ======
Net income, per common share
Basic	$0.17	$0.22	$0.16	$0.27	$0.83	$0.20	$0.36	$0.31	$0.22	$1.08
Diluted	$0.17	$0.21	$0.16	$0.26	$0.80	$0.19	$0.34	$0.29	$0.21	$1.03
Number of shares used in calculating net income per common share
Basic	10,216	10,062	10,579	10,735	10,459	10,854	10,990	11,120	11,201	11,042
Diluted	10,429	10,400	11,049	11,307	10,863	11,509	11,565	11,734	11,800	11,638

At times, we have experienced fluctuations in our quarterly results. Management believes that these fluctuations are an inherent part of the business and could continue into the future. These have included costs associated with uneven flows of incoming material, the level of research and development spending during any given quarter, a significant decline in fiscal year 2001 revenues that caused us to restructure our business, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the United States Government contracting and budget cycles, and the timing of contract awards.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The average days to maturity of our investment portfolio is 95 days. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of October 31, 2004, our total cash and investments balance that was sensitive to interest rate risk was approximately $43,842,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $111,000.

The following table summarizes our cash and cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	2004	2003
Cash and cash equivalents	$11,227	$5,372
Short-term, available-for-sale securities:
Asset-backed securities	3,506	7,260
Corporate securities	2,616	9,030
Government securities	3,998	16,468
Money market securities	22,495 ----------	1,989 ----------
	$43,842 ======	$40,119 ======

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Applied Signal Technology, Inc.

We have audited the accompanying balance sheets of Applied Signal Technology, Inc. as of October 31, 2004 and 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Signal Technology, Inc. at October 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California
December 17, 2004

Statements of Operations
(in thousands, except per share data)

	Year Ended October 31,
	2004	2003	2002
Revenues from contracts	$142,836	$95,384	$76,184
Operating expenses:
Contract costs	94,705	63,335	49,067
Research and development	14,160	7,526	8,798
General and administrative	16,601 ------------	15,337 ------------	15,160 ------------
Total operating expenses	125,466 ------------	86,198 ------------	73,025 ------------
Operating income	17,370	9,186	3,159
Interest income	752	633	302
Interest expense	(176) ------------	(123) ------------	(268) ------------
Income before provision (benefit) for income taxes	17,946	9,696	3,193
Provision (benefit) for income taxes	5,972 ------------	1,031 ------------	(728) ------------
Net income	$11,974 =======	$8,665 =======	$3,921 =======
Net income per common share
Basic	$1.08	$0.83	$0.40
Diluted	$1.03	$0.80	$0.39
Number of shares used in calculating net income per common share
Basic	11,042	10,459	9,889
Diluted	11,638	10,863	10,061
See accompanying notes.

Balance Sheets
(in thousands, except share and per share data)

	October 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 11,227	$ 5,372
Short-term investments	32,615 -------------	34,747 -------------
Total cash, cash equivalents, and short-term investments	43,842	40,119
Accounts receivable:
Billed	23,407	16,335
Unbilled	20,361 -------------	10,227 -------------
Total accounts receivable	43,768	26,562
Inventory	5,392	6,875
Prepaid and other current assets	4,340 -------------	3,545 -------------
Total current assets	97,342	77,101
Property and equipment, at cost:
Machinery and equipment	47,545	44,127
Furniture and fixtures	4,855	4,742
Leasehold improvements	10,696	10,236
Construction in process	9 -------------	33 -------------
	63,105	59,138
Accumulated depreciation and amortization	(50,682) -------------	(46,897) -------------
	12,423	12,241
Other assets	1,687 -------------	605 -------------
Total assets	$111,452 ========	$89,947 ========
Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$6,307	$3,022
Accrued payroll and related benefits	12,012	7,557
Other accrued liabilities	2,364 -------------	1,863 -------------
Total current liabilities	20,683	12,442
Accrued Rent	1,098	1,104
Other long-term liabilities	305	183
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares— 11,210,738 at October 31, 2004 and 10,767,145 at October 31, 2003	37,943	31,132
Retained earnings	51,448	45,021
Accumulated comprehensive income (loss)	(25) -------------	65 -------------
Total shareholders’ equity	89,366 -------------	76,218 -------------
Total liabilities and shareholders’ equity	$111,452 ========	$89,947 ========

Statements of Cash Flows
(in thousands)

	Year Ended October 31,
	2004	2003	2002
Operating activities:
Net income	$11,974	$8,665	$3,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,121	4,616	5,093
Tax benefit related to stock plans	1,509	432	—
Changes in:
Accounts receivable	(17,206)	(1,935)	(590)
Refundable income taxes	—	—	5,053
Inventory, prepaid expenses and other current assets	688	(1,078)	357
Other assets	(1,082)	(191)	14
Accounts payable and accrued liabilities	7,628 ------------	4,350 ------------	1,235 ------------
Net cash provided by operating activities	7,632	14,859	15,083
Investing activities:
Purchases of available-for-sale securities	(47,543)	(30,489)	(13,147)
Maturities of available-for-sale securities	49,585	8,954	—
Additions to property and equipment	(4,303) ------------	(2,488) ------------	(1,634) ------------
Net cash used in investing activities	(2,261)	(24,023)	(14,781)
Financing activities:
Issuances of common stock	5,302	4,135	1,670
Dividends paid	(4,818) ------------	(1,314) ------------	— ------------
Net cash provided by financing activities	484 ------------	2,821 ------------	1,670 ------------
Net increase (decrease) in cash and cash equivalents	5,855	(6,343)	1,972
Cash and cash equivalents at beginning of year	5,372 ------------	11,715 ------------	9,743 ------------
Cash and cash equivalents at end of year	$11,227 =======	$5,372 =======	$11,715 =======
Supplemental disclosure of cash flow information:
Interest paid	$141 =======	$122 =======	$268 =======
Income taxes paid	$6,209 =======	$2,280 =======	$1,208 =======
See accompanying notes.

Statement of Shareholders’ Equity
(in thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at October 31, 2001	9,604,026	$24,895	$34,422	$—	$59,317
Issuance of common shares to employees under stock purchase plan and stock option plan	450,718	1,670	—	—	1,670
Other comprehensive income	—	—	—	65	65
Net income	— ----------------	— ----------------	3,921 ----------------	— ----------------	3,921 ----------------
Balance at October 31, 2002	10,054,744 ----------------	$26,565 ----------------	$38,343 ----------------	$65 ----------------	$64,973 ----------------
Issuance of common shares to employees under stock purchase plan and stock option plan	712,401	4,135	—	—	4,135
Dividends declared	—	—	(1,987)	—	(1,987)
Tax benefit related to stock plans	—	432	—	—	432
Net income	— ----------------	— ----------------	8,665 ----------------	— ----------------	8,665 ----------------
Balance at October 31, 2003	10,767,145 ----------------	$31,132 ----------------	$45,021 ----------------	$65 ----------------	$76,218 ----------------
Issuance of common shares to employees under stock purchase plan and stock option plan	443,593	5,302	—	—	5,302
Dividends declared	—	—	(5,547)	—	(5,547)
Tax benefit related to stock plans	—	1,509	—	—	1,509
Other comprehensive income	—	—	—	(90)	(90)
Net income	— ----------------	— ----------------	11,974 ----------------	— ----------------	11,974 ----------------
Balance at October 31, 2004	11,210,738 =========	$37,943 =========	$51,448 =========	($25) =========	$89,366 =========

Notes to Financial Statements, October 31, 2004

Note 1: Organization and Summary of Significant Accounting Policies

Organization

Applied Signal Technology, Inc. is incorporated in California. We provide advanced digital signal processing products, systems, and services used in reconnaissance of telecommunications signals for intelligence gathering, a process referred to as signal intelligence. Our primary customer is the United States Government. For each of the three years in the period ended October 31, 2004, substantially all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs). Indirect costs include overhead, research and development, and general and administrative expenses. General and administrative costs are not applied to certain subcontract costs associated with our cost-reimbursement contracts. These subcontracts must be in excess of $250,000 and meet certain other predetermined criteria.

We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

Our policy for recognizing interim award fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion thereof will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized in whole or in part until management determines that it is probable that the award fee or portion thereof will be earned. If management’s assessment is incorrect, or there are changes in facts and circumstances, we may be required to revise our estimates and the adjustment to profits resulting from such revisions may affect future period earnings.

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

The following table represents the revenue concentration by contract type:

	FY04	FY03	FY02
Cost-Reimbursement Contracts	74%	73%	59%
Fixed-Price Contracts	26% ---------	27% ---------	41% ---------
	100% =====	100% =====	100% =====

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

During the fourth quarter of fiscal year 2004, we absorbed our favorable indirect rate variance by modifying our billing rates to our customers, which reduced revenues by approximately $1,578,000 and operating expenses by approximately $510,000.

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

Accounts receivable and allowance for bad debt. Accounts receivable are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill incurred costs and a portion of our fees on a regular basis. Under fixed-price contracts, we either regularly progress bill 90% of incurred costs or bill contract costs on a milestone or unit of delivery basis. Unbilled amounts result from our recognition of contract revenue in advance of contractual billing or progress billing terms.

Since the majority of our revenues are generated from the U.S. Government, we regard the credit risk of our business to be minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. At October 31, 2004 and 2003, there was no balance for the allowance for doubtful accounts. At October 31, 2002, the allowance for doubtful accounts balance was $26,000. There was no charge to bad debt expense during fiscal year 2004. During fiscal year 2003, we recorded approximately $154,000 to bad debt expense. In fiscal year 2002, we recorded approximately $257,000 to bad debt expense due to writing off an uncollectible balance of one customer.

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the U.S. Government. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell our equipment, which includes raw materials. Historically, we have sold our inventory at full cost so there is limited decrement in valuation. If it is determined that a product has reached the end of its life cycle or there is no longer a need for certain equipment, the remaining inventory is disposed. Historically, we dispose inventory at approximately the same time that the reduction to inventory is recorded and we do not hold inventory reserves.

The charges associated with disposed work in process and finished goods are included in contract costs in our Statement of Operations. Disposed raw material represents a minor amount and is included in general and administrative expenses on the Statement of Operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D.

For inventory disposal activities for fiscal years 2004 and 2003, please refer to “Notes to Financial Statements, Note 3: Inventory.”

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of expected benefits from R&D credits and the reversals of valuation allowances. Please refer to “Notes to Financial Statements, Note 7: Provision for Income Taxes” for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During each of fiscal years 2004, 2003, and 2002, we did not incur any price redeterminations on any of our contracts.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Historically, our debt securities were only comprised of United States Government treasury bills and notes. In order to maximize yield while maintaining safety of the principal balance, during the fourth quarter of fiscal year 2002, we expanded our investment portfolio to include a variety of low-risk investments. These securities are classified as available-for-sale and are carried at fair market value in short-term investments. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for the years ended October 31, 2004, 2003, and 2002.

During the fourth quarter of fiscal year 2003, we discovered a misclassification was in the previously reported October 31, 2002 balance sheet and cash flow statement. At October 31, 2002, approximately $502,000 of asset-backed securities was misclassified on the balance sheet as cash and cash equivalents instead of as short-term investments. The misclassification has no impact on our statement of operations for any period, including revenues and net income. The fiscal year 2002 statement of cash flows in this report have been changed to reflect the correct classification.

The following tables summarize our cash and cash equivalents, and short-term securities (in thousands):

	October 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$11,227	$—	$—	$11,227
Short-term, available-for-sale securities:
Asset-backed securities	3,521	—	(15)	3,506
Corporate securities	2,619	—	(3)	2,616
Government securities	4,002	—	(4)	3,998
Money market securities	22,498 -----------	— -----------	(3) -----------	22,495 -----------
	$43,867 =======	$— =======	($25) =======	$43,842 =======

	October 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$5,372	$—	$—	$5,372
Short-term, available-for-sale securities:
Asset-backed securities	7,255	9	(4)	7,260
Corporate securities	8,996	38	(4)	9,030
Government securities	16,442	43	(17)	16,468
Money market securities	1,989 -----------	— -----------	— -----------	1,989 -----------
	$40,054 =======	$90 =======	($25) =======	$40,119 =======

The following table summarizes the maturities of our investments (in thousands):

	October 31, 2004	October 31, 2003
Due in one year or less	$32,615	$18,100
Due in one to three years	— ------------	16,647 ------------
	$32,615 =======	$34,747 =======

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

Net Income Per Share Data

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

Per share data is as follows (in thousands, except per share amounts):

Year Ended October 31,
	2004	2003	2002
Numerator:
Net income	$11,974 =======	$8,665 =======	$3,921 =======
Denominator:
Weighted average number of common shares outstanding used to compute net income per common share—basic	11,042	10,459	9,889
Effect of dilutive stock options	596 -----------	404 -----------	172 -----------
Shares used to compute net income per common share—diluted	11,638 =======	10,863 =======	10,061 =======
Net income per common share—basic	$1.08 =======	$0.83 =======	$0.40 =======
Net income per common share—diluted	$1.03 =======	$0.80 =======	$0.39 =======

Approximately 3,000, 173,000, and 555,000 potential common shares were excluded from the number of shares used to compute diluted net loss per common share for fiscal years 2004, 2003, and 2002, respectively, as their effect would be antidilutive.

Comprehensive Income

The components of comprehensive income net of tax are as follows (in thousands):

	Year Ended October 31,
	2004	2003	2002
Net income	$11,974	$8,665	$3,921
Unrealized gain (loss) on securities	(90) ------------	— ------------	65 ------------
Comprehensive income	$11,835 =======	$8,665 =======	$3,986 =======

Accumulated comprehensive loss on securities as of October 31, 2004 was approximately $25,000. Accumulated comprehensive income on securities was approximately $65,000 as of October 31, 2003 and 2002.

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

	Year Ended October 31,
	2004	2003	2002
Net income – As reported	$11,974	$8,665	$3,921
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	3,518 -----------	2,131 -----------	1,373 -----------
Net income – Pro forma	$8,456 ======	$6,534 ======	$2,548 ======
Net income per share
Basic – As reported	$1.08	$0.83	$0.40
– Pro forma	$0.77	$0.62	$0.26
Diluted – As reported	$1.03	$0.80	$0.39
– Pro forma	$0.73	$0.60	$0.25

The weighted average fair value at the date of grant for options granted during fiscal years 2004, 2003, and 2002 was $22.43, $13.46, and $8.71 per option, respectively. The weighted average fair value for shares purchased through the employee stock purchase plans during fiscal years 2004, 2003, and 2002 was $13.12, $5.68, and $3.44 per share, respectively.

The fair value of options at the date of grant was estimated by using the Black Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Risk-free interest rate	3.6%	3.0%	3.3%	1.4%	1.1%	1.3%
Expected life (years)	5	5	5	0.5	0.5	0.5
Expected volatility	1.67	1.62	1.63	2.12	1.62	1.63
Expected dividends	1.7%	1.0%	0.0%	1.7%	1.0%	0.0%

Recent Accounting Pronouncements

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

In March 2004, the EITF Task Force reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and the disclosure requirements relating to those impairments. EITF 03-1 is effective for fiscal years ending after December 31, 2003. The adoption of EITF 03-1 did not have any impact on our financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting standard No. 151, “Inventory Costs,” or SFAS 151. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the potential impact of SFAS 151.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all awards granted after the first interim or annual reporting period that begins after June 15, 2005. The adoption of this statement is expected to have a material impact on our financial positions or results of operations.

Note 2: Customer Concentration

The following table identifies the source of our revenues for fiscal years 2004, 2003, and 2002 by customer type:

	FY04	FY03	FY02
Intelligence Agencies	80%	84%	76%
Military	17%	14%	19%
Law Enforcement	—	1%	—
Foreign	2%	1%	3%
Commercial	1% ----------	— ----------	2% ----------
	100% ======	100% ======	100% ======

Within the customer types, two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration from each significant customer.

	FY04	FY03	FY02
First Intelligence Agency	26%	30%	33%
Second Intelligence Agency	54%	54%	43%
One Branch of the Military	15%	10%	12%

Revenues from the U.S. Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue between those two categories.

	FY04	FY03	FY02
Direct Purchases	63%	59%	61%
Subcontracts	34%	39%	34%

Note 3: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	October 31,
	2004	2003
Raw materials	$719	$775
Work-in-process	4,428	5,603
Finished goods	222 -----------	494 -----------
	$5,369	$6,872
Precontract costs	23 -----------	3 -----------
	$5,392 ======	$6,875 ======

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and cost incurred in connection with ongoing contracts for which contract modifications have not been defined.

Inventory activities during fiscal year 2004 and fiscal year 2003 included disposing of approximately $1,983,000 and $1,145,000, respectively, of obsolete products. The disposed items included units in various stages of completion.

Note 4: Line of Credit

At October 31, 2004, we had a cash-secured line of credit with a bank in the amount of $2,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate (4.75% at October 31, 2004) and accrued interest on those borrowings were payable monthly. No fees were associated with the unused portion of the committed amount. The line of credit will expire on March 1, 2005.

Under the line of credit, we had two standby letters of credit totaling approximately $1,370,000. One letter of credit, related to our facilities lease, was approximately $1,220,000. The second letter of credit was obtained during the first quarter of fiscal year 2004 as a requirement of our workers compensation insurance, and was approximately $150,000 at October 31, 2004. At October 31, 2004, there were no other borrowings.

Note 5: Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2004 (in thousands):

Payments due by period
Fiscal Year	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$30,568	$4,535	$8,835	$8,778	$8,420
Purchase Obligations	749 ------------	749 ------------	— ------------	— ------------	— ------------
Total	$31,317 =======	$5,284 =======	$8,835 =======	$8,778 =======	$8,420 =======

Operating lease obligations consist of non-cancelable facilities lease agreements, which expire at various dates between fiscal years 2004 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses.

Rent expense under operating leases was $4,280,000, $4,228,000, and $ 4,219,000 in fiscal years 2004, 2003, and 2002, respectively.

In fiscal year 2002, we entered into a purchase agreement for computer equipment of approximately $291,000. As of October 31, 2003 there was approximately $146,000 outstanding, which was paid in fiscal year 2004.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs were approximately $195,000, $185,000, and $295,000 for fiscal years 2004, 2003, and 2002, respectively.

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

In November 2003, the Board of Directors increased the annual dividend to $0.50 per share, payable over four quarters at the rate of $0.125 per share per quarter. Dividends of approximately $1,371,000, $1,376,000, $1,398,000, and $1,401,000 were paid on February 13, 2004, May 14, 2004, August 13, 2004, and November 12, 2004 to shareholders of record at January 30, 2004, April 30, 2004, July 30, 2004, and October 31, 2004, respectively.

In November 2004, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends will be paid on February 11, 2005, May 13, 2005, August 12, 2005, and November 11, 2005 to shareholders of record at January 28, 2005, April 29, 2005, July 29, 2005, and October 31, 2005.

We paid no dividends during fiscal year 2002.

Employee Stock Purchase Plan

We maintain our 1993 Employee Stock Purchase Plan (“1993 Plan”), and have reserved 4,300,000 shares of common stock for issuance to employees under the 1993 Plan. The 1993 Plan was adopted by the Board of Directors on January 22, 1993 and approved by the shareholders on February 22, 1993. Under this plan, eligible employees purchase common stock through payroll deductions (which cannot exceed 10% of any employee’s compensation) at 85% of the lower of its fair market value at the beginning of a twenty-four-month offering period, or the end of each six-month purchase period. As of October 31, 2004, 767,535 shares remain reserved for issuance and eligible for purchase under the 1993 Plan.

Stock Option Plan — 1991

Our 1991 Stock Option Plan (“1991 Plan”) provided for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. The exercise price of the options granted under this plan were 100% or greater than the fair market value on the date of grant. Some options are exercisable only at the end of a two-year vesting period and some options are exercisable at the rate of 20% per year over five years. The 1991 Plan expired on January 19, 2001 and all remaining shares reserved for issuance expired. Options to purchase an aggregate of 351,718 shares of our common stock remain outstanding under the 1991 Plan, as of October 31, 2004.

Stock Option Plan — 2000

Our 2000 Stock Option Plan (“2000 Plan”) was adopted by the Board of Directors on May 11, 2000, and provides for the granting of non-qualified stock options to our employees and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 vest at the rate of 20% per year over five years, on the anniversary date of the grant date. Options to purchase an aggregate of 341,012 shares of our common stock are outstanding and 644,936 shares remain available for grant under the 2000 Plan, as of October 31, 2004.

Stock Option Plan — 2001

Our 2001 Stock Option Plan (“2001 Plan”) was adopted by the Board of Directors on November 16, 2000 and approved by the shareholders on March 15, 2001. The 2001 Plan provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 vest at the rate of 20% per year over five years, on the anniversary date of the grant date. Options to purchase an aggregate of 421,162 shares of our common stock are outstanding and 26,086 shares remain available for grant under the 2001 Plan, as of October 31, 2004.

Stock Incentive Plan — 2004

Our 2004 Stock Option Plan (“2004 Plan”) was adopted by the Board of Directors on November 20, 2003 and approved by the shareholders on March 10, 2004. The 2004 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to our employees, directors, and consultants. The exercise price for an option is equal to 100% of the fair market value of the common stock on the date of grant. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for which shall be services actually rendered to us or for our benefit. Some options vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of eight years. Other options vest over five years, at the rate of 20% per year. Options to purchase an aggregate of 102,500 shares of our common stock are outstanding and 497,500 shares remain available for grant under the 2004 Plan, as of October 31, 2004.

A summary of the option activity under all stock option plans is as follows:

	Options Outstanding
	Options Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
Balance at October 31, 2001	715,500	988,105	$9,916,551	$10.04
Granted	(217,500)	217,500	2,022,816	$9.30
Exercised	—	(10,904)	(69,811)	$6.40
Canceled	61,181	(61,181)	(557,267)	$9.11
Expired	(18,599) ---------------	— ---------------	— ---------------	—
Balance at October 31, 2002	540,582	1,133,520	$11,312,289	$9.98
Authorized	600,000	—	—	—
Granted	(386,700)	386,700	5,868,618	$15.18
Exercised	—	(206,901)	(2,255,662)	$10.90
Canceled	18,382	(18,382)	(207,890)	$11.31
Expired	(5,300) ---------------	— ---------------	— ---------------	—
Balance at October 31, 2003	766,964	1,294,937	$14,717,355	$11.37
Authorized	600,000	—	—	—
Granted	(252,500)	252,500	6,580,340	$26.06
Exercised	—	(270,867)	(3,002,551)	$11.09
Canceled	60,358	(60,358)	(812,689)	$13.46
Expired	(6,300) ---------------	— ---------------	— ---------------	—
Balance at October 31, 2004	1,168,522 =========	1,216,392 =========	$17,482,455 =========	$14.37

The following table summarizes information about options outstanding for all option plans as of October 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$4.00 – $6.00	206,615	5.63	$5.12	108,081	$5.13
$6.43 – $9.36	175,410	6.42	$8.39	57,484	$8.12
$9.85 – $14.63	384,166	6.71	$12.13	191,253	$12.03
$15.50 – $20.87	196,801	6.31	$18.62	89,227	$16.78
$23.31 – $34.31	250,400	8.00	$26.02	16,200	$23.31
$37.57	3,000 ---------------	9.86	$37.57	— ---------------	—
	1,216,392	6.69	$14.37	462,215	$11.24

The number of shares exercisable at October 31, 2003 and October 31, 2002 were 497,000 and 589,649, respectively.

At October 31, 2004, we have reserved an aggregate of 3,152,449 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, the 1991 Stock Option Plan, the 2000 Stock Option Plan, and the 2001 Stock Option Plan.

Note 7: Income Taxes

The provision (benefit) for income taxes for the years ended October 31, 2004, 2003, and 2002 consists of the following (in thousands):

	Year Ended October 31,
	2004	2003	2002
Federal:
Current	$6,206	$2,523	($299)
Deferred	177 ----------	(1,674) ----------	(495) ----------
	6,383	849	(794)
State:
Current	451	182	66
Deferred	(862) ----------	— ----------	— ----------
	(411) ----------	182 ----------	66 ----------
	$5,972 ======	$1,031 ======	($728) ======

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes as follows (in thousands):

	Year Ended October 31,
	2004	2003	2002
Computed expected tax provision	$6,281	$3,297	$1,086
State income tax, net of federal benefit	(267)	120	43
Federal R&D credit	—	(698)	(610)
Valuation allowance	—	(1,871)	(495)
Impact of tax law change	—	—	(824)
Other individually immaterial items	(42) ----------	183 ----------	72 ----------
	$5,972 ======	$1,031 ======	($728) ======
Effective tax rate	33.28%	10.64%	(22.8%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	October 31,
	2004	2003
Deferred tax assets:
Accrued expenses and reserves	$1,327	$1,553
Research and development credit carryforwards	—	837
Other individually immaterial items	1,527 ----------	1,233 ----------
	2,854	3,623
Valuation allowance	— ----------	(1,454) ----------
	$2,854 ======	$2,169 ======

The valuation allowance reduces deferred tax assets to estimated realizable value. The valuation allowance decreased by approximately $1,454,000, $2,253,000, and $1,300,000, in fiscal years 2004, 2003, and 2002, respectively. The valuation allowance was originally recorded in fiscal year 2001. During the second quarter of fiscal year 2004, we concluded, based on our evaluation of all the criteria outlined in the applicable accounting literature, that our deferred tax assets were more likely than not to be realized. Therefore, the remainder of our valuation allowance was reversed in that period. Deferred tax assets of $2,854,000 and $2,169,000 were recorded in fiscal years 2004 and 2003 for refundable income taxes and are included in prepaids and other current assets in the accompanying balance sheets at October 31, 2004 and 2003.

Note 8: Retirement Plan

All employees who perform at least 1,000 hours of service per year are covered under our retirement plan (the “Retirement Plan”). Company contributions to the Retirement Plan, maintained by an outside administrator, are discretionary and currently are at the rate of 4% of qualified compensation up to a maximum of $205,000 per employee per annum. We accrue the accumulated contributions, which are payable biweekly to the Retirement Plan’s administrator. We have incurred approximately $1,995,000, $1,551,000, and $971,000 in expense under the Retirement Plan for fiscal years 2004, 2003, and 2002, respectively.

Note 9: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole. Divisional financial information is not available below the gross margin level. Thus, there is only one reportable segment during fiscal years 2004, 2003, and 2002.

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

Changes in internal control over financial reporting. During the fourth quarter of fiscal year 2004, we outsourced our payroll processing, and as a result changed certain controls for our payroll process. In addition, we updated our accesses to financial applications to adopt a more restrictive policy, and we updated the change management process related to our business systems applications. There have been no other changes in our internal control over financial reporting during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the effectiveness of internal control. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

Item 9B: Other Information

None.

Part III

The information required by Part III is incorporated by reference from the information identified below contained in the Applied Signal Technology, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held March 9, 2005 (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this annual report.

Item 10: Directors and Executive Officers of the Registrant

The information required by this item pursuant to Item 401 of Regulation S-K is incorporated by reference to the information in the section entitled “Proposal No. 1, Election of Directors” in the Proxy Statement.

The information required by this item pursuant to Item 401 of Regulation S-K concerning executive officers is incorporated by reference to the section entitled “Executive Officers of the Registrant” in the Proxy Statement.

The information required by this item pursuant to Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Security Ownership of Certain Holders – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Board of Directors of Applied Signal Technology, Inc. has adopted a code of ethics that applies to our principal executive officers, principal financial officer, and controller, as well as other employees. A copy of this code of ethics has been posted on our Internet website at www.appsig.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Other Matters” in the Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the section entitled “Equity Compensation Plan Information” in the Proxy Statement.

Item 13: Certain Relationships and Related Transactions

Not applicable.

Item 14: Principal Accountants Fees and Services

The information required by this item is herein incorporated by reference to the section entitled “Proposal No. 2, Ratification of Selection of Independent Auditors” in the Proxy Statement.

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) (1) and (2) The following financial statements of Applied Signal Technology, Inc. are filed as part of this report under Item 8:

  Balance Sheets — October 31, 2004 and 2003
  Statements of Operations — Years ended October 31, 2004, 2003, and 2002
  Statement of Shareholders’ Equity — Years ended October 31, 2004, 2003, and 2002
  Statements of Cash Flows — Years ended October 31, 2004, 2003, and 2002
  Notes to Financial Statements — October 31, 2004

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Listing of Exhibits — See Exhibit Index on page 58 of this Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology, Inc. (Registrant)
Dated January 14, 2005	/s/ Gary L. Yancey Gary L. Yancey, President, Chief Executive Officer, and Chairman of the Board

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary L. Yancey and James E. Doyle, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Gary L. Yancey ------------------------------------ Gary L. Yancey	January 14, 2005	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

/s/ James E. Doyle ------------------------------------ James E. Doyle	January 14, 2005	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Milton E. Cooper ------------------------------------ Milton E. Cooper	January 14, 2005	Director

/s/ John P. Devine ------------------------------------ John P. Devine	January 14, 2005	Director

/s/ David D. Elliman ------------------------------------ David D. Elliman	January 14, 2005	Director

/s/ Robert Richardson ------------------------------------ Robert Richardson	January 14, 2005	Director

/s/ John R. Treichler ------------------------------------ John R. Treichler	January 14, 2005	Director

/s/ Stuart G. Whittelsey, Jr. ------------------------------------ Stuart G. Whittelsey, Jr.	January 14, 2005	Director

Annual Report on Form 10-K
Item 15(b)

Exhibits

Year Ended October 31, 2004

Applied Signal Technology, Inc.
400 West California Avenue
Sunnyvale, CA 94086

Applied Signal Technology
Index to Exhibits

Exhibit Number	Description of Document
3.1 (1)	Second Amended and Restated Articles of Incorporation
3.2 (1)	Amended and Restated Bylaws
4.1 (1)	Specimen Common Stock Certificate
10.1 (1)	Form of Indemnification Agreement for directors and officers
10.3 (1)	1991 Stock Option Plan and forms of agreements thereunder
10.4 (1)	1993 Employee Stock Purchase Plan
10.6 (1)	Summary Plan Description of 401(k) Retirement Plan
10.7 (2)	Lease Agreement dated August 21, 1985 with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8 (3)	Lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.9 (4)	Lease agreement dated May 31, 1996 with Constellation Real Estate, Inc., for 135 National Business Parkway
10.10 (5)	Amendments to lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc.
10.11 (9)	2000 Stock Option Plan and forms and agreements thereunder
10.16 (8)	Amendments to Lease Agreements dated July 30, 2001 with Sunnyvale Business Park
10.17 (7)	2001 Stock Option Plan and forms of agreements thereunder
10.18 (8)	Amendments to Lease Agreements dated September 20, 2000 with Eden Roc Partnership
10.19 (8)	Amendments to Lease Agreements dated April 19, 2001 with Sunnyvale Business Park
10.20 (10)	2001 Stock Option Plan (as amended through January 20, 2003)
10.21 (10)	Line of Credit Agreement dated January 27, 2003 with Wells Fargo Bank, National Association
10.22 (10)	Security Agreement dated January 27, 2003 with Wells Fargo Bank
10.23 (12)	Second Amendment to Lease Agreement, dated December 31, 2003, with Constellation Real Estate, Inc.
10.24 (12)	Third Amendment to Lease Agreement, dated January 24, 2004, with Carr America Realty Corp.
10.25 (12)	Annual Incentive Plan
10.26 (13)	Amendment to the Line of Credit Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.27 (13)	Security Agreement dated February 12, 2004 with Wells Fargo Bank, National Association
10.28 (13)	Stock Incentive Plan
10.29 (14)	Second Amendment to Lease Agreement, dated May 18, 2004, with Eden Roc Partnership
10.30 (14)	Executive Retention and Severance Plan
10.31	Revised Notice of Option Grant Form for the 2000 Stock Option Plan
10.32	Revised Notice of Option Grant Form for the 2001 Stock Option Plan
10.33	Revised Notice of Grant Form for the 2004 Stock Incentive Plan
14.1 (11)	Code of Business Conduct and Ethics
21.1 (6)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3) Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Form 10-K for fiscal year 1994 dated January 27, 1995.

(4) Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Form 10-K for fiscal year 1996 dated January 29, 1997.

(5) Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Form 10-K for fiscal year 1996 dated January 29, 1997.

(6) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2000 dated January 26, 2001.

(7) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders held on March 15, 2001 filed on February 5, 2001.

(8) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K/A No. 1 for fiscal year 2001 dated January 29, 2002.

(9) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2002 dated January 28, 2003.

(10) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2003 dated January 31, 2003.

(11) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2003 dated January 27, 2004.

(12) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2004 dated March 9, 2004.

(13) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the second quarter of fiscal year 2004 dated June 9, 2004.

(14) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the third quarter of fiscal year 2004 dated September 9, 2004.