Form 10-Q
period 2005-01-28
APPLIED SIGNAL TECHNOLOGY INC
filed 2005-03-08
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended January 28, 2005

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

Common Stock, no par value, 11,358,603 shares outstanding as of January 28, 2005.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Financial Statements

Applied Signal Technology, Inc.
Balance Sheets
(In thousands, except share data)

Assets	January 28, 2005 (Unaudited)	October 31, 2004 (Note)
Current assets:
Cash and cash equivalents	$11,335	$ 11,227
Short term investments	26,257 --------------	32,615 --------------
Total cash and cash equivalents and short term investments	37,592	43,842
Accounts receivable:
Billed	25,772	23,407
Unbilled	18,129 --------------	20,361 --------------
Total accounts receivable	43,901	43,768
Inventory	9,023	5,392
Prepaid and other current assets	3,681 --------------	4,340 --------------
Total current assets	94,197	97,342

Property and equipment, at cost:
Machinery and equipment	48,249	47,545
Furniture and fixtures	4,878	4,855
Leasehold improvements	10,805	10,696
Construction in process	9 --------------	9 --------------
	63,941	63,105
Accumulated depreciation and amortization	(51,500) --------------	(50,682) --------------
Net property and equipment	12,441	12,423

Other assets	1,732 --------------	1,687 --------------

Total assets	$108,370 ========	$111,452 ========

Applied Signal Technology, Inc.
Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	January 28, 2005 (Unaudited)	October 31, 2004 (Note)
Current liabilities:
Accounts payable	$5,075	$6,307
Accrued payroll and related benefits	7,250	12,012
Other accrued liabilities	2,356	2,336
Income taxes payable	349 --------------	28 --------------
Total current liabilities	15,030	20,683

Long Term Accrued Rent	1,108	1,098
Other liabilities	309	305

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 11,358,603 at January 28, 2005 and 11,210,738 at October 31, 2004	39,893	37,943
Retained earnings	52,055	51,448
Accumulated comprehensive income (loss)	(25) --------------	(25) --------------
Total shareholders’ equity	91,923 --------------	89,366 --------------

Total liabilities and shareholders’ equity	$108,370 ========	$111,452 ========

Note: The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	January 28, 2005	January 30, 2004
Revenues from contracts	$30,110	$28,294

Operating expenses:
Contract costs	19,839	18,300
Research and development	3,177	2,137
General and administrative	3,822 -------------	4,681 -------------
Total operating expenses	26,838 -------------	25,118 -------------

Operating income	3,272	3,176
Interest income, net	163 -------------	141 -------------
Income before provision for income taxes	3,435	3,317
Provision for income taxes	1,408 -------------	1,161 -------------

Net income	$2,027 ========	$2,156 ========

Net income per common share:
Basic	$0.18	$0.20
Diluted	$0.17	$0.19

Number of shares used in calculating net income per common share:
Basic	11,293	10,854
Diluted	11,863	11,509

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)
(In thousands)

	Three Months Ended
	January 28, 2005	January 30, 2004
Operating Activities:
Net income	$2,027	$2,156
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	872	1,083
Changes in:
Accounts receivable	(133)	(1,345)
Inventory, prepaids, and other assets	(3,018)	(917)
Accounts payable, taxes payable, and accrued expenses	(5,657) -------------	(158) -------------
Net cash provided by (used in) operating activities	(5,909)	819

Investing Activities:
Purchases of available-for-sale securities	(3,852)	(14,997)
Maturities of available-for-sale securities	10,210	10,100
Additions to property and equipment	(890) -------------	(576) -------------
Net cash provided by (used in) investing activities	5,468	(5,473)

Financing Activities:
Issuance of common stock	1,950	2,229
Dividends paid	(1,401) -------------	(673) -------------
Net cash provided by financing activities	549	1,556
Net increase (decrease) in cash and cash equivalents	108	(3,098)
Cash and cash equivalents, beginning of period	11,227 -------------	5,372 -------------
Cash and cash equivalents, end of period	$11,335 ========	$2,274 ========

Supplemental disclosures of cash flow information:
Interest paid	$32	$33
Income taxes paid	$132	$0

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Notes to Condensed Financial Statements
(Unaudited)
January 28, 2005

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in collection and processing of signals for intelligence gathering, a process referred to as signal intelligence (SIGINT). Our fundamental business area within SIGINT is communications intelligence (COMINT) and more recently we have been investing to expand into another portion of SIGINT which is electronics intelligence (ELINT). COMINT derives intelligence from telecommunications signals whereas ELINT derives intelligence from signals associated with weapons systems. Our primary customer is the United States Government. Substantially all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ending January 28, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

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

We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned upon contract completion.

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

The following table represents the revenue concentration by contract type:

	Three Months Ended
	January 28, 2005	January 30, 2004
Cost-reimbursement contracts	78%	75%
Fixed-price contracts	22%	25%

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

At January 28, 2005, the unfavorable rate variance was approximately $2,553,000 and at January 30, 2004 the favorable rate variance was $239,000.

Accounts receivable and allowance for bad debt. Accounts receivable are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill incurred costs and a portion of our fees on a regular basis. Under fixed-price contracts, we either bill contract costs on a milestone or unit of delivery basis or regularly progress bill 90% of incurred costs. Unbilled amounts result from our recognition of contract revenue in advance of contractual billing or progress billing terms.

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

At January 28, 2005 and October 31, 2004, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the first quarter of fiscal year 2005 or fiscal year 2004.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of such expected benefits as R&D credits and the reversals of valuation allowances. Please refer to “Notes to Financial Statements, Note 5: Provision for Income Taxes” for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first three months of fiscal year 2005 and 2004, we did not incur any price redeterminations on any of our contracts.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our securities are classified as available-for-sale and are carried at fair market value in short-term investments. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for the first three months of fiscal year 2005 or 2004.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands):

	January 28, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$11,335	$ —	$ —	$11,335
Short-term, available-for-sale securities:
Asset-backed securities	2,796	—	(15)	2,781
Corporate securities	1,873	—	(3)	1,870
Government securities	4,021	—	(3)	4,018
Money market securities	17,592 --------------	— --------------	(4) --------------	17,588 --------------
	$37,617 ========	$ — ========	($25) ========	$37,592 ========

	October 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$11,227	$—	$—	$11,227
Short-term, available-for-sale securities:
Asset-backed securities	3,521	—	(15)	3,506
Corporate securities	2,619	—	(3)	2,616
Government securities	4,002	—	(4)	3,998
Money market securities	22,498 --------------	— --------------	(3) --------------	22,495 --------------
	$43,867 ========	$— ========	($25) ========	$43,842 ========

The following table summarizes the maturities of our short-term investments (in thousands):

	January 28, 2005	October 31, 2004
Due in one year or less	$26,257	$32,615
Due in one to three years	— --------------	— --------------
	$26,257 ========	$32,615 ========

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

The per share data is as follows (in thousands, except per share amounts):

	Three Months Ended
	January 28, 2005	January 30, 2004
Numerator:
Net income	$2,027 ========	$2,156 ========
Denominator:
Shares used to compute net income per common share – basic	11,293	10,854
Effect of dilutive stock options	570 --------------	655 --------------
Shares used to compute net income per common share – diluted	11,863 ========	11,509 ========

Net income per common share – basic	$0.18	$0.20
Net income per common share – diluted	$0.17	$0.19

The exercise price of approximately 12,000 antidilutive potential common shares was greater than the market value, and therefore, we excluded those shares from the diluted net income per common share computation for the first three months of fiscal year 2005. For the same period in fiscal year 2004, an immaterial amount of potential common shares were excluded from the diluted net income per common share computation, for the same reason as the first three months of fiscal year 2005.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

Three Months Ended
	January 28, 2005	January 30, 2004
Net income	$2,027	$2,156
Unrealized gain on securities	— --------------	2 --------------
Comprehensive income	$2,027 ========	$2,158 ========

As of January 28, 2005, net unrealized loss on securities was approximately $25,000. As of October 31, 2004, net unrealized loss on securities was approximately $25,000.

Dividends

In November 2004, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends were paid on February 11, 2005 and are payable on May 13, 2005, August 12, 2005, and November 11, 2005 to shareholders of record at January 28, 2005, April 29, 2005, July 29, 2005, and October 31, 2005.

We paid dividends of approximately $1,401,000 during the first three months of fiscal year 2005 and approximately $673,000 during the first three months of fiscal year 2004, respectively.

At January 28, 2005 and October 31, 2004, accrued dividends of approximately $1,420,000 and $1,401,000, respectively, were included in other accrued liability on accompanying balance sheet.

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

	Three Months Ended
	January 28, 2005	January 30, 2004
Net income, as reported	$2,027	$2,156
Deduct: total stock-based compensation expense determined at the fair value for all awards	838 --------------	603 --------------
Pro forma net income	$1,189 ========	$1,553 ========
Net income per share
Basic – As reported	$0.18	$0.20
– Pro forma	$0.11	$0.14
Diluted – As reported	$0.17	$0.19
– Pro forma	$0.10	$0.13

Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all awards granted after the first interim or annual reporting period that begins after June 15, 2005 with early adoption permitted. We have no plans for early adoption and therefore SFAS 123R will be effective for our fourth quarter ending October 31, 2005.

The effects of the adoption of SFAS No. 123R on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123R on our results of operations and financial position, however, we expect that the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. Note 1 herein provides an indication of the effects of adoption assuming the use of the Black Scholes option pricing model and the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the three months ended January 28, 2005 and January 30, 2004. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	January 28, 2005	October 31, 2004
Raw materials	$658	$719
Work in process	7,944	4,428
Finished goods	261 --------------	222 --------------
	8,863	5,369
Precontract costs	160 --------------	23 --------------
	$9,023 ========	$5,392 ========

At January 28, 2005, the unfavorable inventoried indirect rate variance increased work in process by approximately $2,553,000. At January 30, 2004, the favorable inventoried indirect rate variance decreased work in process by approximately $239,000.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and cost incurred in connection with ongoing contracts for which contract modifications have not been defined.

Inventory activities during the first three months of fiscal year 2005 included an insignificant amount of disposals and during the first three months of fiscal year 2004 included $70,000 of disposals, of obsolete products. The disposed items included units in various stages of completion.

Note 3: Line of Credit

At January 28, 2005, we had a cash-secured line of credit with a bank in the amount of $2,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate (5.25% at January 28, 2005) and accrued interest on those borrowings were payable monthly. No fees were associated with the unused portion of the committed amount. We have subsequently amended this line of credit to increase the amount to $3,000,000.The interest and payment terms of the amended line of credit have not changed, and it will expire on March 1, 2006.

Under the line of credit, we had two standby letters of credit totaling approximately $1,370,000. One letter of credit, related to our facilities lease, was approximately $1,220,000 at January 28, 2005 and October 31, 2004. The second letter of credit was a requirement of our workers compensation insurance, and was approximately $150,000 at January 28, 2005 and October 31, 2004. At both January 28, 2005 and October 31, 2004, we had no other borrowings.

Note 4: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole. Divisional financial information is not available below the gross margin level. Thus, there is only one reportable segment during the first three months of fiscal years 2005 and 2004.

Note 5: Provision for Income Taxes

Our provision for income taxes for the first three months of fiscal year 2005 was approximately $1,408,000, with an estimated annual effective tax rate of 41%. Our provision for income taxes for the first three months of fiscal year 2004 was approximately $1,161,000, representing an estimated annual effective tax rate of 35%. Our estimated annual effective tax rate at January 28, 2005 differed from our effective tax rate at January 30, 2004 due to our return to a full tax rate.

Note 6: Contingencies

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs in the first three months of fiscal year 2005 and fiscal year 2004 was approximately $29,000 and $41,000, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached condensed financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended October 31, 2004.

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “believes,” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this document under “Summary of Business Considerations and Certain Factors that May Affect Future Operating Results and/or Stock Price.” The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC).

Description of the Business

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in collection and processing of signals for intelligence gathering, a process referred to as signal intelligence (SIGINT). Our fundamental business area within SIGINT is communications intelligence (COMINT) and more recently we have been investing to expand into another portion of SIGINT which is electronics intelligence (ELINT). COMINT derives intelligence from telecommunications signals whereas ELINT derives intelligence from signals associated with weapons systems. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

Our COMINT signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our COMINT signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At inception, our efforts were primarily focused on COMINT processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems, and related services.

Our investment in ELINT is directed towards the development of equipment for the collection and processing of weapons systems signals. These equipments will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs). Indirect costs include overhead, research and development, and general and administrative expenses. General and administrative costs are not applied to certain subcontract costs associated with our cost-reimbursement contracts. These subcontracts must be in excess of $250,000 and must meet certain other predetermined criteria. We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned upon contract completion.

Our policy for recognizing interim fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned. Historically, management’s estimates have generally been consistent with actual fees awarded. However, changes could arise causing management to either lower or raise the award fee estimate in the period in which the change is identified.

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

At January 28, 2005, the unfavorable inventoried indirect rate variance was approximately $2,553,000. At January 30, 2004, the favorable inventoried rate variance was approximately $239,000.

Income taxes. Our income tax expense at interim reporting periods is based on an estimated effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of such expected benefits as R&D credits and the reversals of valuation allowances.

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

At January 28, 2005 and October 31, 2004, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the first quarter of fiscal year 2005 or fiscal year 2004.

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

We disposed of an immaterial amount of inventory during the first three months of fiscal year 2005. During the same period of fiscal year 2004 we disposed of approximately $70,000 of obsolete products. The disposed items included units in various stages of completion.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first three months of fiscal years 2005 and 2004, we did not incur any price redeterminations on any of our contracts.

Overview

Although revenue growth has slowed during the quarter ended January 28, 2005, we believe that there continues to be an interest in signal intelligence by the U.S. Government to respond to the threat of terrorist activities and the war against terrorism, and that we are well positioned to benefit from the spending that might result. We believe that our core COMINT business continues to have strong growth potential and that our move into the ELINT business provides us an opportunity to diversify into a complementary business. As a result of this diversification, we expect to make additional investments of capital and management resources, including additional personnel and facilities. We are investing research and development into developing ELINT collection and processing equipments, and expect to continue to grow this business during the coming quarters.

We continue to focus our operations on assuring program performance, meeting staffing requirements, maintaining a competitive cost structure, and diversifying our marketplace. While our customers continue to come to us with new requirements for intelligence solutions, weighted heavily towards new developments, we have experienced strong proposal activity in the current quarter. As a result, we have faced challenges meeting the execution requirements of the contracts in backlog and continue to emphasize increased hiring in order to meet all of our program commitments. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through the end of fiscal year 2005.

Three Months Ended January 28, 2005 Compared to Three Months Ended January 30, 2004

Revenues and backlog. Revenues for the first quarter of fiscal year 2005 were approximately $30,110,000, a 6.4% increase from revenues of approximately $28,294,000 recorded in the first quarter of fiscal year 2004. The increase in revenues recorded during the first three months of fiscal year 2005, when compared to the same period in fiscal year 2004, is primarily due to the increase in our fiscal year 2005 beginning backlog of contractual commitments when compared to our fiscal year 2004 beginning backlog.

New orders received during the first quarter of fiscal year 2005 were approximately $11,126,000, down 82.8% from approximately $64,549,000 in new orders received during the same period of fiscal year 2004. The significant change in new orders is due to the fact that we received a modification to our largest contract, which increased new orders by approximately $48,524,000 during the first quarter of fiscal year 2004.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At January 28, 2005, ending backlog was approximately $124,385,000 , representing a 13.2% decrease from ending backlog of approximately $143,369,000 at October 31, 2004. It should be noted that new orders and backlog are expected to be reduced by approximately $11 to $13 million when we complete negotiations of a stop-work order related to a portion of our largest contract. These negotiations will clarify the scope of the stop-work order. We anticipate the completion of these negotiations during second or third quarter of fiscal year 2005. We estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, and will be reduced by approximately $6 to $7 million in fiscal year 2005 and the balance in fiscal year 2006.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type. The following table represents our revenue concentration during the respective periods by contract type:

	Three Months Ended		Twelve Months Ended
	January 28, 2005	January 30, 2004	October 31, 2004
Cost-reimbursement contracts	78%	75%	74%
Fixed-price contracts	22%	25%	26%

Our largest contract represented 14% and 22% of revenues for the first quarter of fiscal year 2005 and 2004, respectively. In addition, an indefinite delivery/indefinite quantity contract includes a number of related delivery orders and represented approximately 21% and 12% of revenues for the first quarter of fiscal years 2005 and 2004, respectively.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $19,839,000 or 65.9% of revenues, for the first quarter of fiscal year 2005 compared to approximately $18,300,000, or 64.7%, of revenues for the same period of fiscal year 2004. Contract costs increased in absolute dollars during the first quarter of fiscal year 2005 compared to the same period of 2004 due to the growth in revenues. As a percentage of revenues, contract costs were not significantly different between the first quarter of fiscal year 2005 and the same period of fiscal year 2004, and were within historical levels. We anticipate that contract costs, as a percentage of revenues, for fiscal year 2005 will be similar to the first quarter of fiscal year 2005.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded from earnings. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,177,000, or 10.6% of revenues, for the first quarter of fiscal year 2005 compared to approximately $2,137,000, or 7.6% of revenues , for the same period of fiscal year 2004. R&D expenses were lower in absolute dollars and as a percentage of revenues during the first quarter of fiscal year 2004 due to the staffing requirements on our contracts. These requirements caused management to delay focus on R&D efforts in order to meet our contractual commitments. We anticipate that R&D expenses, as a percentage of revenues, for fiscal year 2005 will be similar to the first quarter of fiscal year 2005.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. General and administrative expenses were approximately $3,822,000, or 12.7% of revenues, for the first quarter of fiscal year 2005 compared to approximately $4,681,000, or 16.5% of revenues, for the same period of fiscal year 2004. General and administrative expenses decreased in absolute dollars and as a percentage of revenues as a result of the use of annual targeted indirect rates at interim reporting periods. We anticipate that general and administrative expenses, as a percentage of revenues, for fiscal year 2005 will be similar to the first quarter of fiscal year 2005.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Alternatively, one-year warranty coverage may be purchased for 5% of the unit or system purchase price. Warranty costs were approximately $29,000 and $41,000 for the first three months of fiscal year 2005 and 2004, respectively.

Interest income (expense), net. Net interest income for the first quarter of fiscal year 2005 was approximately $163,000 compared to net interest income of approximately $141,000 for the first quarter of fiscal year 2004. Interest income increased during the first quarter of fiscal year 2005 as a result of higher cash and investment balances at the beginning of fiscal year 2005 when compared to the beginning of fiscal year 2004.

Provision for income taxes. Our provision for income taxes for the first quarter of fiscal year 2005 was approximately $1,408,000, representing a 41% effective tax rate. Our provision for income taxes for the first three months of fiscal year 2004 was approximately $1,161,000, representing an effective tax rate of 35%. Our estimated annual effective tax rate at January 28, 2005 differed from our effective tax rate at January 30, 2004 due to our return to a full tax rate.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first three months of fiscal year 2005 were cash flows generated from operations and the issuance of common stock through exercise of options granted under our employee stock option plans and stock purchases under our employee stock purchase plan.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities used cash of approximately $5,909,000 and provided cash of approximately $819,000 during the first three months of fiscal years 2005 and 2004, respectively. Net income for the first three months of fiscal year 2005 was approximately $2,027,000 compared to a net income of approximately $2,156,000 for the comparable period of fiscal year 2004. The decrease in net income is due to an increase in our effective tax rate in fiscal year 2005 when compared to fiscal year 2004.

Accounts receivable balances increased during the first three months of fiscal year 2005 and 2004 by approximately $133,000, and $1,345,000, respectively. The difference between the first three months of fiscal year 2005 and fiscal year 2004 is due to a significant increase in revenue during the first quarter of fiscal year 2004 as compared to cash received during that period.

Cash used to support inventory, prepaid expenses, and other assets was approximately $3,018,000 and $917,000 during the first three months of fiscal years 2005 and 2004, respectively. The fluctuation in cash used between the first three months of fiscal year 2005 and the first three months of fiscal year 2004 is primarily due to the difference in the rate variance between those two periods. In the first three months of fiscal year 2005, the unfavorable rate variance increased inventory balances by approximately $2,553,000. During the same period of fiscal year 2004, the favorable rate variance decreased inventory balances by approximately $239,000.

The change in accounts payable, taxes payable, and accrued liabilities balances resulted in a net decrease of approximately $5,657,000 and $158,000 during the first three months of fiscal years 2005 and 2004, respectively. Accrued payroll liabilities decreased approximately $4,762,000 during the first three months of fiscal year 2005, and decreased approximately $1,473,000 during the same period of fiscal year 2004. The difference between accrued payroll liabilities is attributable to the increase in bonuses paid during the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004. Accounts payable and other accrued liabilities decreased approximately $1,216,000 during the first three months of fiscal years 2005 and increased approximately $832,000 the same period in fiscal year 2004. The primary difference between accounts payable activities during the first three months of fiscal years 2005 and 2004 is due to payments for contract costs accrued at the end of fiscal year 2004.

Net cash from investing activities. Investing activities provided cash of approximately $5,468,000 and used cash of approximately $5,473,000 during the first three months of fiscal years 2005 and 2004, respectively. The primary difference between fiscal years 2005 and 2004 was due to a decrease in investment purchases during the first quarter of fiscal year 2005 as compared to the same period of fiscal year 2004.

Net cash from financing activities. Financing activities provided cash of approximately $549,000 during the first three months of fiscal year 2005 and approximately $1,556,000 during the same period in fiscal year 2004. The primary difference in financing activities between the first three months of fiscal years 2005 and 2004 is the increase in the amount of dividends paid during the first three months of fiscal year 2005 when compared to fiscal year 2004. Dividends paid during the first three months of fiscal year 2005 was based on an annual dividend program of $0.50 per share, whereas dividends paid during the first three months of fiscal year 2004 were based on an annual dividend program of $0.25 per share.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the intelligence needs of the U.S. Government.

At January 28, 2005, we had a cash-secured line of credit with a bank in the amount of $2,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate (5.25% at January 28, 2005) and accrued interest on those borrowings were payable monthly. No fees were associated with the unused portion of the committed amount. This line of credit expired on March 1, 2005. We have subsequently amended this line of credit to increase the amount to $3,000,000. The interest and payment terms of the amended line of credit have not changed, and it will expire on March 1, 2006.

Under the line of credit, we had two standby letters of credit totaling approximately $1,370,000. One letter of credit, related to our facilities lease, was approximately $1,220,000 and $1,220,000 at January 28, 2005 and October 31, 2004, respectively. The second letter of credit was a requirement of our workers compensation insurance, and was approximately $150,000. At both January 28, 2005 and October 31, 2004, there were no other borrowings.

We believe that the funds generated from operations, existing working capital, and the amount available under our existing line of credit will be sufficient to meet our cash needs for the next twelve months.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all awards granted after the first interim or annual reporting period that begins after June 15, 2005 with early adoption permitted. We have no plans for early adoption and therefore SFAS 123R will be effective for our fourth quarter ending October 31, 2005.

The effects of the adoption of SFAS No. 123R on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123R on our results of operations and financial position, however, we expect that the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. Note 1 herein provides an indication of the effects of adoption assuming the use of the Black Scholes option pricing model and the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the three months ended January 28, 2005 and January 30, 2004. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. There were no such notifications in fiscal years 2005 or 2004.

Stop-work orders could negatively impact our operating results and financial condition. Almost all of our contracts contain stop-work clauses that permit the other contracting party, at any time, by written order, to stop work on all or any part of the work called for by the contract for a period of ninety days. Within the ninety-day period, the other contracting party may cancel the stop-work order and resume work or terminate all or part of the work covered by the stop-work order. During June 2004, we received a stop-work order instructing us to stop work on a portion of our largest single contract. In accordance with the instructions received from the other contracting party, we prepared a proposal that detailed the tasks that were stopped and estimated the reduction in contract costs. We expect new orders and backlog to be reduced by approximately $11 to $13 million when we complete negotiations. We anticipate that these negotiations, which will clarify the scope of the stop-work order, will be completed during the second or third quarter of fiscal year 2005. We estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, and will be reduced by approximately $6 to $7 million in fiscal year 2005 and the balance in fiscal year 2006. There can be no assurance that stop-work orders will not be received in future periods.

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

We may not achieve the anticipated benefits of our investments in new business opportunities and any such investments could have a negative, material impact on our operating results and financial condition. Recently, we have formed the Electronic Systems Division in order to expand our historical SIGINT business into ELINT. This diversification requires us to invest additional capital, open new facilities, and incur additional R&D expenditures. In addition, diversification results in diversion of management’s attention from our core business. Although we believe that entering into these new business areas will be important to remaining competitive in the defense electronics marketplace, there can be no assurance that we will derive benefits from this diversification and we could incur significant unanticipated costs, which could have a material impact on our results of operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The average maturity of our investment portfolio is 55 days as of January 28, 2005. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of January 28, 2005, our total cash and investments balance that was sensitive to interest rate risk was approximately $37,592,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $53,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	January 28, 2005	October 31, 2004
Cash and cash equivalents	$11,335	$11,227
Short-term, available-for-sale securities:
Asset-backed securities	2,781	3,506
Corporate securities	1,870	2,616
Government securities	4,018	3,998
Money market securities	17,588 --------------	22,495 --------------
	$37,592 ========	$43,842 ========

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended January 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

On January 10, 2005, the Compensation Committee (the “Compensation Committee”) of our Board of Directors approved the annual base salaries (effective as of January 24, 2005) and target annual incentive awards payable pursuant to the Company’s Annual Incentive Plan (the “Incentive Plan”), of the Company’s executive officers for 2005 after a review of performance and competitive market data. The following table sets forth the annual base salary levels and target annual incentive awards for 2005 of our Named Executive Officers (which officers were determined by reference to our proxy statement, dated February 2, 2005):

Name and Position	Base Salary	Target Bonus
Gary L. Yancey Chairman and Chief Executive Officer	$435,000	30% of Base Salary, $130,500
Bani M. Scribner, Jr. Chief Operating Officer	$337,500	25% of Base Salary, $84,375
James E. Doyle Chief Financial Officer	$275,000	20% of Base Salary, $55,000
John R. Treichler Chief Technical Officer	$283,500	20% of Base Salary, $56,700
Albert Ovadia Vice President, Multichannel Systems Division	$281,000	20% of Base Salary, $56,200

In addition to the above target annual incentive awards, the Compensation Committee authorized grants of stock options to each of the named executive officers as follows:

Name	2004 Stock Option Grant
Gary L. Yancey	40,000
Bani M. Scribner, Jr.	25,000
James E. Doyle	15,000
John R. Treichler	15,000
Albert Ovadia	15,000

Options vest in four equal annual installments beginning on the first anniversary of the date of grant, subject to continuous employment. Additional information concerning compensation paid to each of the named executive officers for fiscal 2004 is included in the Company’s proxy statement filed with the Securities and Exchange Commission on February 2, 2005.

In addition, on January 10, 2005, the Compensation Committee approved the payment of annual incentive (that is, bonus) awards to each of the Company’s executive officers in respect of the year ended October 31, 2004. The annual incentive awards were made pursuant to the Incentive Plan and the guidelines established at the beginning of the fiscal year. The annual incentive awards were determined based on the Company’s performance during fiscal 2004 as measured against performance measures established early in fiscal 2004. The performance measures included financial measures for the Company, including operating income. In determining the base salary and target annual incentive awards for fiscal 2005, the Compensation Committee applied similar factors to those applied in fiscal 2004, including competitive pay practices, job scope and responsibility, and prior year performance. The Compensation Committee also retained an external compensation consultant, who helped benchmark pay practices at companies of similar size and in similar markets to the Company. The following table sets forth the cash payments to the named executive officers in respect of their annual incentive awards for fiscal 2004:

Name	2004 Annual Incentive Award
Gary L. Yancey	$180,000
Bani M. Scribner, Jr.	$108,000
James E. Doyle	$72,000
John R. Treichler	$72,000
Albert Ovadia	$72,000

Item 6: Exhibits

Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc.

/James E. Doyle/ --------------------------------------------------------------	March 8, 2005 --------------------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

3.1 [1]	Second Amended and Restated Articles of Incorporation
3.2 [1]	Amended and Restated Bylaws
4.1 [1]	Specimen Common Stock Certificate
10.31	Second Amendment to Line of Credit Agreement, dated February 25, 2005, with Wells Fargo Bank, National Association
10.32	Lease Agreement, dated January 31, 2003 with Tom M. Lacey Family Limited Partnership
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).