Form 10-Q
period 2005-04-29
APPLIED SIGNAL TECHNOLOGY INC
filed 2005-06-08
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended April 29, 2005

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

Common Stock, no par value, 11,365,888 shares outstanding as of April 29, 2005.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Financial Statements

Applied Signal Technology, Inc.
Balance Sheets
(In thousands, except share data)

Assets	April 29, 2005 (Unaudited)	October 31, 2004 (Note)
Current assets:
Cash and cash equivalents	$26,013	$ 11,227
Short term investments	25,654 ------------	32,615 ------------
Total cash and cash equivalents and short-term investments	51,667	43,842
Accounts receivable:
Billed	16,229	23,407
Unbilled	13,148 ------------	20,361 ------------
Total accounts receivable	29,377	43,768
Inventory	10,617	5,392
Prepaid and other current assets	4,528 ------------	4,340 ------------
Total current assets	96,189	97,342

Property and equipment, at cost:
Machinery and equipment	49,425	47,545
Furniture and fixtures	4,922	4,855
Leasehold improvements	10,851	10,696
Construction in process	79 ------------	9 ------------
	65,277	63,105
Accumulated depreciation and amortization	(52,367) ------------	(50,682) ------------
Net property and equipment	12,910	12,423

Other assets	1,715 ------------	1,687 ------------

Total assets	$110,814 ========	$111,452 ========

Applied Signal Technology, Inc.
Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	April 29, 2005 (Unaudited)	October 31, 2004 (Note)
Current liabilities:
Accounts payable	$3,650	$6,307
Accrued payroll and related benefits	10,115	12,012
Other accrued liabilities	2,350	2,336
Income taxes payable	320 -----------	28 -----------
Total current liabilities	16,435	20,683

Long-term accrued rent	1,119	1,098
Other liabilities	333	305

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding: 11,365,888 at April 29, 2005 and 11,210,738 at October 31, 2004	39,979	37,943
Retained earnings	52,962	51,448
Accumulated comprehensive loss	(14) -----------	(25) -----------
Total shareholders’ equity	92,927 -----------	89,366 -----------

Total liabilities and shareholders’ equity	$110,814 ========	$111,452 ========

Note: The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Revenues from contracts	$32,053	$36,811	$62,163	$65,105

Operating expenses:
Contract costs	20,646	24,146	40,485	42,446
Research and development	3,139	3,419	6,316	5,556
General and administrative	4,541 -----------	4,534 -----------	8,363 -----------	9,215 -----------

Total operating expenses	28,326 -----------	32,099 -----------	55,164 -----------	57,217 -----------

Operating income	3,727	4,712	6,999	7,888
Interest income, net	217 -----------	137 -----------	380 -----------	278 -----------
Income before provision for income taxes	3,944	4,849	7,379	8,166
Provision for income taxes	1,617 -----------	912 -----------	3,025 -----------	2,073 -----------

Net income	$2,327 =======	$3,937 =======	$4,354 =======	$6,093 =======

Net income per common share:
Basic	$0.20	$0.36	$0.38	$0.56
Diluted	$0.20	$0.34	$0.37	$0.53

Number of shares used in calculating net income per common share:
Basic	11,364	10,990	11,329	10,922
Diluted	11,770	11,565	11,823	11,500

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase in Cash and Cash Equivalents
(Unaudited)
(In thousands)

	Six Months Ended
	April 29, 2005	April 30, 2004
Operating Activities:
Net income	$4,354	$6,093
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,769	2,210
Changes in:
Accounts receivable	14,391	(4,245)
Inventory, prepaids, and other assets	(5,441)	(400)
Accounts payable, taxes payable, and accrued expenses	(4,218) -----------	5,564 -----------
Net cash provided by operating activities	10,855	9,222

Investing Activities:
Purchases of available-for-sale securities	(18,945)	(24,781)
Maturities of available-for-sale securities	25,917	38,317
Additions to property and equipment	(2,256) -----------	(1,903) -----------
Net cash provided by investing activities	4,716	11,633

Financing Activities:
Issuance of common stock	2,036	2,698
Dividends paid	(2,821) -----------	(2,044) -----------
Net cash provided (used) by financing activities	(785)	654
Net increase in cash and cash equivalents	14,786	21,509
Cash and cash equivalents, beginning of period	11,227 -----------	5,372 -----------
Cash and cash equivalents, end of period	$26,013 =======	$26,881 =======

Supplemental disclosures of cash flow information:
Interest paid	$70	$75
Income taxes paid	$2,107	$359

See Notes to Condensed Financial Statements.

Applied Signal Technology, Inc.
Notes to Condensed Financial Statements
(Unaudited)
April 29, 2005

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in collection and processing of signals for intelligence gathering, a process referred to as signal intelligence (SIGINT). Our fundamental business area within SIGINT is communications intelligence (COMINT) and more recently, we have been investing to expand into another portion of SIGINT, which is electronic intelligence (ELINT). COMINT derives intelligence from telecommunications signals, whereas ELINT derives intelligence from signals associated with weapons systems. Our primary customer is the United States Government. Substantially, all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending April 29, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

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

The following table represents the revenue concentration by contract type:

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Cost-reimbursement contracts	80%	76%	79%	75%
Fixed-price contracts	20%	24%	21%	25%

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

At April 29, 2005, the unfavorable rate variance was approximately $4,064,000 and at April 30, 2004 the favorable rate variance was $2,572,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the U.S. Government, and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense.

At April 29, 2005 and October 31, 2004, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the first six months of fiscal year 2005 or fiscal year 2004.

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

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first six months of fiscal year 2005 and 2004, we did not incur any price redeterminations on any of our contracts.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our securities are classified as available-for-sale and are carried at fair market value in short-term investments. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for the first six months of fiscal year 2005 and fiscal year 2004.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands):

	April 29, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$26,013	$—	$—	$26,013
Short-term, available-for-sale securities:
Asset-backed securities	3,561	—	(4)	3,557
Corporate securities	7,234	—	(6)	7,228
Government securities	7,905	—	(3)	7,902
Money market securities	6,968 ----------	— ----------	(1) ----------	6,967 ----------
	$51,681 =======	$— =======	($14) =======	$51,667 =======

	October 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$11,227	$—	$—	$11,227
Short-term, available-for-sale securities:
Asset-backed securities	3,521	—	(15)	3,506
Corporate securities	2,619	—	(3)	2,616
Government securities	4,002	—	(4)	3,998
Money market securities	22,498 ----------	— ----------	(3) ----------	22,495 ----------
	$43,867 =======	$— =======	($25) =======	$43,842 =======

The following table summarizes the maturities of our short-term investments (in thousands):

	April 29, 2005	October 31, 2004
Due in one year or less	$23,688	$32,615
Due in one to three years	1,966 ----------	— ----------
	$25,654 =======	$32,615 =======

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

The per share data is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Numerator:
Net income	$2,327 =======	$3,937 =======	$4,354 =======	$6,093 =======
Denominator:
Shares used to compute net income per common share – basic	11,364	10,990	11,329	10,922
Effect of dilutive stock options	406 -----------	575 -----------	494 -----------	578 -----------
Shares used to compute net income per common share – diluted	11,770 =======	11,565 =======	11,823 =======	11,500 =======

Net income per common share – basic	$0.20	$0.36	$0.38	$0.56
Net income per common share – diluted	$0.20	$0.34	$0.37	$0.53

The exercise price for approximately 408,000 and 120,000 of potential common shares for the three-month and six-month periods ending April 29, 2005 was greater than the market value, and therefore we excluded those shares from the diluted net income per common share computation for the second quarter and first six months of fiscal year 2005. For the same periods in fiscal year 2004, we excluded 5,000 and 50,000 potential common shares from the diluted net income per common share computation for the same reason as the second quarter and first six months of fiscal year 2005.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Net income	$2,327	$3,937	$4,354	$6,093
Unrealized gain (loss) on securities	11 ----------	(73) ----------	11 ----------	(71) ----------
Comprehensive income	$2,338 =======	$3,864 =======	$4,365 =======	$6,022 =======

As of April 29, 2005, accumulated unrealized loss on securities was approximately $14,000. As of October 31, 2004, accumulated unrealized loss on securities was approximately $25,000.

Dividends

In November 2004, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends were paid on February 11, 2005 and May 13, 2005, and are payable on August 12, 2005 and November 11, 2005 to shareholders of record at January 28, 2005, April 29, 2005, July 29, 2005, and October 31, 2005, respectively.

We paid dividends of approximately $2,821,000 during the first six months of fiscal year 2005 and approximately $2,044,000 during the first six months of fiscal year 2004.

At April 29, 2005 and October 31, 2004, accrued dividends of approximately $1,420,000 and $1,401,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

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

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Net income, as reported	$2,327	$3,937	$4,354	$6,093
Deduct: total stock-based compensation expense determined at the fair value for all awards, net of related tax effects	(835) ----------	(584) ----------	(1,673) ----------	(1,081) ----------
Pro forma net income	$1,492 =======	$3,353 =======	$2,681 =======	$5,012 =======
Net income per share
Basic – As reported	$0.20	$0.36	$0.38	$0.56
– Pro forma	$0.13	$0.31	$0.24	$0.46
Diluted – As reported	$0.20	$0.34	$0.37	$0.53
– Pro forma	$0.13	$0.29	$0.23	$0.44

The fair value of options at the date of grant was estimated by using the Black-Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Six Months Ended April 29, 2005	Six Months Ended April 30, 2004	Six Months Ended April 29, 2005	Six Months Ended April 30, 2004
Risk-free interest rate	3.8%	3.6%	2.8%	1.0%
Expected life (years)	5	5	0.5	0.5
Expected volatility	2.68	1.60	2.68	1.61
Expected dividends	1.3%	1.7%	1.3%	1.8%

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment, or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all awards granted after the first annual reporting period that begins after June 15, 2005 with early adoption permitted. We have no plans for early adoption and therefore SFAS 123R will be effective beginning with our quarter ending January 27, 2006.

The effects of the adoption of SFAS No. 123R on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options that may be granted in the future, the future market value and volatility of our stock price, movements in the risk-free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123R on our results of operations and financial position, however, we expect that the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. Note 1 herein provides an indication of the effects of adoption assuming the use of the Black-Scholes option pricing model to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the three months and six months ended April 29, 2005 and April 30, 2004. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	April 29, 2005	October 31, 2004
Raw materials	$610	$719
Work in process	9,735	4,428
Finished goods	157 ----------	222 ----------
	10,502	5,369
Precontract costs	115 ----------	23 ----------
	$10,617 =======	$5,392 =======

At April 29, 2005, the unfavorable inventoried indirect rate variance increased work in process by approximately $4,064,000. At April 30, 2004, the favorable inventoried indirect rate variance decreased work in process by approximately $2,572,000.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and cost incurred in connection with ongoing contracts for which contract modifications have not been defined.

Inventory activities during the first six months of fiscal year 2005 and 2004 included $150,000 and $1,000,000 of disposals of obsolete products, respectively. The disposed items consisted of units in various stages of completion.

Note 3: Line of Credit

At April 29, 2005, we had a cash-secured line of credit with a bank in the amount of $3,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate ( 5.75% at April 29, 2005) and accrued interest on those borrowings were payable monthly. No fees were associated with the unused portion of the committed amount. This line of credit will expire on March 1, 2006.

Under the line of credit, we had two standby letters of credit totaling approximately $1,370,000. One letter of credit, related to our facilities lease, was approximately $1,220,000 at April 29, 2005 and October 31, 2004. The second letter of credit was a requirement of our workers compensation insurance, and was approximately $150,000 at April 29, 2005 and October 31, 2004. At both April 29, 2005 and October 31, 2004, we had no other borrowings.

Note 4: Segment Reporting

The financial information relating to Applied Signal Technology is reviewed and evaluated by the chief operating decision-maker as a whole. Divisional financial information is not available below the gross margin level. Thus, there is only one reportable segment during the second quarter and first six months of fiscal years 2005 and 2004.

Note 5: Provision for Income Taxes

Our provision for income taxes for the second quarter and first six months of fiscal year 2005 was approximately $1,617,000 and $3,025,000, respectively, with an estimated annual effective tax rate of 41%. Our provision for income taxes for the same periods of fiscal year 2004 was approximately $912,000 and $2,073,000, respectively. Our provision for income taxes for the first six months of fiscal year 2004 included a reduction of approximately $803,000 of income tax expense associated with the reversal of our valuation allowance on our deferred tax assets. This reduction lowered our effective tax rate for the second quarter and first six months of fiscal year 2004 to 18.8% and 25.4%, respectively. Our estimated annual effective tax rate at April 29, 2005 differed from our effective tax rate at April 30, 2004 due to our return to a full tax rate.

Note 6: Contingencies

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs in the second quarter and first six months of fiscal year 2005 were approximately $110,000 and $140,000, respectively. Fiscal year 2004 warranty costs were approximately $31,000 and $72,000 for the second quarter and first six months of fiscal year 2004, respectively.

Legal proceedings. On March 11 and April 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California: Berson v. Applied Signal Technology Inc., No. 4:05-cv-1027 (SBA) (N.D. Cal.) and Sameyah v. Applied Signal Technology Inc., No.4:05-cv-1615 (SBA) (N.D. Cal.). The complaints, which are substantially identical, are brought on behalf of a putative class of persons who purchased the Company’s securities during a class period of May 25, 2004 through February 22, 2005. The complaints name the Company, its Chief Executive Officer, and its Chief Financial Officer as defendants, and allege that false and misleading statements regarding the Company were issued during the class period. A putative class member has moved for appointment as lead plaintiff, and the litigation is in the preliminary stage. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation.

Note 7: Contractual Obligations

The following table sets forth our contractual obligations as of April 29, 2005 (in thousands):

Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating Lease Obligations	$29,224	$4,553	$9,199	$8,702	$6,770
Purchase Obligations	1,503 ----------	1,503 ----------	— ----------	— ----------	— ----------
Total	$30,727 =======	$6,056 =======	$9,199 =======	$8,702 =======	$6,770 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2005 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses.

During the first six months of fiscal year 2005, we entered into a new lease agreement for our Texas office.

Note 8: Subsequent Event

On May 23, 2005, we entered into an agreement to acquire Dynamics Technology, Inc. (“DTI”), a privately-held company headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI is a provider of advanced sensor and signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies. The combined company will be a provider of signal processing products and services in support of intelligence, surveillance, and reconnaissance for global security; processing products for synthetic aperture sonar; and radar solutions. The definitive agreement provides for the merger of DTI with a wholly-owned subsidiary of Applied Signal Technology, Inc. in exchange for the payment by Applied Signal Technology, Inc. to the holders of DTI common stock of the sum of $30 million in cash subject to an adjustment based upon the closing balance sheet of DTI, plus all cash received by DTI prior to the closing from the exercise of options to acquire DTI common stock. We will fund the consideration from our current investments and from a term loan that we expect to enter into with Wells Fargo Bank, National Association, in the principal amount of $10 million. Consummation of the acquisition, expected to close on or about July 1, 2005, is subject to reciprocal closing conditions, including approval from the DTI shareholders, absence of governmental restraints, and accuracy of representations. The definitive agreement contains certain termination rights for both Applied Signal Technology, Inc. and DTI. Ten percent (10%) of the purchase price will be deposited into an escrow account for twelve (12) months following the closing to satisfy certain indemnification obligations of the DTI shareholders.

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

Description of the Business

Applied Signal Technology, Inc. provides advanced digital signal processing products, systems, and services used in collection and processing of signals for intelligence gathering, a process referred to as signal intelligence (SIGINT). Our fundamental business area within SIGINT is communications intelligence (COMINT) and more recently, we have been investing to expand into another portion of SIGINT, which is electronic intelligence (ELINT). COMINT derives intelligence from telecommunications signals, whereas ELINT derives intelligence from signals associated with weapons systems. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

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

Our investment in ELINT is directed toward the development of equipment for the collection and processing of weapons systems signals. These equipments will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness.

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

At April 29, 2005, the unfavorable inventoried indirect rate variance was approximately $4,064,000. At April 30, 2004, the favorable inventoried rate variance was approximately $2,572,000.

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

At April 29, 2005 and October 31, 2004, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the second quarter and first six months of fiscal year 2005 or fiscal year 2004.

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

We disposed of approximately $150,000 of inventory during the first six months of fiscal year 2005. During the same period of fiscal year 2004 we disposed of approximately $1,000,000 of obsolete products. The disposed items included units in various stages of completion.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first six months of fiscal years 2005 and 2004, we did not incur any price redeterminations on any of our contracts.

Overview

Although revenue growth has slowed during the first six months ended April 29, 2005, we believe that there continues to be an interest in signal intelligence by the U.S. Government to respond to the threat of terrorist activities and the war against terrorism, and that we are well positioned to benefit from the spending that might result. We believe that our core COMINT business continues to have strong growth potential and that our move into the ELINT business provides us an opportunity to diversify into a complementary business. As a result of this diversification, we expect to make additional investments of capital and management resources, including additional personnel and facilities. We are investing research and development into developing ELINT collection and processing equipments, and expect to continue to grow this business during the coming quarters.

On May 23, 2005, we entered into agreement to acquire Dynamics Technology, Inc. (“DTI”), a privately-held company headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI is a provider of advanced sensor and signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies. The combined company will be a provider of signal processing products and services in support of intelligence, surveillance, and reconnaissance for global security; processing products for synthetic aperture sonar; and radar solutions. The definitive agreement provides for the merger of DTI with a wholly-owned subsidiary of Applied Signal Technology, Inc. in exchange for the payment by Applied Signal Technology, Inc. to the holders of DTI common stock of the sum of $30 million in cash subject to an adjustment based upon the closing balance sheet of DTI, plus all cash received by DTI prior to the closing from the exercise of options to acquire DTI common stock. We will fund the consideration from our current investments and from a term loan that we expect to enter into with Wells Fargo Bank, National Association, in the principal amount of $10 million. Consummation of the acquisition, expected to close on or about July 1, 2005, is subject to reciprocal closing conditions, including approval from the DTI shareholders, absence of governmental restraints, and accuracy of representations. The definitive agreement contains certain termination rights for both Applied Signal Technology, Inc. and DTI. Ten percent (10%) of the purchase price will be deposited into an escrow account for twelve (12) months following the closing to satisfy certain indemnification obligations of the DTI shareholders.

We continue to focus our operations on assuring program performance, meeting staffing requirements, maintaining a competitive cost structure, and diversifying our marketplace. While our customers continue to come to us with new requirements for intelligence solutions, weighted heavily toward new developments, we have experienced strong proposal activity in the current quarter. As a result, we have faced challenges meeting the execution requirements of the contracts in backlog and continue to emphasize increased hiring in order to meet all of our program commitments. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through the end of fiscal year 2005.

Three and Six Months Ended April 29, 2005 Compared to Three and Six Months Ended April 30, 2004

Revenues and backlog. Revenues for the second quarter of fiscal year 2005 were approximately $32,053,000, a 12.9% decrease from revenues of approximately $36,811,000 recorded in the same quarter of fiscal year 2004. Revenues for the first six months of fiscal year of 2005 were approximately $62,163,000, a 4.5% decrease from revenues of approximately $65,105,000 recognized during the same period of fiscal year 2004. The decrease in revenues recorded during the second quarter and the first six months of fiscal year 2005, when compared to the same period in fiscal year 2004, is primarily due to less product sales and a reduction in revenues from our largest contract. We believe the reduction in revenues from our largest contract was primarily a result of the stop work notice we received on a portion of this contract during fiscal year 2004.

New orders received during the second quarter and first six months of fiscal year 2005 were approximately $21,284,000 and $32,410,000, down 25.7% and 65.2% from approximately $28,636,000 and $93,185,000 in new orders received during the same periods in fiscal year 2004. The level of new orders for the first six months of fiscal year 2004 were significantly higher than the same period in fiscal year 2005 as a result of a major modification resulting in an increase to our largest contract of approximately $48,524,000 received during the first quarter of fiscal year 2004.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At April 29, 2005, ending backlog was approximately $113,616,000, representing a 20.8% decrease from ending backlog of approximately $143,369,000 at October 31, 2004.It should be noted that new orders and backlog are expected to be reduced by approximately $ 11 to $13 million when we complete negotiations of a stop-work order related to a portion of our largest contract. These negotiations will clarify the scope of the stop-work order. We anticipate the completion of these negotiations during fiscal year 2005. We estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, and will be reduced by approximately $6 to $7 million in fiscal year 2005 and the balance in fiscal year 2006.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type. The following table represents our revenue concentration during the respective periods by contract type:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004	October 31, 2004
Cost-reimbursement contracts	80%	76%	79%	75%	74%
Fixed-price contracts	20%	24%	21%	25%	26%

Three contracts represented 42.9% and 44.8% of revenues during the second quarter and first six months of fiscal year 2005, respectively, and 35.7% and 36.9% of revenues during the same periods of fiscal year 2004, respectively. First, our largest contract represented 12.7% and 13.3% of revenues for the second quarter and first six months of fiscal year 2005, respectively. For the second quarter and first six months of fiscal year 2004, our single largest contract represented 21% of revenues. Second, an indefinite delivery/indefinite quantity contract includes a number of related delivery orders and represented approximately 17.7% and 19.9% of revenues for the second quarter and first six months of fiscal year 2005, respectively. This contract represented approximately 13.7% and 15.3% of revenues for the second quarter and first six months of fiscal year 2004, respectively. Third, another significant indefinite delivery/indefinite quantity contract is approximately 12.5% and 11.6% of revenue for the second quarter and first six months of fiscal year 2005. However this contract only represented 1.0% and 0.6% for the same periods in fiscal year 2004.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $20,646,000, or 64.4% of revenues, for the second quarter of fiscal year 2005 compared to approximately $24,146,000, or 65.6% of revenues, for the same period of fiscal year 2004. Contract costs were approximately $40,485,000, or 65.1% of revenues, for the first six months of fiscal year 2005 compared to approximately $42,446,000, or 65.2%, of revenues for the same period of fiscal year 2004. Contract costs decreased in absolute dollars during the second quarter and first six months of fiscal year 2005 compared to the same periods of 2004 due to the decrease in revenues and reduction in scrap activities from inventory. As a percentage of revenues, contract costs were not significantly different between the second quarter and first six months of fiscal year 2005 and the same periods of fiscal year 2004, and were within historical levels. We anticipate that contract costs, as a percentage of revenues, for fiscal year 2005 will be similar to the first six months of fiscal year 2005.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded from earnings. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,139,000, or 9.8% of revenues, for the second quarter of fiscal year 2005 compared to approximately $3,419,000, or 9.3% of revenues , for the same period of fiscal year 2004. During the first six months of fiscal year 2005, R&D expenses were approximately $6,316,000, or 10.2% of revenues, compared to approximately $5,556,000, or 8.5% of revenues, incurred during the first six months of fiscal year 2004. R&D expenses were lower in absolute dollars during the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 as a result of the use of annual targeted indirect rates at interim reporting periods. R&D expenses were lower in absolute dollars and as a percentage of revenue during the first six months of fiscal year 2004 due to the staffing requirements on our contracts. These requirements caused management to delay focus on R&D efforts in order to meet out contractual commitments. We anticipate that R&D expenses, as a percentage of revenues, for fiscal year 2005 will be similar to the first six months of fiscal year 2005.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. General and administrative expenses were approximately $4,541,000, or 14.2% of revenues, for the second quarter of fiscal year 2005 compared to approximately $4,534,000, or 12.3% of revenues, for the same period of fiscal year 2004. General and administrative expenses incurred during the first six months of fiscal year 2005 were approximately $8,363,000, or 13.5% of revenues, compared to approximately $9,215,000, or 14.2%, of revenues, incurred during the same period of fiscal year 2004. General and administrative expenses were higher as a percentage of revenues during the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004 due to the decrease in revenues during the second quarter of fiscal year 2005. However, general and administrative expenses were lower for the first six months of fiscal year 2005 as compared to the same period of fiscal year 2004 as a result of the use of lower annual targeted indirect rates at interim reporting periods. We anticipate that general and administrative expenses, as a percentage of revenues, for fiscal year 2005 will be similar to the first six months of fiscal year 2005. However, general and administrative expenses could be greater in absolute dollars for fiscal year 2005 than fiscal year 2004.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Alternatively, one-year warranty coverage may be purchased for 5% of the unit or system purchase price. Warranty costs were approximately $110,000 and $140,000 for the second quarter and first six months of fiscal year 2005, respectively. Warranty costs were approximately $31,000 and $72,000 during the second quarter and first six months of fiscal year 2004. We have not noticed any significant trends associated with our warranty costs. Additionally, the warranty costs for fiscal year 2005 are within historical levels.

Interest income (expense), net. Net interest income for the second quarter of fiscal year 2005 was approximately $217,000 compared to net interest income of approximately $137,000 for the second quarter of fiscal year 2004. Net interest income recognized during the first six months of fiscal year 2005 was approximately $380,000 compared to net interest income of approximately $278,000 during the first six months of fiscal year 2004. Interest income increased during the second quarter of fiscal year 2005 as a result of higher combined cash and investment balances during the second quarter and in the first six months of fiscal year 2005 when compared to the same periods of fiscal year 2004.

Provision for income taxes. Our provision for income taxes for the first six months of fiscal year 2005 was approximately $3,025,000, representing a 41% effective tax rate. Our provision for income taxes for the first six months of fiscal year 2004 was approximately $2,073,000 and included a reduction of approximately $803,000 of income tax expense associated with the reversal of our valuation allowance on our deferred tax assets. This reduction lowered our effective tax rate for the second quarter and first six months of fiscal year 2004 to 18.8% and 25.4%, respectively. Our estimated annual effective tax rate at April 29, 2005 differed from our effective tax rate at April 30, 2004 due to our return to a full tax rate.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first six months of fiscal year 2005 were cash flows generated from operations and the issuance of common stock through exercise of options granted under our employee stock option plans and stock purchases under our employee stock purchase plan.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $10,855,000and approximately $9,222,000 during the first six months of fiscal years 2005 and 2004, respectively. Net income for the first six months of fiscal year 2005 was approximately $4,354,000 compared to a net income of approximately $6,093,000 for the comparable period of fiscal year 2004. The decrease in net income is due, in part, to a reduction to our revenues and, in part, to an increase in our effective tax rate in fiscal year 2005 when compared to fiscal year 2004.

Accounts receivable balances decreased during the first six months of fiscal year 2005 by approximately $14,391,000, and increased by approximately $4,245,000 in the same period of fiscal year 2004. The difference between the first six months of fiscal year 2005 and fiscal year 2004 is due to a significant increase in accounts receivable collection activities during the first six months of fiscal year 2005.

Cash used to support inventory, prepaid expenses, and other assets was approximately $5,441,000 and $400,000 during the first six months of fiscal years 2005 and 2004, respectively. The fluctuation in cash used between the first six months of fiscal year 2005 and the first six months of fiscal year 2004 is primarily due to the difference in the indirect rate variance between those two periods.In the first six months of fiscal year 2005, the unfavorable indirect rate variance increased inventory balances by approximately $4,064,000. During the same period of fiscal year 2004, the favorable indirect rate variance decreased inventory balances by approximately $2,572,000.

The change in accounts payable, taxes payable, and accrued liabilities balances resulted in a net decrease of approximately $4,218,000 during the first six months of fiscal years 2005 and a net increase of approximately $5,564,000 in the same period of fiscal year 2004. Accrued payroll liabilities decreased approximately $1,897,000 during the first six months of fiscal year 2005, and increased approximately $1,009,000during the same period of fiscal year 2004. The difference between accrued payroll liabilities is attributable to the increase in bonuses paid during the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004. Accounts payable and other accrued liabilities decreased approximately $2,613,000 during the first six months of fiscal years 2005 and increased approximately $1,974,000 the same period in fiscal year 2004. The differences between accounts payable activities during the first six months of fiscal years 2005 and 2004 are due to payments for contract costs in the beginning of fiscal year 2005 accrued at the end of fiscal year 2004 and an overall decline in materials purchases during the first six months of fiscal year 2005.

Net cash from investing activities. Investing activities provided cash of approximately $4,716,000 and $11,633,000 during the first six months of fiscal years 2005 and 2004, respectively. The primary difference between the first six months of fiscal years 2005 and 2004 was due to significant proceeds received from the sale of short term investments during the first six months of fiscal year 2004, from the adoption of an investment policy with a shorter average maturity date.

Net cash from financing activities. Financing activities used cash of approximately $785,000 during the first six months of fiscal year 2005 and provided cash of approximately $654,000 during the same period in fiscal year 2004. The primary differences in financing activities between the first six months of fiscal years 2005 and 2004 is the increase in the amount of dividends paid during the first six months of fiscal year 2005 when compared to fiscal year 2004, and the decrease in stock option being exercised.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the intelligence needs of the U.S. Government.

In the third quarter of fiscal year 2005, the Board of Directors approved the change of our investment policy to adopt tax-exempt securities. The company is in transition to adopt the revised investment policy and will assess the benefits of tax savings in the future quarters.

At April 29, 2005, we had a cash-secured line of credit with a bank in the amount of $3,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate (5.75% at April 29, 2005) and accrued interest on those borrowings were payable monthly. No fees were associated with the unused portion of the committed amount. This line of credit will expire on March 1, 2006.

Under the line of credit, we had two standby letters of credit totaling approximately $1,370,000. One letter of credit, related to our facilities lease, was approximately $1,220,000 at April 29, 2005 and October 31, 2004, respectively. The second letter of credit was a requirement of our workers compensation insurance, and was approximately $150,000. At both April 29, 2005 and October 31, 2004, there were no other borrowings.

In addition, we expect to fund the acquisition of DTI, which is planned to close on or about July 1, 2005, from our current investments and from a term loan that we expect to enter into with Wells Fargo Bank, National Association, in the principal amount of $10 million.

We believe that the funds generated from operations, existing working capital, the amount available under our existing line of credit, and the expected loan will be sufficient to meet our cash needs for the next twelve months.

Contractual Obligations

The following table sets forth our contractual obligations as of April 29, 2005 (in thousands).

Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating Lease Obligations	$29,224	$4,553	$9,199	$8,702	$6,770
Purchase Obligations	1,503 ----------	1,503 ----------	— ----------	— ----------	— ----------
Total	$30,727 =======	$6,056 =======	$9,199 =======	$8,702 =======	$6,770 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2005 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses.

During the first six months of fiscal year 2005, we entered into a new lease agreement for our Texas office.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment, or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all awards granted after the first interim or annual reporting period that begins after June 15, 2005 with early adoption permitted. We have no plans for early adoption and therefore SFAS 123R will be effective for our fiscal year 2006 first quarter ending January 27, 2006.

The effects of the adoption of SFAS No. 123R on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options that may be granted in the future, the future market value and volatility of our stock price, movements in the risk-free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123R on our results of operations and financial position, however, we expect that the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. Note 1 of the Notes to Condensed Financial Statements provides an indication of the effects of adoption assuming the use of the Black-Scholes option pricing model to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the six months ended April 29, 2005 and April 30, 2004. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

We are subject to a number of special risks as a result of our planned acquisition of Dynamics Technology, Inc. On May 23, 2005, we entered into an agreement to acquire Dynamics Technology, Inc. (“DTI”) for $30 million. The acquisition is subject to a number of conditions, and there is no assurance that the acquisition will be completed. If the conditions to closing are satisfied and the acquisition is consummated, our future results of operation will be substantially influenced by the operations of the new business unit, and we will be subject to a number of risks and uncertainties, including the following:

  We will face a number of significant challenges in integrating the technologies, operations, and personnel of DTI in a timely and efficient manner, and our failure to do so effectively could have a material, adverse effect on our business and operating results. We also face risks associated with entering markets in which Applied Signal Technology, Inc. has no or limited prior experience.
  We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition, and our failure to achieve these strategic objectives could have a material, adverse effect on our revenues, expenses, and operating results.
  Transaction costs associated with the acquisition will be included as part of the total purchase cost for accounting purposes. In addition, we may incur charges to operations in amounts that are not currently estimable, in the quarter in which the acquisition is completed or in following quarters, to reflect costs associated with integrating the two companies. In addition, we will record additional operating expenses associated with the amortization of other intangible assets. These costs could adversely affect our future liquidity and operating results.
  Customers of DTI may have a right to terminate certain agreements with DTI as a result of the acquisition, and we may be unable to retain all existing, or enter into new, contracts for DTI’s business lines after the merger is completed.
  Both companies have as its largest customer the U.S. Government and civilian and military agencies of the U.S. Government. The contracts entered into by both companies with the U.S. Government are terminable by the U.S. Government. We face risks associated with integrating the contracting activities of the combined company, and there can be no assurance that the U.S. Government will maintain existing, or enter into new contracts with the combined company. It is possible that, as a result of the acquisition, our customers may delay or defer contracting decisions, which could have a material, adverse effect on our business.
  As a result of the acquisition, we expect to incur debt in the amount of $10 million, and our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.
  As a result of the acquisition, Applied Signal Technology, Inc. will become a larger, more geographically dispersed and complex organization, and if our management is unable to effectively manage the combined company after the acquisition, our operating results will suffer.
  The acquisition will increase the cost and complexity of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to the evaluation and attestation of our internal control systems and may increase the risks of achieving timely compliance.
  We may also be assuming unknown liabilities; risk the incurrence of expenses related to the future impairment of goodwill; or the incurrence of other large write-offs immediately or in the future.
  Whether or not the merger is completed, the announcement of the proposed merger may cause disruptions in our business, which could adversely affect our business and operations.
  Achieving the benefits of the merger, however, will depend on many factors, including the successful and timely integration of the two companies following the completion of the merger. These integration efforts may be difficult and time consuming, especially considering the highly technical and complex nature of each company’s products. Integration efforts between the two companies will also divert significant management attention and resources. This diversion of attention and resources could have an adverse effect on Applied Signal Technology, Inc.

Any decrease in expected product sales during a period could adversely impact our revenues, results of operations, and financial condition. From time to time, we have derived a significant portion of our revenue from product sales. In recent periods, however, we have been focusing on sales of systems and software, and targeting larger programs. In addition, we have experienced some seasonality in product sales to the U.S. Government, with more product sales occurring in the second half of the fiscal year than the first. The amount and timing of Government purchases of products is unpredictable, and fluctuates significantly from period to period, making it difficult for us to predict the amount of revenue we will generate from product sales in any particular period, and causing our revenues to fluctuate from period to period. If we are not able to generate revenues from product sales as expected in a particular period, we may fail to meet our revenue expectations and the expectations of industry analysts and investors, which could cause our stock price to decline.

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

Stop-work orders could negatively impact our operating results and financial condition. Almost all of our contracts contain stop-work clauses that permit the other contracting party, at any time, by written order, to stop work on all or any part of the work called for by the contract for a period of ninety days. Within the ninety-day period, the other contracting party may cancel the stop-work order and resume work or terminate all or part of the work covered by the stop-work order. During June 2004, we received a stop-work order instructing us to stop work on a portion of our largest single contract. In accordance with the instructions received from the other contracting party, we prepared a proposal that detailed the tasks that were stopped and estimated the reduction in contract costs. We expect new orders and backlog to be reduced by approximately $11 to $13 million when we complete negotiations. We anticipate that these negotiations, which will clarify the scope of the stop-work order, will be completed during fiscal year 2005. We estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, and will be reduced by approximately $6 to $7 million in fiscal year 2005 and the balance in fiscal year 2006. There can be no assurance that stop-work orders will not be received in future periods.

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

Our failure to protect our intellectual property may significantly harm our business. Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology to customers, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed applications for several patents, six of which we currently hold, we cannot ensure that any patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources, and could significantly harm our business.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline. Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. This requirement will first apply to our Annual Report on Form 10-K of the fiscal year ending October 31, 2005. The rules governing the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing, and possible remediation of our internal controls to meet the detailed standards under these new rules. We may encounter problems or delays in completing activities necessary to make an assessment that our internal control over financial reporting is effective. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls as effective or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment of our internal control over financial reporting, investor confidence and share value may be negatively impacted.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The average maturity of our investment portfolio is 76 days as of April 29, 2005. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of April 29, 2005, our total cash and investment balance that was sensitive to interest rate risk was approximately $51,667,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $102,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	April 29, 2005	October 31, 2004
Cash and cash equivalents	$26,013	$11,227
Short-term, available-for-sale securities:
Asset-backed securities	3,557	3,506
Corporate securities	7,228	2, 616
Government securities	7,902	3, 998
Money market securities	6,967 -----------	22,495 -----------
	$51,667 =======	$43, 842 =======

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter ended April 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11 and April 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California: Berson v. Applied Signal Technology Inc., No. 4:05-cv-1027 (SBA) (N.D. Cal.) and Sameyah v. Applied Signal Technology Inc., No.4:05-cv-1615 (SBA) (N.D. Cal.). The complaints, which are substantially identical, are brought on behalf of a putative class of persons who purchased the Company’s securities during a class period of May 25, 2004 through February 22, 2005. The complaints name the Company, its Chief Executive Officer, and its Chief Financial Officer as defendants, and allege that false and misleading statements regarding the Company were issued during the class period. A putative class member has moved for appointment as lead plaintiff, and the litigation is in the preliminary stage. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

At the annual meeting of our shareholders held on March 9, 2005, the following matters were considered and voted upon:

The following nominees were elected as Class II directors to serve on our Board of Directors for a two-year term expiring at the 2007 annual meeting of stockholders and until their successors are duly elected and qualified. The number of shares voted and withheld for such nominees were as follows:

Name	For	Withheld
John P. Devine	10,316,118	225,355
David Elliman	10,136,178	405,295
Robert Richardson	10,494,161	47,312
Gary L. Yancey	10,129,851	411,622

The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2005 was approved and ratified. The number of shares voted and withheld for such nominees were as follows:

For	Against	Withheld
10,430,123	107,869	3,481

Item 5: Other Information

None.

Item 6: Exhibits

Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc.

/James E. Doyle/ --------------------------------------------------------------	June 8, 2005 --------------------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

3.1 [1]	Second Amended and Restated Articles of Incorporation
3.2 [1]	Amended and Restated Bylaws
4.1 [1]	Specimen Common Stock Certificate
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).