Form 10-Q
period 2005-07-29
APPLIED SIGNAL TECHNOLOGY INC
filed 2005-09-07
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended July 29, 2005

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________________to ____________________.

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

X
Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

X
Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

X
Yes	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value, 11,490,920 shares outstanding as of July 29, 2005.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

Assets	July 29, 2005 (Unaudited)	October 31, 2004 (Note)
Current assets:
Cash and cash equivalents	$11,642	$11,227
Short term investments	18,280 ------------	32,615 ------------
Total cash and cash equivalents and short-term investments	29,922	43,842
Accounts receivable:
Billed	19,515	23,407
Unbilled	14,401 ------------	20,361 ------------
Total accounts receivable	33,916	43,768
Inventory	12,236	5,392
Prepaid and other current assets	6,393 ------------	4,340 ------------
Total current assets	82,467	97,342

Property and equipment, at cost:
Machinery and equipment	50,735	47,545
Furniture and fixtures	5,106	4,855
Leasehold improvements	11,109	10,696
Construction in process	94 ------------	9 ------------
	67,044	63,105
Accumulated depreciation and amortization	(52,878) ------------	(50,682) ------------
Net property and equipment	14,166	12,423

Goodwill	19,840	—
Acquired intangible assets, net of accumulated amortization	2,204	—
Long-term deferred tax assets	6,062	1,391
Other assets	376 ------------	296 ------------
Total assets	$125,115 =======	$111,452 =======

Applied Signal Technology, Inc.
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share data)

Liabilities and Shareholders’ Equity	July 29, 2005 (Unaudited)	October 31, 2004 (Note)
Current liabilities:
Accounts payable	$5,405	$6,307
Accrued payroll and related benefits	10,375	12,012
Notes payable	1,429	—
Income taxes payable	197	28
Other accrued liabilities	2,487 ------------	2,336 ------------
Total current liabilities	19,893	20,683

Long-term notes payable	8,571	—

Other liabilities	1,676	1,403

Shareholders’ equity:
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding 11,490,920 at July 29, 2005 and 11,210,738 at October 31, 2004	41,679	37,943
Retained earnings	53,309	51,448
Accumulated comprehensive loss	(13) ------------	(25) ------------
Total shareholders’ equity	94,975 ------------	89,366 ------------

Total liabilities and shareholders’ equity	$125,115 =======	$111,452 =======

Note: The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

Applied Signal Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Revenues from contracts	$36,283	$38,275	$98,446	$103,380

Operating expenses:
Contract costs	24,941	24,629	65,426	67,075
Research and development	3,295	4,413	9,611	9,969
General and administrative	5,295 ----------	3,631 ----------	13,658 ----------	12,846 ----------

Total operating expenses	33,531 ----------	32,673 ----------	88,695 ----------	89,890 ----------

Operating income	2,752	5,602	9,751	13,490
Interest income, net	248 ----------	121 ----------	628 ----------	399 ----------
Income before provision for income taxes	3,000	5,723	10,379	13,889
Provision for income taxes	1,216 ----------	2,264 ----------	4,241 ----------	4,337 ----------

Net income	$1,784 ======	$3,459 ======	$6,138 ======	$9,552 ======

Net income per common share:
Basic	$0.16	$0.31	$0.54	$0.87
Diluted	$0.15	$0.29	$0.52	$0.83

Number of shares used in calculating net income per common share:
Basic	11,434	11,120	11,364	10,988
Diluted	11,699	11,734	11,734	11,578

See Notes to Condensed Consolidated Financial Statements.

Applied Signal Technology, Inc.
Condensed Consolidated Statements of Cash Flows
Increase in Cash and Cash Equivalents
(Unaudited)
(In thousands)

	Nine Months Ended
	July 29, 2005	July 30, 2004
Operating Activities:
Net income	$6,138	$9,552
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,742	3,234
Changes in:
Tax benefit from stock plans	—	1,309
Accounts receivable	12,278	(9,393)
Inventory, prepaids, and other assets	(7,902)	(716)
Accounts payable, taxes payable, and accrued expenses	(3,702) -----------	2,668 -----------
Net cash provided by operating activities	8,554	6,654
Investing Activities:
Cash paid for business acquired, net	(31,413)	—
Cash acquired from acquisition	2,136	—
Purchases of available-for-sale securities	(25,499)	(27,169)
Maturities of available-for-sale securities	39,846	42,086
Additions to property and equipment	(2,707)	(2,994)
Proceed from sale of assets	4 -----------	— -----------
Net cash provided (used) by investing activities	(17,633)	11,923
Financing Activities:
Issuance of common stock	3,736	5,056
Term loan	10,000	—
Dividends paid	(4,242) -----------	(3,420) -----------
Net cash provided by financing activities	9,494	1,636
Net increase in cash and cash equivalents	415	20,213
Cash and cash equivalents, beginning of period	11,227 -----------	5,372 -----------
Cash and cash equivalents, end of period	$11,642 =======	$25,585 =======
Supplemental disclosures of cash flow information:
Interest paid	$165	$107
Income taxes paid	$3,941	$2,860

See Notes to Condensed Consolidated Financial Statements.

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
July 29, 2005

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc. (“AST”) provides advanced digital signal processing products, systems, and services used in collection and processing of signals for intelligence gathering; a process referred to as signal intelligence (SIGINT). Our fundamental business area within SIGINT is communications intelligence (COMINT) and more recently, we have been investing to expand into another portion of SIGINT, which is electronic intelligence (ELINT). COMINT derives intelligence from telecommunications signals, whereas ELINT derives intelligence from signals associated with weapons systems. Our primary customer is the United States Government. Substantially, all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

On July 1, 2005, we acquired Dynamics Technology, Inc. (“DTI”), a privately-held company headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI is a provider of advanced sensor and signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies. The combined company provides signal processing products and services in support of intelligence, surveillance, and reconnaissance for global security. In accordance with Statement of Financial Accounting Standard No. 141 (SFAS 141), Business Combinations, the acquisition was accounted for as a purchase transaction, and we have included in our results of operations, for the three and nine months ended July 29, 2005, the results of DTI subsequent to the acquisition date. For disclosures regarding the acquisition of DTI, please refer to Note 3: Borrowing Arrangements and Note 8: Business Combination.

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending July 29, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

Estimates

In order for us to prepare condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Principles of Consolidation

The financial statements include the accounts of AST and its wholly owned subsidiary, DTI. All significant intercompany transactions have been eliminated.

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

The following table represents the revenue concentration by contract type:

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Cost-reimbursement contracts	86%	79%	81%	77%
Fixed-price contracts	14%	21%	19%	23%

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

Our accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by expected contract activities during the remainder of the year. We consider the rate variance to be unfavorable when our actual indirect rates are greater than our annual targeted rates. In contrast, a favorable rate variance occurs when our actual indirect rates are lower than our annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to work-in-process inventory. Favorable rate variances are recorded as increases to operating expenses and decreases to work-in-process inventory.

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

At July 29, 2005, the unfavorable rate variance was approximately $6,094,000 which was reduced by a management reserve of $750,000. The management reserve reduced the net rate variance to approximately $5,344,000. The management reserve represents the estimated amount of profit that will not be recovered through contract activities through the remainder of the fiscal year. At July 30, 2004 the favorable rate variance was $1,034,000.

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

At July 29, 2005 and October 31, 2004, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the first nine months of fiscal year 2005 and fiscal year 2004.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of such expected benefits as R&D credits and the reversals of valuation allowances. Please refer to Notes to Condensed Consolidated Financial Statements, Note 5: Provision for Income Taxes for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first nine months of fiscal year 2005 and 2004, we did not incur any price redeterminations on any of our contracts.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our securities are classified as available-for-sale and are carried at fair market value in short-term investments. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for the first nine months of fiscal year 2005 and fiscal year 2004.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands):

	July 29, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$11,642	$—	$—	$11,642
Short-term, available-for-sale securities:
Asset-backed securities	879	—	(4)	875
Corporate securities	5,325	—	(7)	5,318
Government securities	10,095	—	(2)	10,093
Money market securities	1,994 -----------	— -----------	— -----------	1,994 -----------
Total	$29,935 =======	$— =======	$(13) =======	$29,922 =======

	October 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$11,227	$—	$—	$11,227
Short-term, available-for-sale securities:
Asset-backed securities	3,521	—	(15)	3,506
Corporate securities	2,619	—	(3)	2,616
Government securities	4,002	—	(4)	3,998
Money market securities	22,498 -----------	— -----------	(3) -----------	22,495 -----------
Total	$43,867 =======	$— =======	($25) =======	$43,842 =======

The following table summarizes the maturities of our short-term investments (in thousands):

	July 29, 2005	October 31, 2004
Due in one year or less	$14,281	$32,615
Due in one to three years	3,999 -----------	— -----------
Total	$18,280 =======	$32,615 =======

Business Combinations

In accordance with business combination accounting, we allocated the purchase price of DTI to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. We engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation required management to make significant estimates and assumptions, especially with respect to intangible assets.

Management made estimates of fair value based upon assumptions believed to be reasonable. These estimates were based on historical experience and information obtained from the management of DTI and are inherently uncertain. Critical estimates in valuing certain of the intangible assets included but were not limited to: future expected cash flows from customer relationships, existing technologies, non-compete agreements, patents, and trade name. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.

Goodwill valuation. We will test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition and loss of key personnel.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance as well as estimating discount rates.

Long-lived asset valuation (property, plant and equipment, and intangible assets). We will test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability will be assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

The per-share data is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Numerator:
Net income	$1,784 =======	$3,459 =======	$6,138 =======	$9,552 =======
Denominator:
Shares used to compute net income per common share – basic	11,434	11,120	11,364	10,988
Effect of dilutive stock options	265 -----------	614 -----------	370 -----------	590 -----------
Shares used to compute net income per common share – diluted	11,699 =======	11,734 =======	11,734 =======	11,578 =======

Net income per common share – basic	$0.16	$0.31	$0.54	$0.87
Net income per common share – diluted	$0.15	$0.29	$0.52	$0.83

The exercise prices of approximately 699,000 and 531,000 of potential common shares for the three-month and nine-month periods ending July 29, 2005 were greater than the market value, and therefore we excluded those shares from the diluted net income per common share computation for the third quarter and first nine months of fiscal year 2005. For the same periods in fiscal year 2004, we excluded 4,000 potential common shares from the diluted net income per common share computation for the same reason as the third quarter and first nine months of fiscal year 2005.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net income	$1,784	$3,459	$6,137	$9,552
Unrealized gain (loss) on securities	1 ---------	(16) ---------	12 ---------	(87) ---------
Comprehensive income	$1,785 ======	$3,443 ======	$6,149 ======	$9,465 ======

As of July 29, 2005, accumulated unrealized loss on securities was approximately $13,000. As of October 31, 2004, accumulated unrealized loss on securities was approximately $25,000.

Dividends

In November 2004, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends were paid on February 11, 2005, May 13, 2005, August 12, 2005 and will be payable on November 11, 2005 to shareholders of record at January 28, 2005, April 29, 2005, July 29, 2005, and October 31, 2005, respectively.

We paid dividends of approximately $4,242,000 during the first nine months of fiscal year 2005 and approximately $3,420,000 during the first nine months of fiscal year 2004.

At July 29, 2005 and October 31, 2004, accrued dividends of approximately $1,436,000 and $1,401,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

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

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net income, as reported	$1,784	$3,459	$6,138	$9,552
Deduct: total stock-based compensation expense determined at the fair value for all awards, net of related tax effects	(744) ---------	(1,825) ---------	(2,587) ---------	(2,914) ---------
Pro forma net income	$1,040 ======	$1,634 ======	$3,551 ======	$6,638 ======
Net income per share
Basic – As reported	$0.16	$0.31	$0.54	$0.87
– Pro forma	$0.09	$0.15	$0.31	$0.60
Diluted – As reported	$0.15	$0.29	$0.52	$0.83
– Pro forma	$0.09	$0.14	$0.30	$0.57

The fair value of options at the date of grant was estimated by using the Black-Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Nine Months Ended July 29, 2005	Nine Months Ended July 30, 2004	Nine Months Ended July 29, 2005	Nine Months Ended July 30, 2004
Risk-free interest rate	3.9%	3.6%	3.8%	2.2%
Expected life (years)	5	5.5		.5
Expected volatility	0.63	2.69	0.61	2.69
Expected dividends	1.3%	1.7%	2.3%	1.4%

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment, or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all awards granted after the first annual reporting period that begins after June 15, 2005 with early adoption permitted. We have no plans for early adoption and, therefore, SFAS 123R will be effective beginning with our quarter ending January 27, 2006.

The effects of the adoption of SFAS No. 123R on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options that may be granted in the future, the future market value and volatility of our stock price, movements in the risk-free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123R on our results of operations and financial position, however, we expect that the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. Note 1 herein provides an indication of the effects of adoption assuming the use of the Black-Scholes option pricing model to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the three months and nine months ended July 29, 2005 and July 30, 2004. Our Board of Directors anticipates the prospective application of SFAS 123R, and the utilization of the Black-Scholes method for valuing stock-based compensation. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our financial position, results of operations or cash flows.

Note 2: Inventory

The components of inventory consist of the following (in thousands):

	July 29, 2005	October 31, 2004
Raw materials	$638	$719
Work in process	11,058	4,428
Finished goods	250 -----------	222 -----------
	12,780	5,369
Precontract costs	290	23
Total	$12,236 =======	$5,392 =======

At July 29, 2005, the unfavorable inventoried indirect rate variance increased work in process by approximately $6,094,000 which was reduced by a management reserve of approximately $750,000 for a net unfavorable balance of $5,344,000. At July 30, 2004, the favorable inventoried indirect rate variance decreased work in process by approximately $1,034,000.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and cost incurred in connection with ongoing contracts for which contract modifications have not been defined.

Inventory activities during the first nine months of fiscal year 2005 and 2004 included $278,000 and $1,172,000 of disposals of obsolete products, respectively. The disposed items consisted of units in various stages of completion.

Note 3: Borrowing Arrangements

Revolving Line of Credit

At July 29, 2005 we had a revolving line of credit (the “Line of Credit”) under which Wells Fargo Bank, National Association (“the Bank”) will advance funds to us from time to time up to and including March 1, 2006, not to exceed at any time the maximum principal amount of three million dollars ($3 million). Under the Line of Credit, we had three standby letters of credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, was approximately $1,220,000 at July 29, 2005 and October 31, 2004. The second letter of credit was a requirement of our workers compensation insurance, and was approximately $150,000 at July 29, 2005 and October 31, 2004. The third letter of credit was obtained in May 2005 as a requirement of one of our customers and was approximately $380,000.

Each letter of credit issued under the Line of Credit shall not exceed a term of 360 days. Borrowings under the Line of Credit bear interest at the bank’s reference rate (6.25% at July 29, 2005) and accrued interest on those borrowings are payable monthly. No fees were associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term Loan and Interest Rate Swap

Effective July 1, 2005, and in connection with the acquisition of DTI we entered into a term loan with the Bank in the principal amount of ten million dollars ($10 million) plus interest, the proceeds of which were used for acquisition financing (the “Term Loan”).

The Term Loan provides us with options either to bear interest at a fixed rate per annum equal to 1.750% above London Inter-Bank Offered Rate (“LIBOR”) or 0.5% below Prime in effect on the first day of the applicable fixed rate term. The Term Loan is for a seven year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for its indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of July 29, 2005, we were in compliance with these covenants.

On July 1, 2005, we entered into an interest-rate swap agreement with Wells Fargo whereby its obligation to pay floating-rate LIBOR on debt was swapped into a fixed rate obligation at 6.08%. The purpose of the swap was to protect us from potential rising interest rates on debt with variable interest rate features. We have determined that the impact of the interest-rate swap agreement to our financial statements was immaterial at July 29, 2005.

The following table sets forth our scheduled debt maturities under the Term Loan (in thousands):

Year	Debt Maturities
2005	$357
2006	$1,429
2007	$1,429
2008	$1,429
2009	$1,429
Thereafter	$3,927 -----------
Total	$10,000 =======

Note 4: Commitments

The following table sets forth our operating lease commitments and obligations under non-cancelable purchase agreements as of July 29, 2005 (in thousands):

Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$33,362	$5,476	$11,027	$9,519	$7,340
Purchase obligations	1,428 -----------	1,428 -----------	— -----------	— -----------	— -----------
Total	$34,790 =======	$6,904 =======	$11,027 =======	$9,519 =======	$7,340 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2005 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. New lease obligations during the first nine months of fiscal year 2005 were entered into as a result of the DTI acquisition, opening a new facility in Texas, and expanding our office in Utah.

Note 5: Segment Reporting

The financial information relating to AST is reviewed and evaluated by the chief operating decision-maker as a whole. Divisional financial information is not available below the gross margin level. Thus, there is only one reportable segment during the third quarter and first nine months of fiscal years 2005 and 2004.

Note 6: Provision for Income Taxes

Our provision for income taxes for the third quarter and first nine months of fiscal year 2005 was approximately $1,216,000 and $4,241,000, respectively, with an estimated annual effective tax rate of 40.9%. Our provision for income taxes for the same periods of fiscal year 2004 was approximately $2,264,000 and $4,337,000, respectively. Our provision for income taxes for the first nine months of fiscal year 2004 included a reduction of approximately $803,000 of income tax expense associated with the reversal of our valuation allowance on our deferred tax assets. This reduction lowered our effective tax rate for the third quarter and first nine months of fiscal year 2004 to 39.6% and 31.2%, respectively. Our estimated annual effective tax rate at July 29, 2005 differed from our effective tax rate at July 30, 2004 due to our return to a full tax rate.

For disclosures on changes to our deferred taxes, please see Note 8: Business Combination.

Note 7: Contingencies

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional six-month warranty may be purchased for 3% of the unit or system purchase price. Additional one-year warranty coverage is 5% of the unit or system purchase price. Warranty costs in the third quarter and first nine months of fiscal year 2005 were approximately $77,000 and $216,000, respectively. Fiscal year 2004 warranty costs were approximately $45,000 and $117,000 for the third quarter and first nine months of fiscal year 2004, respectively.

Legal proceedings. On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California: Berson v. Applied Signal Technology, Inc., No. 4:05-cv-1027 (SBA) (N.D. Cal.) and Sameyah v. Applied Signal Technology, Inc., No. 4:05-cv-1615 (SBA) (N.D. Cal.). The complaints, which are substantially identical, are brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of May 25, 2004 through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. A putative class member has moved for appointment as lead plaintiff, and the litigation is in the preliminary stage. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation.

Note 8: Business Combination

In order to diversify into other areas of defense electronics, and to find a business that has opportunities in a marketplace to which our core competencies could enhance growth, on July 1, 2005, AST acquired DTI. DTI was a privately held California corporation headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI provided advanced sensor and signal processing products for advanced space-based, airborne, terrestrial, and undersea sensor technologies. The combined company provides signal processing products and services in support of intelligence, surveillance, and reconnaissance for global security.

The purchase price of the acquisition was approximately $30 million in cash, plus an estimated $1.4 million in transaction costs. AST did not assume any options of DTI. Approximately ten percent (10%) of the merger consideration that would otherwise be distributed to the holders of DTI’s securities at the closing of the acquisition were deposited into an escrow account for twelve (12) months following the closing for the purpose of providing a fund against which AST may assert claims for damages, if any, based on breaches of the representations and warranties made by DTI in the Agreement. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquisition are included in the accompanying statement of operations since the acquisition date. AST has funded the purchase price from its current investments and from a $10 million term loan from Wells Fargo Bank.

The aggregate purchase price for the acquisition was allocated preliminarily to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the intangible assets acquired are based on estimates, assumptions, and other information compiled by management, including independent valuations that utilize established valuation techniques. The amounts allocated to customer relationships and existing technology were determined based on discounted cash flows. Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Intangible assets related to the acquisition, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from 1 to 18 years.

We acquired net deferred tax assets of approximately $5 million in the purchase of DTI which are related to net operating losses acquired from DTI. The net operating losses acquired as of July 1, 2005 were generated as a result of compensation expense incurred due to the acceleration of unvested options. The net operating losses were approximately $15.7 million and $15.6 million for federal and state purposes, respectively. The federal net operating losses acquired from DTI will be carried back for the prior two years and carried forward for up to twenty years for federal taxation purposes to offset future taxable income. The state net operating losses will be carried forward to offset future taxable income. Management has determined our stated deferred tax assets are “more likely than not” to be realized in future periods and therefore, we have not provided a valuation allowance. The future use of the net deferred tax asset will not result in effective tax rate benefits because the asset has been accounted for in the purchase of DTI.

The aggregate preliminary purchase price for the acquisition consists of the following (in thousands):

Cash	$30,074
Transaction costs	1,339 -----------
Total preliminary purchase price	$31,413 =======

We allocated the aggregate preliminary purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Cash and cash equivalents	$2,136
Account receivable	2,352
Income tax receivable	1,160
Deferred tax asset	179
Other current assets	231
Property and equipment	715
Long term deferred tax assets	5,740
Other non-current assets	81
Accounts payable	(327)
Long term deferred tax liabilities	(1,068)
Other accrued liabilities	(1,896) ----------
Net tangible assets assumed	9,303
Amortizable intangible assets:
Customer relationships	1,720
Existing technology	340
Non-compete agreements	60
Patent	60
Trade name	90 ----------
Total amortizable intangible assets	2,270

Goodwill	19,840 ----------

Total preliminary purchase price	$31,413 ======

The purchase price allocation is subject to change if we obtain additional information concerning the fair value of certain tangible assets and liabilities acquired from DTI.

The following unaudited pro forma financial information reflects the combined results of the Company and DTI as if the acquisition of DTI had taken place as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations or financial condition of our Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future results of operations or financial condition of our Company.

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Revenue	$39,808	$42,948	$112,299	$118,143
Net income	$2,879	$3,368	$7,516	$9,664

Basic net income per share	$0.25	$0.30	$0.66	$0.88
Diluted net income per share	$0.25	$0.29	$0.64	$0.83

The pro forma financial information above includes charges to operating expense for the amortization of the intangible assets ($199,000 and $596,000 for the three and nine month periods, respectively, represented above) and immaterial amounts of depreciation related to the fair value write up of the change in book value of fixed assets. Nonrecurring compensation expense associated with the acceleration of unvested options of DTI (approximately $13,574,000) was excluded from the pro forma results, since this action was undertaken and the related expense was incurred in anticipation of the acquisition.

Note 9: Goodwill and Intangible Assets

During the nine months ended July 29, 2005, goodwill was increased by a total of $19,840,000 as a result of the acquisition of DTI.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill is not deductible for tax purposes.

Intangible Assets

Information on our identifiable intangible assets that are subject to amortization is presented in the tables below (in thousands):

		July 29, 2005
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(48)	$1,672
Existing technology	5 years	340	(6)	334
Non-compete agreements	1 year	60	(5)	55
Patent	18 years	60	—	60
Trade name	1 year	90 ----------	(7) ----------	83 ----------
Total		$2,270	$(66)	$2,204

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above.

As of July 29, 2005, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
Remainder of 2005	$265
2006	745
2007	645
2008	454
2009	71
2010–2023	90 ---------
Total	$2,270 ======

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended October 31, 2004.

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

Description of the Business

AST provides advanced digital signal processing products, systems, and services used in collection and processing of signals for intelligence gathering, a process referred to as signal intelligence (SIGINT). Our fundamental business area within SIGINT is communications intelligence (COMINT) and more recently, we have been investing to expand into another portion of SIGINT, which is electronic intelligence (ELINT). COMINT derives intelligence from telecommunications signals, whereas ELINT derives intelligence from signals associated with weapons systems. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

Our COMINT signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our COMINT signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At inception, our efforts were primarily focused on COMINT processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems and related services.

Our investment in ELINT is directed toward the development of equipment for the collection and processing of weapons systems signals. This equipment will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness.

In order to diversify into other areas of defense electronics, and to find a business that has opportunities in a marketplace to which our core competencies could enhance growth, on July 1, 2005, AST acquired Dynamics Technology, Inc. (“DTI”). DTI was a privately held California corporation headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI was a provider of advanced sensor, signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies. The combined company will be a provider of signal processing products and services in support of intelligence, surveillance, and reconnaissance for global security. We were incorporated in California in 1984. Our principal executive offices are located at 400 West California Ave., Sunnyvale, CA, 94086, and our telephone number is (408) 749-1888. Our web site address is www.appsig.com. The information posted on our web site is not incorporated into this quarterly report. However, investors can obtain a copy of this report, previous quarterly reports on Form 10-Q, our latest Annual Report on Form 10-K, current reports on Form 8-K, and amendments to such reports filed or furnished with the SEC on our web site free of charge. In addition, hard copies can be obtained free of charge through our Investor Relations department.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our condensed consolidated financial statements and, therefore, consider these to be critical accounting policies. See Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs). Indirect costs include overhead, research and development, and general and administrative expenses. General and administrative costs are not applied to certain subcontract costs associated with our cost-reimbursement contracts. These subcontracts must be in excess of $250,000 and must meet certain other predetermined criteria. We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. We base fee calculations on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned upon contract completion.

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

Our accounting policy for recording the indirect rate variance is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by expected contract activities during the remainder of the year. We consider the rate variance to be unfavorable when our actual indirect rates are greater than our annual targeted rates. In contrast, a favorable rate variance occurs when our actual indirect rates are lower than our annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to work-in-process inventory. Favorable rate variances are recorded as increases to operating expenses and decreases to work-in-process inventory.

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

At July 29, 2005, the unfavorable inventoried indirect rate variance was approximately $6,094,000 which was reduced by a management reserve of $750,000 for a net unfavorable balance of $5,344,000. The management reserve represents the estimated amount that will not be recovered through contract activities through the remainder of the fiscal year. At July 30, 2004, the favorable inventoried rate variance was approximately $1,034,000.

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

At July 29, 2005 and October 31, 2004, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the third quarter and first nine months of fiscal year 2005 or fiscal year 2004.

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

We disposed of approximately $278,000 of inventory during the first nine months of fiscal year 2005. During the same period of fiscal year 2004 we disposed of approximately $1,172,000 of obsolete products. The disposed items included units in various stages of completion.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first nine months of fiscal years 2005 and 2004, we did not incur any price redeterminations on any of our contracts.

Business Combinations. In accordance with business combination accounting, we allocated the purchase price of DTI to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. We engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation required management to make significant estimates and assumptions, especially with respect to intangible assets.

Management made estimates of fair value based upon assumptions believed to be reasonable. These estimates were based on historical experience and information obtained from the management of DTI and are inherently uncertain. Critical estimates in valuing certain of the intangible assets included but were not limited to: future expected cash flows from customer relationships, existing technologies, non-compete agreements, patents, and trade name. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.

Goodwill valuation. We will test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; and loss of key personnel.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance as well as estimating discount rates.

Long-lived asset valuation (property, plant and equipment, and intangible assets). We will test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability will be assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Overview

Although revenue growth has slowed during the first nine months ended July 29, 2005, we believe that there continues to be an interest in intelligence by the U.S. Government to respond to the threat of terrorist activities and the war against terrorism, and that we are well positioned to benefit from the spending that might result. We believe that our COMINT business has strong growth potential and that our move into the ELINT business provides us an opportunity to diversify into a complementary business. As a result of this diversification, we expect to make additional investments of capital and management resources, including additional personnel and facilities. We are investing research and development into developing ELINT collection and processing equipments, and expect to continue to grow this business during the coming quarters. On July 1, 2005, we acquired DTI for $30 million in cash and funded the purchase from our cash and investments and a term loan that we entered into with Wells Fargo Bank, National Association, in the principal amount of $10 million. Ten percent (10%) of the purchase price was deposited into an escrow account for twelve (12) months from closing date to satisfy certain indemnification obligations of the DTI shareholders. In addition, we incurred an estimated $1.4 million of related transaction costs. For further disclosures on business combinations, see Note 8: Business Combination.

We continue to focus our operations on assuring program performance, meeting staffing requirements, maintaining a competitive cost structure, and diversifying our marketplace. While our customers continue to come to us with new requirements for intelligence solutions, weighted heavily toward new developments, we have experienced strong proposal activity in the current quarter. We continue to face challenges meeting the execution requirements of the contracts in backlog and continue to emphasize increased hiring in order to meet all of our program commitments. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through the end of fiscal year 2005.

Three and Nine Months Ended July 29, 2005 Compared to Three and Nine Months Ended July 30, 2004

Revenues and backlog. Revenues for the third quarter of fiscal year 2005 were approximately $36,283,000, a 5.2% decrease from revenues of approximately $38,275,000 recorded in the same quarter of fiscal year 2004. Revenues for the first nine months of fiscal year of 2005 were approximately $98,446,000, a 4.8% decrease from revenues of approximately $103,380,000 recognized during the same period of fiscal year 2004. The decrease in revenues recorded during the third quarter and the first nine months of fiscal year 2005, when compared to the same periods in fiscal year 2004, is primarily due to a decline in program profitability during the third quarter and first nine months of fiscal 2005 compared to the same periods of fiscal 2004.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At July 29, 2005, ending backlog was approximately $113,160,000, representing a 21% decrease from ending backlog of approximately $143,369,000 at October 31, 2004. New orders received during the third quarter and first nine months of fiscal year 2005 were approximately $22,672,000 and $55,082,000, down 36.0% and 57.2% from approximately $35,417,000 and $128,602,000 in new orders received during the same periods in fiscal year 2004. We believe the decline in new orders is due to the typical fluctuations experienced in the U.S. Government procurement process. The level of new orders for the first nine months of fiscal year 2004 were significantly higher than the same period in fiscal year 2005 primarily as a result of a major modification resulting in an increase to our largest contract of approximately $48,524,000 received during the first quarter of fiscal year 2004. It should be noted that new orders and backlog are expected to be reduced by approximately $11 to $13 million when we complete negotiations of a stop-work order related to a portion of our largest contract. These negotiations will clarify the scope of the stop-work order. We estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, and will be reduced by approximately $6 to $7 million in fiscal year 2005 and the balance in fiscal year 2006.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type. Three contracts represented 26.5% and 28.7% of revenues during the third quarter and first nine months of fiscal year 2005, respectively, and 30.2% and 30.9% of revenues during the same periods of fiscal year 2004, respectively. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type and our three largest contracts:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004	October 31, 2004
First contract	11.9%	8.7%	7.9%	8.7%	2.9%
Second contract	7.4%	2.2%	9.7%	1.2%	2.1%
Third contract	7.2%	19.2%	11.1%	21.0%	18.9%
Remaining cost-reimbursement contracts	59.5% ----------	48.9% ----------	52.3% ----------	46.1% ----------	50.1% ----------
Total cost-reimbursement contracts	86%	79%	81%	77%	74%
Fixed-price contracts	14%	21%	19%	23%	26%

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $24,941,000, or 68.7% of revenues, for the third quarter of fiscal year 2005 compared to approximately $24,629,000, or 64.4% of revenues, for the same period of fiscal year 2004. Contract costs were approximately $65,426,000, or 66.5% of revenues, for the first nine months of fiscal year 2005 compared to approximately $67,075,000, or 64.9%, of revenues for the same period of fiscal year 2004. Contract costs decreased in absolute dollars during the first nine months of fiscal year 2005 compared to the same period of 2004 due to the decrease in revenues and reduction in scrap activities from inventory. As a percentage of revenues, contract costs increased due in part to the decline in revenues, and in part to the increased revenue concentration in cost-reimbursable contracts. We anticipate that contract costs, as a percentage of revenues, for fiscal year 2005 will be similar to the first nine months of fiscal year 2005.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,295,000, or 9.1% of revenues, for the third quarter of fiscal year 2005 compared to approximately $4,413,000, or 11.5% of revenues, for the same period of fiscal year 2004. During the first nine months of fiscal year 2005, R&D expenses were approximately $9,611,000, or 9.8% of revenues, compared to approximately $9,969,000, or 9.6% of revenues, incurred during the first nine months of fiscal year 2004. R&D expenses were lower in absolute dollars during the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004 as a result of the use of annual targeted indirect rates at interim reporting periods. We anticipate that R&D expenses, as a percentage of revenues, for fiscal year 2005 will be similar to the first nine months of fiscal year 2005.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to our annual revenue base, for interim reporting periods. General and administrative expenses were approximately $5,295,000, or 14.6% of revenues, for the third quarter of fiscal year 2005 compared to approximately $3,631,000, or 9.5% of revenues, for the same period of fiscal year 2004. General and administrative expenses incurred during the first nine months of fiscal year 2005 were approximately $13,658,000, or 13.8% of revenues, compared to approximately $12,846,000, or 12.4%, of revenues, incurred during the same period of fiscal year 2004. General and administrative expenses were higher as a percentage of revenues and absolute dollars during the third quarter and first nine months of fiscal year 2005 as compared to the same periods of fiscal year 2004 due to the use of annual targeted indirect rates at interim reporting periods. We anticipate that general and administrative expenses, as a percentage of revenues, for fiscal year 2005 will be similar to the first nine months of fiscal year 2005.

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. In addition, we offer extended warranties at a percentage of the purchase price. An additional nine-month warranty may be purchased for 3% of the unit or system purchase price. Alternatively, one-year warranty coverage may be purchased for 5% of the unit or system purchase price. Warranty costs were approximately $77,000 and $216,000 for the third quarter and first nine months of fiscal year 2005, respectively. Warranty costs were approximately $45,000 and $117,000 during the third quarter and first nine months of fiscal year 2004. We have not noticed any significant trends associated with our warranty costs. Additionally, the warranty costs for fiscal year 2005 are within historical levels.

Interest income (expense), net. Net interest income for the third quarter of fiscal year 2005 was approximately $248,000 compared to net interest income of approximately $121,000 for the third quarter of fiscal year 2004. Net interest income recognized during the first nine months of fiscal year 2005 was approximately $628,000 compared to net interest income of approximately $399,000 during the first nine months of fiscal year 2004. Interest income increased during the third quarter of fiscal year 2005 as a result of higher combined cash and investment balances during the third quarter and in the first nine months of fiscal year 2005 when compared to the same periods of fiscal year 2004.

Provision for income taxes. Our provision for income taxes for the first nine months of fiscal year 2005 was approximately $4,241,000, representing a 40.9% effective tax rate. Our provision for income taxes for the first nine months of fiscal year 2004 was approximately $4,337,000. Our operating income increased during the third quarter of fiscal year 2004, which increased our effective tax rate to 31.2% for the first nine months of fiscal year 2004. In addition, our fiscal year 2004 income tax expense included a reduction of approximately $803,000 associated with the reversal of our valuation allowance on our deferred tax assets. The reduction was recorded during the second quarter of fiscal year 2004. Our estimated annual effective tax rate at July 29, 2005 differed from our effective tax rate at July 30, 2004 due to our return to a full tax rate.

We acquired net deferred tax assets of approximately $5.0 million in the purchase of DTI which are related to net operating losses acquired from DTI. The net operating losses, due to the acceleration of unvested options of DTI employees (which created a significant compensation expense), acquired as of July 1, 2005 were approximately $15.7 million and $15.6 million for federal and state purposes, respectively. The federal net operating loss acquired from DTI will be carried back for the prior two years and can be carried forward for up to 20 years for federal taxation purposes. The state net operating losses will be carried forward to offset future taxable income. Management has determined that our stated deferred tax assets are “more likely than not” to be realized in future periods. Therefore, we have not provided a valuation allowance. The future use of the net deferred tax asset will not result in effective tax rate benefits because the assets have been accounted for in the purchase of DTI.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first nine months of fiscal year 2005 were cash flows generated from operations, a $10 million term loan entered into with the Bank and the issuance of common stock through exercise of options granted under our employee stock option plans and stock purchases under our employee stock purchase plan.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $8,554,000 and approximately $6,654,000 during the first nine months of fiscal years 2005 and 2004, respectively. Net income for the first nine months of fiscal year 2005 was approximately $6,138,000 compared to a net income of approximately $9,552,000 for the comparable period of fiscal year 2004. The decrease in net income is due, in part, to a reduction in program profitability and, in part, to an increase in our effective tax rate in fiscal year 2005 when compared to fiscal year 2004.

Accounts receivable balances decreased during the first nine months of fiscal year 2005 by approximately $12,278,000, and increased by approximately $9,393,000 in the same period of fiscal year 2004. The difference between the first nine months of fiscal year 2005 and fiscal year 2004 is due in part to a significant increase in accounts receivable collection activities and in part, to a decline in revenues, during the first nine months of fiscal year 2005.

Cash used to support inventory, prepaid expenses, and other assets was approximately $7,903,000 and $716,000 during the first nine months of fiscal years 2005 and 2004, respectively. The fluctuation in cash used between the first nine months of fiscal year 2005 and the first nine months of fiscal year 2004 is primarily due to the difference in the indirect rate variance between those two periods.In the first nine months of fiscal year 2005, the unfavorable indirect rate variance increased inventory balances by approximately $6,094,000. The rate variance was reduced by a management reserve of $750,000 for a net unfavorable balance of $5,344,000. During the same period of fiscal year 2004, the favorable indirect rate variance decreased inventory balances by approximately $1,034,000.

The change in accounts payable, taxes payable, and accrued liabilities balances resulted in a net decrease of approximately $3,702,000 during the first nine months of fiscal years 2005 and a net increase of approximately $2,668,000 in the same period of fiscal year 2004. Accrued payroll liabilities decreased approximately $2,572,000 during the first nine months of fiscal year 2005, and increased approximately $1,634,000 during the same period of fiscal year 2004. The difference between accrued payroll liabilities is attributable to the increase in bonuses paid during the first quarter of fiscal year 2005 as compared to the first nine months of fiscal year 2004. Accounts payable and other accrued liabilities decreased approximately $1,299,000 during the first nine months of fiscal years 2005 and increased approximately $116,000 the same period in fiscal year 2004. The decrease in accounts payable activities during the first nine months of fiscal years 2005 and 2004 are due to payments for contract costs at the end of fiscal year 2004 and an overall decline in materials purchases during the first nine months of fiscal year 2005.

Net cash from investing activities. We used cash of approximately $17,633,000 during the first nine months of fiscal year 2005, compared to providing cash of approximately $11,923,000 during the first nine months of fiscal year 2004. The decline for the first nine months of fiscal years 2005 compared to 2004 was due to cash paid out of approximately $31,413,000 to acquire DTI.

Net cash from financing activities. We provided cash of approximately $9,494,000 and approximately $1,636,000 during the first nine months of fiscal years 2005 and 2004, respectively. The primary difference in financing activities between the first nine months of fiscal years 2005 and 2004 is due to our entering into a $10 million term loan with Wells Fargo Bank in fiscal year 2005 to finance the DTI acquisition. The increase in the amount of dividends paid during the first nine months of fiscal year 2005 when compared to fiscal year 2004 and the decrease in stock options being exercised also contributed to the difference in financing activities between fiscal years 2005 and 2004.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the intelligence needs of the U.S. Government.

In the third quarter of fiscal year 2005, the Board of Directors approved a change of our investment policy to include tax-exempt securities. We are in transition to adopt the revised investment policy and will assess the benefits of tax savings in the future quarters.

Borrowing Arrangements

Revolving line of credit. At July 29, 2005 we had a revolving Line of Credit under which the Bank will advance funds to us from time to time up to and including March 1, 2006, not to exceed at any time the maximum principal amount of $3 million. Under the Line of Credit, we had three standby letters of credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, was approximately $1,220,000 at July 29, 2005 and October 31, 2004. The second letter of credit was a requirement of our workers compensation insurance, and was approximately $150,000 at July 29, 2005 and October 31, 2004. The third letter of credit was obtained in May 2005 as a requirement of one of our customers and was approximately $380,000.

Each letter of credit issued under the Line of Credit shall not exceed a term of 360 days. Borrowings under the Line of Credit bear interest at the bank’s reference rate (6.25% at July 29, 2005) and accrued interest on those borrowings are payable monthly. No fees were associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI we entered into a term loan in the principal amount of ten million dollars ($10 million) plus interest, the proceeds of which were used for acquisition financing (the “Term Loan”).

The Term Loan provides us with options either to bear interest at a fixed rate per annum equal to 1.750% above London Inter-Bank Offered Rate (“LIBOR”) or 0.5% below Prime, in effect on the first day of the applicable fixed rate term. The Term Loan is for a seven year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for its indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of July 29, 2005, we were in compliance with these covenants.

On July 1, 2005, we entered into an interest-rate swap agreement with Wells Fargo whereby its obligation to pay floating-rate LIBOR on debt was swapped into a fixed rate obligation at 6.08%. The purpose of the swap was to protect us from potential rising interest rates on debt with variable interest rate features. We have determined that the impact of the interest-rate swap agreement to our financial statements was immaterial at July 29, 2005.

We believe that the funds generated from operations, existing working capital, the amount available under our existing lines of credit, and the expected loan will be sufficient to meet our cash needs for the next twelve months.

Contractual Obligations

The following table sets forth our contractual obligations as of July 29, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$33,362	$5,476	$11,027	$9,519	$7,340
Purchase obligations	1,428	1,428	—	—	—
Loan obligation	10,060 -----------	1,489 -----------	2,857 -----------	2,857 -----------	2,857 -----------
Total	$44,850 =======	$8,393 =======	$13,884 =======	$12,376 =======	$10,197 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2005 and 2012. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. New lease obligations during the first nine months of fiscal year 2005 were entered into as a result of the DTI acquisition, opening a new facility in Texas, and expanding our office in Utah.

The loan obligation includes accrued interest.

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

The effects of the adoption of SFAS No. 123R on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options that may be granted in the future, the future market value and volatility of our stock price, movements in the risk-free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123R on our results of operations and financial position, however, we expect that the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. Note 1 of the Notes to Condensed Consolidated Financial Statements provides an indication of the effects of adoption assuming the use of the Black-Scholes option pricing model to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the nine months ended July 29, 2005 and July 30, 2004. Our Board of Directors anticipates the prospective application of SFAS 123R, and the utilization of the Black-Scholes method for valuing stock-based compensation. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our financial position, results of operations or cash flows.

Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including condensed consolidated financial statements and the related notes.

We are subject to a number of special risks as a result of our acquisition of Dynamics Technology, Inc. On July 1, 2005, we acquired DTI for approximately $30 million, plus estimated transaction costs. The acquisition is subject to certain conditions. Our future results of operations will be substantially influenced by the operations of the new business unit, and we will be subject to a number of risks and uncertainties, including the following:

•	We will face a number of significant challenges in integrating the technologies and operations of DTI in a timely and efficient manner, and our failure to do so effectively could have a material, adverse effect on our business and operating results. We also face risks associated with entering markets in which AST has no or limited prior experience.
•	We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition, and our failure to achieve these strategic objectives could have a material, adverse effect on our revenues, expenses, and operating results.
•	Transaction costs associated with the acquisition will be included as part of the total purchase cost for accounting purposes. In addition, we may incur charges to operations in amounts that are not currently estimable, in the following quarters, to reflect costs associated with integrating the two companies. In addition, we will record additional operating expenses associated with the amortization of other intangible assets. These costs could adversely affect our future liquidity and operating results.
•	Customers of DTI may have a right to terminate certain agreements with DTI as a result of the acquisition, and we may be unable to retain all existing, or enter into new, contracts for DTI’s business lines.
•	Both companies have as its largest customer the U.S. Government and civilian and military agencies of the U.S. Government. The contracts entered into by both companies with the U.S. Government are terminable by the U.S. Government. We face risks associated with integrating the contracting activities of the combined company, and there can be no assurance that the U.S. Government will maintain existing, or enter into new contracts with the combined company. It is possible that, as a result of the acquisition, our customers may delay or defer contracting decisions, which could have a material, adverse effect on our business.
•	As a result of the acquisition, we incurred debt in the amount of $10 million, and our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.
•	We are a larger, more geographically dispersed and complex organization, and if our management is unable to effectively manage the combined company after the acquisition, our operating results will suffer.
•	The acquisition will increase the cost and complexity of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to the evaluation and attestation of our internal control systems and may increase the risks of achieving timely compliance.
•	We may also be assuming unknown liabilities; risk the incurrence of expenses related to the future impairment of goodwill; or the incurrence of other large write-offs immediately or in the future.
•	Achieving the benefits of the merger, however, will depend on many factors, including the successful and timely integration of the two companies. These integration efforts may be difficult and time consuming, especially considering the highly technical and complex nature of each company’s products. Integration efforts between the two companies will also divert significant management attention and resources. This diversion of attention and resources could have an adverse effect on Applied Signal Technology, Inc.

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

Any reduction in government spending on intelligence solutions could adversely impact our revenues, results of operations, and financial condition materially. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of our revenues. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding to pay for other programs. Future reductions in United States Government spending on signal intelligence or future changes in the kind of signal intelligence products or services required by the United States Government agencies could limit demand for our products and services, which would have a materially adverse effect on our operating results and financial condition.

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

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new signal processing solutions and create contractual obligations that achieve market acceptance. The market for our products is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, and evolving industry standards. We believe that we have been successful to date in identifying certain signal intelligence needs early, investing in research and development to meet these needs, and delivering products before our competitors. We believe that our future success will depend upon continued development and timely introduction of products capable of collecting or processing new types of telecommunications signals. However, we expect that new technologies will continue to emerge. Our future performance will depend on the successful development, introduction, and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. There can be no assurance that we will be able to develop and market new products successfully in the future or respond effectively to technological changes, such as data encryption technology and others, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.

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

Delays in the receipt of contracts could negatively impact our business. During our history, we have experienced delays in the receipt of certain contracts. While we work closely with our customers to try to capture what we believe to be sole-source orders, delays in the receipt of such orders could result in revenues falling short of estimates. In addition, gross margins and net income will decrease if we elect to hold our cost structure in place while awaiting the award of delayed contracts.

Our failure to protect our intellectual property may significantly harm our business. Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology to customers, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed applications for several patents, four of which we currently hold, we cannot ensure that any patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources, and could significantly harm our business.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The average maturity of our investment portfolio is 111 days as of July 29, 2005. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of July 29, 2005, our total cash and investment balance that was sensitive to interest rate risk was approximately $29,922,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $88,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	July 29, 2005	October 31, 2004
Cash and cash equivalents	$11,642	$11,227
Short-term, available-for-sale securities:
Asset-backed securities	875	3,506
Corporate securities	5,318	2,616
Government securities	10,093	3,998
Money market securities	1,994 -----------	22,495 -----------
Total	$29,922 =======	$43,842 =======

Our $10 million term loan facility from the Bank provides us with options either to bear interest at a fixed rate per annum equal to 1.750% above London Inter-Bank Offered Rate (“LIBOR”) or 0.5% below Prime. In addition, we entered into an interest-rate swap agreement with the Bank whereby our obligation to pay floating-rate LIBOR was swapped into a fixed rate obligation at 6.08% beginning July 1, 2005. The impact of the interest rate swap agreement to our financial statements was immaterial at July 29, 2005.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended July 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases have been consolidated as In reApplied Signal Technology, Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA) (N.D. Cal.). The consolidated complaint is brought on behalf of a putative class of persons who purchased our securities during a class period of August 24, 2004 through February 22, 2005.The complaint names us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and alleges that false and misleading statements regarding us were issued during the class period. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operations.

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

Applied Signal Technology, Inc.
/s/ James E. Doyle -------------------------------------------------------------	September 7, 2005 -------------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

3.1 †	Second Amended and Restated Articles of Incorporation
3.2 †	Amended and Restated Bylaws
4.1 †	Specimen Common Stock Certificate
10.33	Executed Loan Agreement Dated June 8, 2005
10.34	Executed Interest Rate Master Agreement Dated June 2, 2005
10.35	Agreement of Merger of Mercury Acquisition Corporation, a California Corporation, and Dynamics Technology, Inc., a California Corporation Dated July 1, 2005
10.36	Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc. Dated April 4, 1984
10.37	First Amendment to Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc. Dated June 30, 1985
10.38	Second Amendment to Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc. Dated July 14, 1989
10.39	Third Amendment to Lease Agreement Between the DABP Associated and Dynamics Technology, Inc. Dated October 29, 1990
10.40	Fourth Amendment to Lease Agreement Between the Del Amo Business Plaza and Dynamics Technology, Inc. Dated September 2, 1992
10.41	Fifth Amendment to Lease Agreement Between the Del Amo Business Plaza Partners, L.P. and Dynamics Technology, Inc. Dated September 15, 1997
10.42	Sixth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc. Dated May 30, 2002
10.43	Seventh Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc. Dated August 29, 2003
10.44	Eighth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc. Dated October 29, 2004
10.45	Ninth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc. Dated April 27, 2005
10.46	Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc. Dated May 16, 2003
10.47	First Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc. Dated June 4, 2004
10.48	Amendment to Executed Loan Agreement Dated June 8, 2005
10.49	Fourth Amendment to Lease Between Eden Roc Partnership and Applied Signal Technology, Inc. Dated May 3, 2005
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).