Form 10-K
period 2005-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2006-01-17
CIK 741696

United States Securities and Exchange Commission Washington, D.C. 20549 Form 10-K (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2005 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________________ to ____________________.
Commission file number 0-21236
Applied Signal Technology, Inc. (Exact name of registrant as specified in its charter)
California (State or other jurisdiction of incorporation or organization)	77-0015491 (I.R.S. Employer Identification No.)
400 West California Avenue, Sunnyvale, CA 94086 (Address of principal executive offices) (408) 749-1888 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: Not Applicable.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	✓ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	✓ No
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

Indicate by a check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
✓ Yes	No
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes	✓ No

Aggregate market value of the voting common stock held by non-affiliates of the registrant:
Common Stock, without par value – $212,869,708 as of April 30, 2005, based on the closing price on such date for the registrant’s common stock reported by the NASDAQ National Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of registrant’s common stock outstanding: Common Stock, without par value – 11,528,318 shares as of October 31, 2005.
Documents Incorporated by Reference

The registrant has incorporated by reference into Part II, item 5 and Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Shareholders to be held on March 15, 2006.

Index
Applied Signal Technology, Inc.

Part I

Item 1: Business

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “believes,” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth below under “Item 1A: Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC) after the date of the Annual Report. These SEC filings, as well as our latest annual report, can be obtained through our website at www.appsig.com. In addition, hard copies can be obtained free of charge through our investor relations department.

Description of the Business

Applied Signal Technology, Inc., (AST) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and non-man-made signals. The man-made signal processing is for both communications intelligence (COMINT) and electronic intelligence (ELINT). The non-man-made signal processing is applied to phenomenological sensors. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

COMINT derives intelligence from telecommunications signals. Our COMINT signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our COMINT signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At inception, our efforts were primarily focused on COMINT processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems and related services.

ELINT derives intelligence from signals associated with weapon systems. Our investment in ELINT is directed toward the development of equipment for the collection and processing of weapons systems signals. This equipment will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness.

In order to diversify into phenomenological sensor signal processing, AST acquired Dynamics Technology, Inc. (DTI) on July 1, 2005. DTI was a privately held California corporation headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI was a provider of advanced sensor signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies.

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

Communications Intelligence (COMINT)

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

The ever-increasing commercial development of telecommunications equipment has led to a significant increase in the overall quantity of information communicated and an increase in the density of signals transmitted throughout the RF spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and in the global information network (such as the Internet) in recent years, resulting in a significant increase in the amount of information being communicated. Consequently, the requirement to develop COMINT equipment capable of collecting and processing an increased quantity of signals, as well as new types of signals, has increased significantly.

We devote significant resources toward understanding the United States Government’s COMINT goals, capabilities, and perceived future needs. We obtain information about these signal reconnaissance needs through frequent marketing contact between our employees and technical and contracting officials of the United States Government. In addition, we invest in research and development (R&D) activities that we anticipate will enable us to develop signal reconnaissance equipment that meets the future needs of the United States Government.

Our COMINT products can be used, with or without further modification, to satisfy requirements of a variety of customers. Our products can be deployed readily in a wide variety of circumstances to meet current United States Government signal reconnaissance requirements.

The United States Government is continuing to increase funding for counterterrorism. Counterterrorism is focused on individuals and groups of individuals, and relies heavily on intelligence gathering. A key source for intelligence is COMINT. We are a resource to the United States Government, providing COMINT products, systems, and services.

Electronic Intelligence (ELINT)

The same countries that have political instability and terrorist activities are modifying older Soviet-developed weapon systems as well as developing new weapon systems. Accordingly, the United States Government must invest in new ELINT technologies to gather intelligence about these weapon systems. There is also a need to advance ELINT technology to provide battlefield mapping and force protection against these new weapon systems.

We are investing to develop a state-of-the-art ELINT processor that will provide characterization and location of these new weapon systems. We expect that this investment will result in a product that will also be applicable to unmanned aerial vehicles, which we believe will be the platform of choice for future ELINT missions.

Sensor Processing

In the current counterterrorism campaign, the United States Government has determined that phenomenological information is very important in aiding the detection and location of terrorist activities. We believe that sensor detection of chemicals that might be used for explosives or ferrous materials that might indicate installations of improvised explosive devices is a high-priority information source to the United States Government.

As a result, the United States Government is investing to add phenomenological sensor data to other forms of intelligence (for example, COMINT) in order to obtain a more complete information set regarding possible terrorist activities. With the acquisition of DTI on July 1, 2005, AST now has a phenomenological sensor processing capability and we are currently investing to transition some of the acquired technological sensor processing solutions into fieldable solutions.

Homeland security requires a robust system that quickly conducts covert or overt inspection of containers, vehicles, packages and facilities anywhere in the world, on land or sea, using tools that reach beyond the fixed site border security systems. In particular, U.S. security forces need to have a portable capability to “see” through walls and other barriers to non-intrusively identify dangerous materials on the other side.

To address this need, Applied Signal Technology, united with industry and government partners, is developing neu-VISION™ — a portable neutron imaging and material identification system designed to provide through-barrier detection and classification of explosives, chemical agents, radiological or nuclear materials, and other hazardous materials in a variety of operational settings. The innovative neutron imaging technology serves an important role in the nation’s integrated security capability with its unique combination of barrier penetration, 3-dimensional representation, material identification, and operational flexibility. We have obtained a license to operate neutron-imaging equipment at our non-intrusive inspection test facility in Torrance, California.

Segments

We have reviewed our business operations and determined that we operate in a single homogeneous business segment. We sell similar products and services with similar economic characteristics to similar classes of customers, primarily to the U.S. Government, its agencies, or prime contractors for the United States Government. Our technologies and the operations of our groups and divisions are highly integrated. Revenues and costs are reviewed monthly by management on an individual contract basis as a single business segment.

Strategy

Our objective is to anticipate the needs of the global security marketplace and to invest in research and development so we can provide solutions before our competitors. In some cases, our solution is to develop equipment or services that address new telecommunications technologies or detection of new phenomena of importance. In other cases, our solution is to develop equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. Our strategy to accomplish these objectives focuses on the following elements:

Anticipate marketplace needs. We devote significant resources in order to anticipate future global security needs. We monitor technological and commercial advances in telecommunications as well as trends in terrorist activities to identify what we believe are new opportunities for the development of our products. We obtain information about marketplace needs through frequent contact with technical and contracting officials of pertinent government agencies within the intelligence community.

Many times, the United States Government grants sole-source contracts when a single contractor is deemed to have expertise or technology that is superior to that of competing contractors. Since our inception, a significant portion of our revenues has been from sole-source contracts.

Invest in research and development. We invest in research and development that we believe will enable us to develop equipment and services that will satisfy the future global security needs of our customers. This, in turn, often enables us to introduce products that meet marketplace demands before our competitors. An important aspect of our R&D efforts is the understanding of information sources that could enhance global security in order to anticipate the future signal processing needs of our customers. Not only does this allow us to direct R&D engineering efforts to produce solutions promptly once a customer expresses a requirement, but it often allows us to educate the customer about potential requirements and simultaneously present a conceptual solution to those requirements.

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

Products

Communications Intelligence (COMINT) Products

Our COMINT products consist of signal collection and processing equipment that use software and hardware that we developed over many years. This software and hardware enables our processing equipment to evaluate large numbers of radio frequency signals and to select the relatively small portion that contains information likely to be useful to the United States Government. We offer a variety of COMINT products that can be categorized as follows.

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

Wideband processors. These processors “clean” telecommunication signals for further processing by VGC processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortions that these processors correct are multipath interference (caused by the reception of a signal and its reflections) and co-channel interference (caused by the reception of multiple interfering signals). Commercial telecommunication companies overcome these distortions with careful alignment and tuning that requires interruption of the telecommunication signals. Our wideband processors perform this alignment independently and automatically by using proprietary adaptive algorithms that let the processors “learn” how to adjust their parameters to process the incoming signals. One of our wideband products processes signals that carry thousands of VGCs in a globally used digital format that is particularly susceptible to distortions. Our wideband processors currently range in price from approximately $40,000 to approximately $60,000.

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

Software products. Software products are based upon the use of commercial off-the-shelf hardware processors. With current state-of-the-art computer and component technologies (for example, field-programmable gate arrays, Pentium processors, G4 processors), global security requirements can often be met by utilizing off-the-shelf “compute engines.” We develop our software products so the signal processing can be performed in these engines when applicable. Our software products, utilizing our proprietary licenses, range in price from approximately $5,000 to approximately $100,000.

Sensor products. Our sensor products are comprised of two categories: active sensing and passive sensing.

Active sensing products analyze the phenomena that result from a stimulus such as sonar, radar, or neutron bombardment. These products include synthetic aperture sonar for undersea imaging, associated particle imaging for cargo inspection, and synthetic aperture radar processing for global change detection.

The passive products include magnetic, acoustic, and electromagnetic processors for land mine detection, underground facility detection, and anti-submarine warfare.

The sensor products range in price from approximately $200,000 to approximately $1,000,000.

Systems

Systems development. We also develop and deliver entire systems in situations where the capabilities of our products formulate the majority of the system capability. These systems include our custom developed system software, and the integration of the appropriate compilation of our products as well as, at times, the integration of other vendors’ products. Pricing for processing systems can vary widely depending on systems requirements and may range from one to tens of millions of dollars.

Systems integration. In recent years, we have applied our expertise to integrate signal processing systems comprised mainly of other vendors’ products. These system integration efforts are usually performed at a customer’s facility or site (many times in foreign countries). These contracts may include the development of system software, the physical integration of other vendors’ products, and the final system testing to verify performance. These contracts may require us to perform on-going maintenance and mission management efforts. These contracts can range from approximately $500,000 to millions of dollars.

ELINT systems. We are currently investing to develop an airborne ELINT processing system capable of being installed in either manned or unmanned aerial vehicles. This system will be capable of identifying modern weapon systems of foreign countries and precisely geo-locating their position in the battlefield.

Services

We perform engineering services for current operational systems. Examples of these services are: 1) evaluation of current performance; 2) engineering improvements for performance enhancement; 3) evaluation of signals being processed to develop system operation techniques that can improve the intelligence gathering; 4) on-going mission management of a system; and 5) customer training in the usage of our standard products. Contracts for these services range in price from approximately $50,000 to several hundred thousand dollars.

Customers, Contracts, and Marketing

Customers

Since our inception, purchases by the United States Government have accounted for almost all of our revenues. These purchases occur in two ways: contracts directly with the government, and subcontracts to prime contractors. Direct contracts with the United States Government accounted for approximately 67%, 63%, and 59% of revenues in fiscal years 2005, 2004, and 2003, respectively. The subcontracts under which we supply products or services to prime contractors that have contracts with the United States Government accounted for approximately 28%, 34%, and 39% of revenues in fiscal years 2005, 2004, and 2003, respectively.

Our United States Government customers consist of military and intelligence agencies that have signal reconnaissance needs. Within our primary customer agencies, we have contracts with approximately 40 different offices, each with separate budgets and contracting authority.

The following table identifies the source of our revenues for fiscal years 2005, 2004, and 2003 by customer type:

	FY05	FY04	FY03
Intelligence Agencies	72%	80%	84%
Military	23%	17%	14%
Law Enforcement	—	—	1%
Foreign	2%	2%	1%
Commercial	3% -----------	1% -----------	— -----------
	100% ======	100% ======	100% ======

Contracts with all offices of two intelligence agencies accounted for approximately 28% and 44% of revenues in fiscal year 2005; approximately 26% and 54% of revenues in fiscal year 2004; and approximately 30% and 54% of revenues in fiscal year 2003, respectively.

Contracts

Most of our business is conducted under contracts that include United States Government security requirements. Our contracts with United States Government agencies are of two types.

Sole-source contracts are awarded by the United States Government when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. Potential suppliers compete informally for sole-source contracts through R&D investment and marketing efforts. This competition requires a contractor to identify the United States Government’s requirements early and invest in developing potential solutions so that the contractor can demonstrate a distinguishing expertise or technology promptly after the United States Government has identified a requirement. Sole-source contracts are awarded without a formal competition.

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

The following table identifies the allocation of revenues we generated for fiscal years 2005, 2004, and 2003 between contracts awarded on a sole-source basis and contracts awarded on a competitive-bid basis.

	FY05	FY04	FY03
Sole-Source Contracts	82%	96%	81%
Competitive-Bid Contracts	18% -----------	4% -----------	19% -----------
	100% ======	100% ======	100% ======

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

Four contracts represented an aggregate of 29.4% of revenues for fiscal year 2005, and three contracts represented an aggregate of 28.4%, and 19.7% of revenues for fiscal years 2004, and 2003, respectively. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type:

	FY05	FY04	FY03
Cost-reimbursement contracts	79%	74%	73%
Fixed-price contracts	21% -----------	26% -----------	27% -----------
	100% ======	100% ======	100% ======

We believe that our mix of contract types in fiscal year 2006 will be similar to our mix of contract types in fiscal year 2005.

Most of our fixed-price contracts are for the manufacture of multiple units of our established products, rather than the development of new products. We believe that the risk of cost overruns is much less in the case of fixed-price manufacturing contracts, where the product has already been developed and at least a prototype made, than in the case of fixed-price development contracts.

We are subject to price redetermination on certain fixed-price United States Government contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2005, 2004, and 2003, we did not have claims against us for noncompliance with these regulations, although, during fiscal year 2005 we did settle one dispute with the U.S. Government relating to earlier contracts.

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

In addition to our primary technical marketing, we also conduct marketing activities designed to increase our visibility with existing and potential customers. Each year we conduct equipment shows in the Washington, D.C. area, demonstrating the operation of many of our products. Additionally, we use direct mail and magazine advertising from time to time to inform potential customers of available products. We also produce a product summary catalog.

Backlog

Our backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts, was $140,193,000, $143,369,000, and $87,074,000, at October 31, 2005, 2004, and 2003, respectively. Anticipated revenues included in backlog may be realized over a multi-year period and include contracts that are fully funded as well as contracts that are only partially funded. We include a contract in backlog when the contract is signed by us and by our customer. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in our contracts. (See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog.”) Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.

Research and Development

We conduct R&D pursuant to United States Government R&D contracts and as part of our own R&D investment. We believe that our investment in R&D provides us with a significant competitive advantage. Research and development expenses incurred by us were approximately $16,125,000, $14,160,000, and $7,526,000 in fiscal years 2005, 2004, and 2003, respectively. As a percent of revenue, R&D equated to 10.3%, 9.9%, and 7.9% in fiscal years 2005, 2004, and 2003 respectively.

In fiscal years 2005, 2004 and 2003, our R&D program was funded entirely by the billing rates charged to our customers.

We seek to develop technology capable of addressing new global security signal processing requirements before our competitors. In addition, we focus R&D on developing products and services that can be used, with or without further modification, to satisfy various needs of a variety of customers, thereby permitting us to offer a prompt solution.

Company Technical Operations

The technical operations of AST consists of a Communications Systems Group, a Sensor Signal Processing Group, an Electronic Systems Division, and an Operations Division. All of these organizations report to our Chief Operating Officer. Because of the integral technologies and operations of our groups and divisions to date, we have determined that AST has only one corporate-wide reporting entity.

The Communications Systems Group provides our COMINT products and services, and research and development for COMINT collection and processing solutions. Within the Communications Systems Group are two engineering divisions, the Wireless Communications Systems Division and the Multichannel Systems Division.

The Sensor Signal Processing Group provides advanced sensor signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies. Within the Sensor Signal Processing Group are two engineering divisions, the Ocean Systems Division and the National Security Systems Division.

The Electronic Systems Division, an engineering division, provides research and development for solutions to ELINT requirements.

The Operations Division is primarily responsible for manufacturing multiple units of products for our divisions and groups.

The engineering and operations organizations work together to ensure that production-related issues, such as reliability, maintenance, and the ability to manufacture, are addressed from initial product definition through the final product shipment.

As of December 16, 2005, there were 454 employees in the engineering organizations and 71 employees in the Operations Division. (See “Employees” on page 13.)

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

Competition

The global security market is highly competitive and we expect that competition will continue to increase in the future. Some of our current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. Our current competitors include L-3 Communications, BAE Systems, Boeing, Raytheon Corporation, General Dynamics, Harris Corporation, Lockheed Martin, Northrop Grumman, Argon ST, Digital Receiver Technology, EDO Corporation, QinetiQ, and Sierra Nevada Corporation. Substantial competition could impose pricing pressure on sales of our products, develop and introduce new products meeting market demand more quickly than we can, and result in lower revenue and decreased sales, which would have a materially adverse effect on our financial condition and operating results.

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

Proprietary Rights

The United States Government has rights to most of the technology that we have developed under government contracts, including rights to permit other companies, including our competitors, to use this technology to develop products for the United States Government. To our knowledge, the United States Government has not exercised these rights related to our products.

As of October 31, 2005, we had four issued patents. We believe that, given the rapidly changing nature of signal collection and processing technology, our future success will depend primarily upon the technical competence and creative skills of our personnel, rather than the legal protection afforded by patents. We attempt to protect our trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated, or circumvented; that any rights granted under these patents will provide us adequate protection; or that there will be sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Although we do not believe that we are infringing upon the intellectual property rights of others, it is possible that such a claim will be asserted against us in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, we could experience loss or cancellation of customer orders, product shipment delays, or could subject us to significant liabilities to third parties. If our products were found to infringe on a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to continue selling our products. Royalty or licensing agreements, if required, may not be available under acceptable terms or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a materially adverse effect on our business.

Government Regulations

Many of our operations are subject to compliance with regulatory requirements of federal, state, and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety, and protection of the environment. Most importantly, we must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalties for noncompliance or misrepresentation in the course of negotiations. Failure to comply with our government procurement or contracting obligations or security obligations could result in penalties imposed against us or suspension from government contracting, which would prevent us from selling our products to the United States Government, severely limiting our ability to operate our business and generate revenue, resulting in a materially adverse effect on our financial condition and operating results. (See Item 1: “Business—Customers, Contracts, and Marketing” on page 6 .)

While compliance with applicable regulations has not adversely affected our operations in the past, we cannot be sure that we will continue to be in compliance in the future or that these regulations will not change, resulting in increased operational costs.

Employees

As of December 16, 2005, we had 677 employees. Our business requires that a large number of our technical employees obtain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in marketing require the appropriate clearances to meet with government technical representatives and discuss the government’s needs. We have a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 70% of our staff has security clearances. Our success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom could adversely affect our business materially. We believe we maintain a good relationship with our employees.

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and the related notes.

We are subject to a number of special risks as a result of our acquisition of Dynamics Technology, Inc. On July 1, 2005, we acquired DTI for approximately $30.1 million, plus estimated transaction costs. Our future results of operations will be substantially influenced by the operations of the new business unit, and as a result of the acquisition, we will be subject to a number of risks and uncertainties, including the following:

  We continue to integrate the technologies and operations of DTI, and if we do not complete this integration in a timely and efficient manner, management resources could be diverted and our business and operating results could suffer. We are a larger, more geographically dispersed and complex organization, and if our management is unable to effectively manage the combined company, our operating results will suffer.
  As a result of the acquisition, we are entering markets in which AST has no or limited prior experience. We may not be successful in these markets, and we may be unable to retain all existing, or enter into new, contracts for DTI’s business lines. In addition, we may not achieve the strategic objectives and other anticipated potential benefits of the acquisition. Our failure to achieve these strategic objectives could have a material, adverse effect on our revenues, expenses, and operating results.
  Transaction costs associated with the acquisition have been included as part of the total purchase cost for accounting purposes. In addition, we may incur charges to operations in amounts that are not currently estimable, in the quarters following the acquisition, to reflect costs associated with integrating the two companies, and we will continue to record additional operating expenses associated with the amortization of other intangible assets acquired in the acquisition. These costs could adversely affect our future liquidity and operating results.
  Both companies had as their largest customer the U.S. Government. The contracts entered into by both companies with the U.S. Government are terminable by the U.S. Government. It is still too early to determine whether the U.S. Government will maintain existing, or enter into new contracts with the combined company. It is possible that, as a result of the acquisition, our customers may delay or defer contracting decisions, which could have a material, adverse effect on our business.
  As a result of the acquisition, we incurred debt in the amount of $10 million, and our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.
  The acquisition will increase the cost and complexity of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to the evaluation and attestation of our internal control systems.
  We may also be assuming unknown liabilities; risk the incurrence of expenses related to the future impairment of goodwill; or the incurrence of other large write-offs immediately or in the future.

We may not achieve the anticipated benefits of our investments in new business opportunities and any such investments could have a negative, material impact on our operating results and financial condition. We have formed the Electronic Systems Division in order to expand our historical COMINT business into ELINT. This diversification requires us to invest additional capital, open new facilities, and incur additional R&D expenditures. In addition, diversification results in diversion of management’s attention from our core business. Although we believe that entering into these new business areas will be important to remaining competitive in the defense electronics marketplace, there can be no assurance that we will derive benefits from this diversification and we could incur significant unanticipated costs, which could have a material impact on our results of operations.

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

For example, during June 2004, we received a stop-work order instructing us to stop work on a portion of our largest single contract. In accordance with the instructions received from the other contracting party, we prepared a proposal that detailed the tasks that were stopped and estimated the reduction in contract costs. Final negotiations were completed during the fourth quarter of 2005. New orders and backlog were reduced by approximately $12 million. As a result of the stop-work order, we estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, by approximately $6 to $7 million in fiscal year 2005, and the balance in fiscal year 2006. There can be no assurance that stop-work orders will not be received in future periods.

Any reduction in government spending on global security could materially adversely impact our revenues, results of operations, and financial condition. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of our revenues. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding to pay for other programs. Future reductions in United States Government spending on global security or future changes in the kind of products or services required by the United States Government agencies could limit demand for our products and services, which would have a materially adverse effect on our operating results and financial condition.

In the event there are shifts in responsibilities and functions within the defense and intelligence communities, it could result in a reduction of orders for global security by the defense and intelligence agencies that have historically been our major customers. Our relationships with other Government agencies to whom responsibilities and functions for our contracts have been shifted may not be as strong as our relationships with current customer agencies. Accordingly, a reduction in contracts from our customer agencies may not be offset by contracts from other United States Government agencies. Even if other agencies increase spending for global security, we may not secure the same amount of work from these agencies. As a result, demand for our products and services could decline, resulting in a decrease in revenues, and could adversely affect our operating results and financial condition materially.

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

We depend on revenues from a few significant contracts, and any loss, cancellation, reduction, or delay in these contracts could harm our business. From time to time, including recent periods, we have derived a material portion of our revenue from one or more individual contracts that could be terminated by the customer at the customer’s discretion. We expect that in future periods we may again enter into individual contracts with significant revenue concentrations. If such contracts were terminated or substantially reduced, revenues and net income could significantly decline, and we have in the past experienced a significant reduction on one of our contracts.

U.S. Government contracts are generally not fully funded at inception and funding may be terminated or reduced at any time. We act as a prime contractor or subcontractor for many different U.S. Government programs. Department of Defense and intelligence contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenues attributable to that program.

Many of our government contracts span one or more base years with multiple option terms. Government agencies generally have the right not to exercise these option terms. If an option term on a contract is not exercised, we will not be able to recognize the full value of the contract awarded. Our backlog as of October 31, 2005 was approximately $140.2 million. We exclude from backlog unexercised options on contracts. Our backlog includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

Our business depends upon our relationships with, and the performance of, our prime contractors. We expect to continue to depend on relationships with other contractors for a substantial portion of our revenues in the foreseeable future. Our business, prospects, financial condition, or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the Government terminates or reduces these other contractors’ programs or does not award them new contracts.

In addition, on those contracts for which we are not the prime contractor, the U.S. Government could terminate a prime contract under which we are subcontractor, irrespective of the quality of our performance as a subcontractor. A prime contractor’s performance deficiencies could adversely affect our status as a subcontractor on the program, jeopardize our ability to collect award or incentive fees, cause customers to delay payments, and result in contract terminations.

We depend on revenues from a few significant customers, the loss of any significant customer could have an adverse effect on our business. Our success will depend on our continued ability to develop and manage relationships with significant customers. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the United States Government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our products and services in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.

Continued competition in global security may lead to a reduction in our revenues and market share. The global security market is highly competitive and we expect that competition will continue to increase in the future. Our current competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. We expect that more companies will enter the market for global security, possibly resulting in pricing pressures on our products and services. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins, or loss of market share, any of which could significantly harm our business. Our competitors may introduce improved products with lower prices, and we will have to do the same to remain competitive.

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

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new signal processing solutions and create contractual obligations that achieve market acceptance. The market for our products is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, and evolving industry standards. We believe that we have been successful to date in identifying certain global security needs early, investing in research and development to meet these needs, and delivering products before our competitors. We believe that our future success will depend upon continued development and timely introduction of products capable of satisfying emerging global security needs. However, we expect that new requirements will continue to emerge. Our future performance will depend on the successful development, introduction, and market acceptance of new and enhanced products that address these new requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. There can be no assurance that we will be able to develop and market new products successfully in the future or respond effectively to new requirements, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.

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

Delays in the receipt of contracts could negatively impact our business. During our history, the receipt of certain final contracts has periodically been delayed to periods later than originally expected. While we work closely with our customers to try to capture what we believe to be sole-source orders, delays in the receipt of such orders could result in revenues falling short of estimates. On some of these contracts, we will make expenditures in advance of receipt of the final contract in anticipation of meeting the expected timetables, and will from time to time hire personnel in anticipation of receipt of the contract. If the contract is delayed, these costs are not covered. In addition, gross margins and net income will decrease if we elect to hold our cost structure in place while awaiting the award of delayed contracts.

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

Continued compliance with new regulatory and accounting requirements will be challenging and is likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations. As a result of compliance with the Sarbanes-Oxley Act of 2002, as well as changes to listing standards adopted by the Nasdaq Stock Market, and the attestation and accounting changes required by the Securities and Exchange Commission, we are required to implement additional internal controls, to improve our existing internal controls, and to comprehensively document and test our internal controls. As a result, we are required to hire additional personnel and to obtain additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Changes in the accounting rules, including legislative and other requirements to account for employee stock options as a compensation expense among others, are expected to materially increase the expenses that we report under generally accepted accounting principles, which may adversely affect our operating results.

Changes in stock option accounting rules are expected to adversely impact our operating results prepared in accordance with generally accepted accounting principles. We have historically used broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Historically, we elected to apply APB 25 and the disclosure provisions of SFAS 123 and accordingly we did not recognize any expense with respect to employee stock options for periods up to and including October 31, 2005 as long as such options were granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued Statement 123(R), “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The SEC has issued rules which allow companies to implement Statement 123(R) at the beginning of the annual reporting period that begins after June 15, 2005. Consistent with the new rule, we will be required to adopt Statement 123(R) in the first quarter of our 2006 fiscal year, and will implement the new standard on a prospective basis. We are continuing to evaluate the effect that the adoption of Statement 123(R) will have on our financial position and results of operations, we expect that our adoption of this standard will adversely affect our operating results in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements” below.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Our corporate offices, located in Sunnyvale, California, also serve as our primary research and development, engineering, production, marketing, and administrative center. As of October 31, 2005, we leased five buildings totaling approximately 266,077 square feet under a lease that expires in March 2012.

In addition, we maintain eight offices within the United States. We lease the following properties: 29,121 square feet in Annapolis Junction, Maryland (lease expires May 2009); 15,250 square feet in Herndon, Virginia (lease expires March 2011); 10,962 square feet in Hillsboro, Oregon (lease expires October 2009); 27,345 square feet in Salt Lake City, Utah (lease expires October 2009); 32,000 square feet in Allen, Texas (lease expires February 2011); 19,383 square feet in Torrance, California (lease expires February 2008); 2,008 square feet in Torrance, California (lease expires October 2007); 4,328 square feet in Anaheim, California (lease expires April 2009); and 14,090 square feet in Arlington, Virginia (lease expires June 2013).

Our business requires that we maintain a facility clearance, sponsored and approved by the United States Government, at most of our offices. This approval could be suspended or revoked if we are found not to have complied with security regulations applicable to such facilities. Any revocation or suspension of such approval that materially delayed delivery of our products to customers would have a material adverse impact on our ability to manufacture and sell our products and operate our business. Although we have adopted policies directed at assuring our compliance with relevant regulations, there can be no assurance that the approved status of our facilities will continue without interruption.

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

On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases have been consolidated as In regards to Applied Signal Technology, Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA) (N.D. Cal.). The consolidated complaint is brought on behalf of a putative class of persons who purchased our securities during a class period of August 24, 2004 through February 22, 2005. The complaint names us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and alleges that false and misleading statements regarding us were issued during the class period. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

Part II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Selected Common Stock Data

Our common stock trades on the NASDAQ National Market under the symbol “APSG.” As of October 31, 2005, the closing price of our common stock, as reported on NASDAQ, was $17.87, and we had approximately 307 registered shareholders of record with our transfer agent. The following table sets forth the high and low closing prices for our common stock over the eight quarters ending October 31, 2005.

Closing Prices, as reported on NASDAQ	High	Low
Fiscal Year ended October 31, 2004
First quarter	$28.39	$20.07
Second quarter	$29.28	$25.00
Third quarter	$35.73	$24.30
Fourth quarter	$37.64	$28.40
Fiscal Year ended October 31, 2005
First quarter	$38.89	$27.42
Second quarter	$30.35	$19.51
Third quarter	$21.75	$16.50
Fourth quarter	$21.25	$17.16

In November 2004, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends were paid on February 11, 2005, May 13, 2005, August 12, 2005, and November 11, 2005 to shareholders of record at January 28, 2005, April 29, 2005, July 29, 2005, and October 31, 2005.

In November 2005, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends are expected to be paid on February 10, 2006, May 12, 2006, August 11, 2006, and November 10, 2006 to shareholders of record at January 27, 2006, April 28, 2006, July 28, 2006, and October 31, 2006.

The continued payment of dividends and the amount thereof in the future will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board of Directors may deem relevant.

We did not repurchase any of our equity securities during the fourth quarter of fiscal year 2005 nor issue any securities that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to our proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 31, 2005.

Item 6: Selected Financial Data

(In thousands, except per share data)

Summary of Operations:	Year Ended October 31, 2005
	2005	2004	2003	2002	2001
Revenues from contracts	$156,061	$142,836	$95,384	$76,184	$73,489
Operating expenses:
Contract costs	102,938	94,705	63,335	49,067	52,199
Research and development	16,125	14,160	7,526	8,798	17,122
General and administrative	22,167	16,601	15,337	15,160	20,451
Restructuring costs	— ------------	— ------------	— ------------	— ------------	2,689 ------------
Total operating expenses	141,230 ------------	125,466 ------------	86,198 ------------	73,025 ------------	92,461 ------------
Operating income (loss)	14,831	17,370	9,186	3,159	(18,972)
Interest income (expense), net	648 ------------	576 ------------	510 ------------	34 ------------	435 ------------
Income (loss) before provision for income taxes	15,479	17,946	9,696	3,193	(18,537)
Provision (benefit) for income taxes	6,235 ------------	5,972 ------------	1,031 ------------	(728) ------------	(6,154) ------------
Net income (loss)	$9,244 =======	$11,974 =======	$8,665 =======	$3,921 =======	($12,383) =======
Cash dividends declared per common share	$0.50	$0.50	$0.1875	—	$0.125
Net income (loss) per common share:
Basic	$0.81	$1.08	$0.83	$0.40	($1.31)
Diluted	$0.79	$1.03	$0.80	$0.39	($1.31)
Number of shares used in calculating net income (loss) per common share:
Basic	11,400	11,042	10,459	9,889	9,417
Diluted	11,759	11,638	10,863	10,061	9,417
Financial Position at End of Fiscal Year:	Year Ended October 31, 2005
	2005	2004	2003	2002	2001
Working capital	$63,188	$76,659	$63,555	$50,191	$41,207
Total assets	134,323	111,452	89,947	73,824	66,642
Long term debt	8,215	—	—	—	—
Retained earnings	54,974	51,448	45,021	38,343	34,422
Shareholders’ equity	97,932	89,366	76,218	64,973	59,317

Note: The financial results include the results of DTI in 2005, since its acquisition on July 1, 2005.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A: Risk Factors.

Overview

Applied Signal Technology, Inc., (AST) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and non-man-made signals. The man-made signal processing is for both communications intelligence (COMINT) and electronic intelligence (ELINT). The non-man-made signal processing is applied to phenomenological sensors. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

COMINT derives intelligence from telecommunications signals. Our COMINT signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our COMINT signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At inception, our efforts were primarily focused on COMINT processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems and related services.

ELINT derives intelligence from signals associated with weapon systems. Our investment in ELINT is directed toward the development of equipment for the collection and processing of weapons systems signals. This equipment will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness. Our ELINT initiatives are new and to date we have derived no revenue from the sale of ELINT products or services.

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

In order to diversify into phenomenological sensor signal processing, we acquired Dynamics Technology, Inc. (DTI) on July 1, 2005. DTI was a privately held California corporation headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI was a provider of advanced sensor signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies. We acquired DTI for $30.1 million in cash and funded the purchase from our cash and investments and a term loan that we entered into with Wells Fargo Bank, National Association, in the principal amount of $10 million. Ten percent (10%) of the purchase price was deposited into an escrow account for twelve (12) months from closing date to satisfy certain indemnification obligations of the DTI shareholders. In addition, we incurred an estimated $1.3 million of related transaction costs.

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

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type. Four contracts represented an aggregate of 29.4% of revenues for fiscal year 2005, and three contracts represented an aggregate of 28.4% and 19.7% of revenues for fiscal years 2004, and 2003, respectively. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type:

	FY05	FY04	FY03
Cost-reimbursement contracts	79%	74%	73%
Fixed-price contracts	21% ----------	26% ----------	27% ----------
	100% ======	100% ======	100% ======

We believe that the mix of contract types in fiscal year 2006 will be similar to fiscal year 2005.

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

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be critical accounting policies. See Notes to Condensed Consolidated Financial Statements, “Note 1: Summary of Significant Accounting Policies,” included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs). Indirect costs include overhead, research and development, and general and administrative expenses. Indirect costs are not applied to subcontract costs that are in excess of $250,000 and that meet certain other predetermined criteria. We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

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

During fiscal year 2005, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year, by modifying our billing rates to our customers, which increased revenues by approximately $3,949,000, and operating expenses by approximately $4,935,000.

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

Allowance for bad debt. Since the majority of our revenues are generated from the U.S. Government, we regard the credit risk of our business to be minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off. At October 31, 2005, 2004 and 2003, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during fiscal year 2005 and 2004. During fiscal year 2003, we recorded approximately $154,000 to bad debt expense.

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

Inventory activities during fiscal year 2005 and fiscal year 2004 included disposing of approximately $422,000 and $1,983,000, respectively, of obsolete products. The disposed items included units in various stages of completion.

Income taxes. Our income tax expense at interim reporting periods is based on an estimated effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate, due to items such as expected benefits from R&D credits and the reversals of valuation allowances.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2005, 2004, or 2003, although we did settle an outstanding contract dispute relating to older contracts with the U.S. Government for approximately $500,000. This settlement did not result in a negative impact to our fiscal year 2005 earnings because the amount paid by us in settlement was fully reserved in prior years.

Business Combination. In accordance with business combination accounting, we allocated the purchase price of DTI to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. We engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation required management to make significant estimates and assumptions, especially with respect to intangible assets.

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

Goodwill valuation. We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; and loss of key personnel.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance as well as estimating discount rates.

Based on our analysis, we concluded no impairment existed.

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

Operating Results—Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, our backlog:

	Year Ended October 31,
	2005	2004	2003
Revenues from contracts	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	66.0%	66.3%	66.4%
Research and development	10.3%	9.9%	7.9%
General and administrative	14.2% ------------	11.6% ------------	16.1% ------------
Total operating expenses	90.5% ------------	87.8% ------------	90.4% ------------
Operating income	9.5%	12.2%	9.6%
Interest income (expense), net	0.4% ------------	0.4% ------------	0.5% ------------
Income before provision (benefit) for income taxes	9.9%	12.6%	10.2%
Provision (benefit) for income taxes	4.0% ------------	4.2% ------------	1.1% ------------
Net income	5.9% =======	8.4% =======	9.1% =======
Backlog (thousands of dollars)	$140,193	$143,369	$87,074

Results

Revenues for fiscal year 2005 were $156,061,000, up 9% from revenues of $142,836,000 recorded during fiscal year 2004. The acquisition of Dynamics Technology, Inc. (“DTI”) was completed on July 1, 2005. This acquisition increased our revenue for the remaining four months of fiscal year 2005 by approximately $8.1 million. In fiscal year 2005, new orders declined 37% and ending backlog declined 2% compared to fiscal year 2004.

Operating income for fiscal year 2005 was $14,831,000 compared to operating income of $17,370,000 recorded during fiscal year 2004. Operating income was lower for fiscal year 2005 when compared to fiscal year 2004 due to higher program fees earned in fiscal 2004; a shift in favor of engineering development contracts that do not return as high a profit margin as our production contracts; the estimated impact of absorbing approximately $986,000 (approximately $750,000 of this amount was recorded in the third quarter of fiscal year 2005) of the company’s unfavorable fiscal year 2005 indirect rate variance that was created, in part, as a result of approximately $2.2 million of costs associated with the internal control requirements of the Sarbanes-Oxley Act, and the amortization expense of approximately $265,000 related to the intangibles recorded as a result of the acquisition of Dynamics Technology, Inc.

Net income for fiscal year 2005 was $9,244,000 or $0.79 per diluted share compared to net income of $11,974,000 or $1.03 per diluted share for fiscal year 2004. Our tax rates for fiscal years 2005 and 2004 were approximately 40% and 33%, respectively.

In fiscal year 2004, new orders increased 45%, revenues increased 50%, and ending backlog increased 65% compared to fiscal year 2003. Operating income increased during fiscal year 2004 when compared to fiscal year 2003 as a percentage of revenues due, in part, to the growth in revenues, and, in part, to an increase in program profitability generated from the sale of certain products. However, the increase in our effective tax rate during fiscal year 2004 caused net income to decrease as a percentage of revenues when compared to fiscal year 2003.

In fiscal year 2003, new orders increased approximately 61%, revenues increased 25%, and ending backlog increased 106%, when compared to fiscal year 2002. In addition, our operating expenses grew at a lower rate than revenues. The growth in revenue, in conjunction with controlled spending, led to a 121% increase in net income during fiscal year 2003 over fiscal year 2002.

Revenues

Revenues were approximately $156,061,000, $142,836,000, and $95,384,000 for fiscal years 2005, 2004, and 2003, respectively. Revenues increased by 9.3% during fiscal year 2005 over fiscal year 2004 and by 49.7% during fiscal year 2004 over fiscal year 2003. In fiscal year 2005, revenues increased due to an overall increase in our business, including the acquisition of DTI. In addition, we increased our indirect rates during the fourth quarter of fiscal year 2005, as a result of absorbing the indirect rate variance. The primary reason for the continued increase in revenues in recent years is an increase in engineering development efforts designed to provide a variety of global security solutions to the U.S. Government. These solutions have helped to support the U.S. Government’s global security counterterrorism efforts.

The following table identifies the source of our revenues (as a percentage of total revenues) for fiscal years 2005, 2004, and 2003 by customer type:

	FY05	FY04	FY03
Intelligence Agencies	72%	80%	84%
Military	23%	17%	14%
Law Enforcement	—	—	1%
Foreign	2%	2%	1%
Commercial	3% ------------	1% ------------	— ------------
	100% =======	100% =======	100% =======

Within the customer types, contracts with two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from all contracts with each significant customer.

	FY05	FY04	FY03
First Intelligence Agency	28%	26%	30%
Second Intelligence Agency	44%	54%	54%
One Branch of the Military	21% ----------	15% ----------	10% ----------
	93%	95%	94%

Revenues from the U.S. Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue concentration (as a percentage of total revenues) between those two categories.

	FY05	FY04	FY03
Direct Purchases	67%	63%	59%
Subcontracts	28% ----------	34% ----------	39% ----------
	95%	97%	98%

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type. Four contracts represented an aggregate of 29.4% of revenues for fiscal year 2005, and three contracts represented an aggregate of 28.4% and 19.7% of revenues for fiscal years 2004, and 2003, respectively. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration (as a percentage of total revenues) during the respective periods by contract type:

	FY05	FY04	FY03
Cost-reimbursement contracts	79%	74%	73%
Fixed-price contracts	21% ----------	26% ----------	27% ----------
	100% ======	100% ======	100% ======

New Orders and Backlog

We received new orders of approximately $127,663,000, $202,080,000, and $139,796,000 during fiscal years 2005, 2004, and 2003, respectively. New orders for fiscal year 2005 included a reduction of approximately $12 million because the company completed negotiations of a stop-work order related to a portion of its largest contract. We estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, by approximately $6 to $7 million in fiscal year 2005, with the balance decreasing revenues expected for fiscal year 2006. Fiscal year 2004 orders were significantly higher than fiscal year 2005 orders due to an increase in orders in connection with our largest contract occurring in fiscal year 2004.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised options). At the end of fiscal year 2005, ending backlog was $140,193,000. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. During the fourth quarter of fiscal year 2005, we conformed the treatment regarding approximately $15 million of acquired, unfunded DTI contracts and, as a result, added this amount to our backlog in accordance with our standard policy. The fiscal year 2005 backlog represents a 2.2% decrease to fiscal year 2004. At the end of fiscal year 2004, ending backlog was $143,369,000, representing a 64.7% increase to fiscal year 2003.

Contract Costs

Contract costs consist of direct costs incurred in the performance of contracts, including labor, materials, and overhead costs. Contract costs were approximately $102,938,000, or 66.0%, of revenues in fiscal year 2005, compared to approximately $94,705,000, or 66.3%, of revenues in fiscal year 2004, and approximately $63,335,000, or 66.4%, of revenues in fiscal year 2003. The increase in our contract costs, in absolute dollars, in fiscal year 2005 and fiscal year 2004, was consistent with our revenue growth for those fiscal years. As a percentage of revenues, contract costs fluctuated at insignificant rates between fiscal years 2003 and 2005.

Research and Development Expenses

Company-directed investment in research and development consists of expenditures recoverable from customers through billing rates and expenditures funded by us from operations. Research and development expenses were approximately $16,125,000, or 10.3%, of revenues in fiscal year 2005, compared to approximately $14,160,000, or 9.9%, of revenues in fiscal year 2004, and approximately $7,526,000, or 7.9%, of revenues in fiscal year 2003. R&D expenses grew in absolute dollars and as a percentage of revenues due to management’s decision to return R&D spending as a percentage of projected revenues to levels comparable to our long-term business model .

General and Administrative Expenses

General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs related to product warranties, and other administrative costs. General and administrative expenses were approximately $22,167,000, or 14.2%, of revenues in fiscal year 2005 compared to approximately $16,601,000, or 11.6%, of revenues in fiscal year 2004 and approximately $15,337,000, or 16.1%, of revenues in fiscal year 2003. In fiscal year 2005, general and administrative expenses increased due to costs associated with the internal control requirements of the Sarbanes-Oxley Act, and additional staff needed to support our revenue growth. The cost associated with the internal control requirements of the Sarbanes-Oxley Act was approximately $2.2 million in fiscal year 2005. In fiscal year 2004, general and administrative expenses decreased as a percentage of revenue as compared to fiscal year 2003 due to our ability to support significant revenue growth without proportionately increasing general and administrative activities. In fiscal year 2005, we recorded approximately $265,000 of amortization expense related to the intangible assets associated with the acquisition of DTI.

Interest Income and Other, Net

Interest income and other, net for fiscal year 2005 was approximately $1,027,000 compared to approximately $752,000 and $633,000 of interest income in fiscal years 2004 and 2003, respectively. Fiscal year 2005 included an increase of interest income of approximately $275,000 due to the increase of cash and investment balances over the first nine months of fiscal year 2005. Interest income in fiscal year 2004 was slightly higher than fiscal year 2003 due to increases in cash and investment balances.

Interest Expense

Interest expense for fiscal year 2005 was approximately $379,000 compared to approximately $176,000 and $123,000 of interest expense in fiscal years 2004 and 2003, respectively. Interest expense increased in fiscal year 2005 primarily due to interest payments and accruals of approximately $227,000 related to our $10 million term loan entered into in connection with the acquisition of DTI.

Provision for Income Taxes

Our provision for income taxes for fiscal years 2005 and 2004 resulted in income tax expense of approximately $6,235,000 and $5,972,000, respectively. The effective tax rate for fiscal years 2005 and 2004 are approximately 40% and 33%, respectively. The increase in our tax rate from fiscal year 2004 to fiscal year 2005 was primarily related to the increase in our state effective tax rate.

As a result of our acquisition of DTI, we incorporated DTI’s net deferred tax assets of approximately $4.3 million which are related to DTI’s net operating loss (“NOL”). The DTI NOL carried forward is limited each year as to its utilization against our taxable income pursuant to Section 382 of the Internal Revenue Code. However, while there is a yearly limitation on utilization of the NOL, there is no reduction in the total amount of the NOL that may be recognized and eventually utilized in the carry forward years. The NOL acquired as of July 1, 2005 was generated as a result of the compensation expense incurred due to the acceleration of unvested common stock options by DTI immediately prior to the acquisition. The NOL was approximately $15.7 million and $15.6 million for federal and state purposes, respectively. The federal and state NOL acquired from DTI will be carried forward for up to twenty years to offset future taxable income. As of October 31, 2005, we have determined that our stated deferred tax assets are “more likely than not” to be realized in future periods and, therefore, we have not provided a valuation allowance on the deferred tax asset. The future use of the net deferred tax asset will not result in effective tax rate benefits because the asset has been accounted for in the purchase of DTI.

In addition, we acquired income tax receivables from DTI of approximately $650,000 due to an approximately $2 million carryback of DTI net operating losses against previously taxed DTI income.

Our 2004 income tax expense included the reversal of our valuation allowance of approximately $1,454,000 on our deferred tax assets. The valuation allowance was originally recorded in fiscal year 2001. During the second quarter of fiscal year 2004, we concluded, based on our evaluation of all the criteria outlined in the applicable accounting literature, that our deferred tax assets were more likely than not to be realized. Therefore, the remainder of our valuation allowance was reversed in that period.

The effective tax rate at the end of fiscal year 2003 was 11% and differs from the federal statutory rate due to the reduction of the 2001 valuation allowance. The valuation allowance was reduced in the fourth quarter due to the availability of potential carryback refunds for taxes paid in fiscal year 2003.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during fiscal year 2005 were the cash flows generated from operations and the issuance of common stock through our employee stock purchase plans.

Cash by operating activities. Net cash from operating activities has fluctuated significantly from year to year. Net cash provided was approximately $13,603,000, $7,632,000, and $14,859,000 in fiscal years 2005, 2004, and 2003, respectively. The year-to-year variances are primarily the result of changes in net income, accounts receivable, inventories held by us, and accounts payable and accrued liabilities.

Net income for fiscal year 2005 was approximately $9,244,000, a decrease of $2,730,000 from fiscal year 2004 that was due, primarily, to the decrease in operating income in fiscal year 2005 as well as an increase in income tax expense.

Accounts receivable balances increased by approximately $2,272,000, $17,206,000, and $1,935,000 during fiscal years 2005, 2004, and 2003, respectively. The change in accounts receivable activity between the fiscal years reflects higher sales in fiscal year 2005 versus fiscal year 2004 and a 50% growth in fiscal year 2004 revenue compared to fiscal year 2003.

Inventories, prepaid expenses, and other current assets increased by approximately $850,000 in fiscal year 2005, decreased by approximately $688,000 in fiscal year 2004, and increased by approximately $1,078,000 in fiscal year 2003. The increase in inventory activities from fiscal year 2004 to fiscal year 2005 was primarily the result of writing off approximately $1,983,000 of obsolete products in fiscal year 2004, offset by an increase in prepaid expenses and other current assets by approximately $795,000 during the same period.

Accounts payable and accrued liabilities balances increased in fiscal years 2005, 2004, and 2003 by approximately $2,951,000, $7,628,000, and $4,350,000, respectively . Fiscal year 2005 accrued payroll liabilities increased by approximately $1,151,000 over fiscal year 2004 due, primarily, to the increase in staffing, offset by a lower bonus accrual in fiscal year 2005 as compared to fiscal year 2004. Accrued bonus expense at the end of fiscal year 2004 was approximately $4,070,000, which was paid during the first quarter of fiscal year 2005. Fiscal year 2005 accrued bonus was approximately $2,851,000. Other accrued liabilities decreased by approximately $843,000 in fiscal year 2005 primarily due to the payment of $500,000 to the US Government in settlement of a contract dispute over certain older contracts.

Cash from investing activities. Net cash used in investing activities during fiscal years 2005, 2004, and 2003 was approximately $14,135,000, $2,261,000, and $24,023,000, respectively .

During the third quarter of fiscal year 2005, we acquired DTI for approximately $30.1 million in cash, plus an estimated $1.3 million in transaction costs. We acquired cash of approximately $2,136,000 from DTI. During fiscal year 2005, we purchased approximately $25,471,000 in available-for-sale securities, while approximately $47,491,000 matured. In the third quarter of fiscal year 2005, the Board of Directors approved a change in our investment policy to include tax-exempt securities. In addition, investing activities for fiscal year 2005 included property and equipment purchases of approximately $6,887,000 primarily to support the increase in our staff and facilities.

In fiscal year 2004, we received proceeds of approximately $49,585,000 from our available-for-sale securities, which was partially offset by purchases of approximately $47,543,000. During the third quarter of fiscal year 2004, we adopted an investment policy with a shorter average maturity date for our investment securities, resulting in the sale of longer term securities, and the purchase of shorter term securities and cash equivalents. In addition, investing activities for fiscal year 2004 included property and equipment purchases of approximately $4,303,000 primarily to support the increase in our staff.

Cash from financing activities. Net cash provided by financing activities was approximately $8,225,000, $484,000, and $2,821,000 during fiscal years 2005, 2004, and 2003, respectively. The source of cash from financing activities during fiscal year 2005 were the $10 million term loan from Wells Fargo and the purchase of common stock under our stock option and employee stock purchase plans. The source of cash from financing activities during fiscal years 2004 and 2003 was from the purchase of common stock under our stock option and employee stock purchase plans.

The primary fluctuation between financing activities in fiscal year 2005 and fiscal year 2004 is the $10 million term loan that we obtained from Wells Fargo Bank during the third quarter of fiscal year 2005 for the acquisition of DTI. The plan for dividend payments in fiscal year 2005 was the same as fiscal year 2004, at $0.50 per share per annum. Dividend payments in fiscal year 2005 were approximately $5,678,000 and fiscal year 2004 dividend payments were approximately $4,818,000.

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

Borrowing Arrangements

Revolving line of credit. At October 31, 2005 we had a revolving line of credit (the “Line of Credit”) under which Wells Fargo Bank, National Association (“the Bank”), will advance funds to us from time to time up to and including March 1, 2006, not to exceed at any time the maximum principal amount of $3 million. Under the Line of Credit, we had three standby letters of credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, had an outstanding balance of approximately $1,220,000 at October 31, 2005 and October 31, 2004. The second letter of credit was a requirement of our workers compensation insurance, and the outstanding balance was approximately $150,000 at October 31, 2005 and October 31, 2004. The third letter of credit, obtained in May, 2005 as a requirement of one of our customers, had an outstanding balance of approximately $380,000 at October 31, 2005.

Borrowings under the Line of Credit bear interest at the bank’s reference rate (6.75% at October 31, 2005) and interest on those borrowings are payable monthly. No fees are associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo Bank, National Association (“the Bank”), in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the “Term Loan”). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (“LIBOR”) (3.88% at October 31, 2005). Our Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2005, we were in compliance with these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of an interest rate swap agreement with the Bank, designated as a cash flow hedge. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap, is considered a cash flow hedge and is governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133.

At October 31, 2005 we had one interest rate swap agreement outstanding, with the Bank, designated as a cash flow hedge under SFAS No. 133 related to the Company’s $10 million Term Loan . No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as Other Comprehensive Income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2005, the effective portion of the cash flow hedge was a deferred gain of approximately $132,000. Over the next twelve months, we expect to reclassify approximately $24,000 of the gain to interest expense as principle on the term loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, impacts earnings as it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2005.

Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2005 (in thousands).

	Payments due by period
Fiscal Year	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating Lease Obligations	$33,222	$5,626	$11,472	$9,752	$6,372
Term Loan Obligations	9,644	1,429	2,857	2,857	2,501
Purchase Obligations	2,276 ------------	2,276 ------------	— ------------	— ------------	— ------------
Total	$45,142 =======	$9,331 =======	$14,329 =======	$12,609 =======	$8,873 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2013. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. New lease obligations during fiscal year 2005 were entered into as a result of the DTI acquisition, opening a new facility in Texas, and expanding our office in Utah. In addition, during the fourth quarter of fiscal year 2005, we renewed the lease for our office in Virginia, that expired in January 2006. This obligation is included in the table above.

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $263,000 , $195,000, and $185,000 for fiscal years 2005, 2004, and 2003, respectively.

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires us to measure all employee stock-based compensation awards using a fair value method and to record such expense in its consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects and additional disclosures regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for us beginning the first quarter of fiscal year 2006. The adoption of SFAS 123R will have a material impact on our consolidated results of operations, financial position and statement of cash flows. We estimate that operating income could decrease by approximately 25% to 35% in future periods as a result of recording this additional expense.

The two transition methods allowed are the retrospective transition or the prospective transition. We intend to adopt the SFAS 123R standard using the modified prospective method of transition, whereby compensation cost will be recognized for new awards granted and awards modified, repurchased, and cancelled after November 1, 2005, and for the unvested portion of all awards issued prior to and outstanding at November 1, 2005 at their respective grant date fair value as the remaining requisite service is rendered.

The two major model alternatives are the Lattice Model or the Black-Scholes Model. We will be using the Black-Scholes option pricing model in determining the fair value of the stock options for our stock-based compensation disclosures. Key assumptions for this option pricing model include the expected term of the option, stock price volatility, risk-free interest rate, and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of the option’s fair value and, hence, the related compensation expense. An increase in the expected term of the option, stock price volatility and/or risk-free interest rate will increase compensation expense.

In November 2004, the FASB issued Statement of Financial Accounting standard No. 151, “Inventory Costs,” or SFAS 151. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact for fiscal year 2006.

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

Quarterly Results

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters ending October 31, 2005. In the opinion of management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except for common share and per common share data.

	2004					2005
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Revenues from contracts	$28,294	$36,811	$38,275	$39,456	$142,836	$30,110	$32,053	$36,283	$57,615	$156,061
Operating expenses:
Contract costs	18,300	24,146	24,629	27,630	94,705	19,839	20,646	24,941	37,512	102,938
Research and development	2,137	3,419	4,413	4,191	14,160	3,177	3,139	3,295	6,514	16,125
General and administrative	4,681 ------------	4,534 ------------	3,631 ------------	3,755 ------------	16,601 ------------	3,822 ------------	4,541 ------------	5,295 ------------	8,509 ------------	22,167 ------------
Total operating expenses	25,118 ------------	32,099 ------------	32,673 ------------	35,576 ------------	125,466 ------------	26,838 ------------	28,326 ------------	33,531 ------------	52,535 ------------	141,230 ------------
Operating income	3,176	4,712	5,602	3,880	17,370	3,272	3,727	2,752	5,080	14,831
Interest income (expense), net	141 ------------	137 ------------	121 ------------	177 ------------	576 ------------	163 ------------	217 ------------	248 ------------	20 ------------	648 ------------
Income before provision (benefit) for income taxes	3,317	4,849	5,723	4,057	17,946	3,435	3,944	3,000	5,100	15,479
Provision (benefit) for income taxes	1,161 ------------	912 ------------	2,264 ------------	1,635 ------------	5,972 ------------	1,408 ------------	1,617 ------------	1,216 ------------	1,994 ------------	6,235 ------------
Net income	$2,156 =======	$3,937 =======	$3,459 =======	$2,422 =======	$11,974 =======	$2,027 =======	$2,327 =======	$1,784 =======	$3,106 =======	$9,244 =======
Net income, per common share
Basic	$0.20	$0.36	$0.31	$0.22	$1.08	$0.18	$0.20	$0.16	$0.27	$0.81
Diluted	$0.19	$0.34	$0.29	$0.21	$1.03	$0.17	$0.20	$0.15	$0.26	$0.79
Number of shares used in calculating net income per common share
Basic	10,854	10,990	11,120	11,201	11,042	11,293	11,364	11,434	11,505	11,400
Diluted	11,509	11,565	11,734	11,800	11,638	11,863	11,770	11,699	11,786	11,759

At times, we have experienced fluctuations in our quarterly results. Management believes that these fluctuations are an inherent part of the business and could continue into the future. These have included costs associated with uneven flows of incoming material, the level of research and development spending during any given quarter, the use of target indirect rates at interim reporting periods, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the United States Government contracting and budget cycles, the timing of contract awards, and, most recently, the acquisition of DTI on July 1, 2005.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates. The average days to maturity of our investment portfolio is 75 days. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of October 31, 2005, our total cash and investments balance that was sensitive to interest rate risk was approximately $29,535,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $52,000.

The following table summarizes our cash and cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	2005	2004
Cash and cash equivalents	$18,920	$11,227
Short-term, available-for-sale securities:
Asset-backed securities	—	3,506
Corporate securities	4,017	2,616
Government securities	6,598	3,998
Money market securities	— ------------	22,495 ------------
	$29,535 =======	$43,842 =======

Term Loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, National Association (the “Bank”), the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (3.88% at October 31, 2005).

We are exposed to market risk from changes in interest rates on the Term Loan, and managed this exposure through the use of an interest rate swap agreement, described below, designated as a cash flow hedge. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers our overall borrowing costs should interest rates rise.

Coincident with the Term Loan transaction, we also entered into an interest rate swap agreement with the Bank whereby we pay interest to the Bank at a fixed rate of 4.33% and the Bank pays interest to the Company at a floating rate tied to the LIBOR index. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation which is locked in at 6.08%.

Item 8: Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Applied Signal Technology, Inc.

We have audited the accompanying consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Signal Technology, Inc. at October 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Applied Signal Technology, Inc.’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California January 16, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Applied Signal Technology, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Applied Signal Technology, Inc. maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Signal Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dynamics Technology, Inc. (“DTI”), acquired on July 1, 2005, which are included in the fiscal 2005 consolidated financial statements of Applied Signal Technology, Inc. and which consisted of approximately $12.8 million of total assets as of October 31, 2005 and which represented approximately $8.1 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of DTI.

In our opinion, management’s assessment that Applied Signal Technology, Inc. maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Applied Signal Technology, Inc. maintained effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005 of Applied Signal Technology, Inc. and our report dated January 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California January 16, 2006

Consolidated Statements of Operations
 (in thousands, except per share data)

	Year Ended October 31,
	2005	2004	2003
Revenues from contracts	$156,061	$142,836	$95,384
Operating expenses:
Contract costs	102,938	94,705	63,335
Research and development	16,125	14,160	7,526
General and administrative	22,167 ------------	16,601 ------------	15,337 ------------
Total operating expenses	141,230 ------------	125,466 ------------	86,198 ------------
Operating income	14,831	17,370	9,186
Interest income and other, net	1,027	752	633
Interest expense	(379) ------------	(176) ------------	(123) ------------
Income before provision for income taxes	15,479	17,946	9,696
Provision for income taxes	6,235 ------------	5,972 ------------	1,031 ------------
Net income	$9,244 =======	$11,974 =======	$8,665 =======
Net income per common share
Basic	$0.81	$1.08	$0.83
Diluted	$0.79	$1.03	$0.80
Number of shares used in calculating net income per common share
Basic	11,400	11,042	10,459
Diluted	11,759	11,638	10,863
See accompanying notes.

Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$18,920	$ 11,227
Short-term investments	10,615 ------------	32,615 ------------
Total cash, cash equivalents, and short-term investments	29,535	43,842
Accounts receivable:
Billed	26,824	23,407
Unbilled	21,642 ------------	20,361 ------------
Total accounts receivable	48,466	43,768
Inventory	6,315	5,392
Refundable income taxes	1,160	—
Prepaid and other current assets	4,101 ------------	4,340 ------------
Total current assets	89,577	97,342
Property and equipment, at cost:
Machinery and equipment	50,487	47,545
Furniture and fixtures	5,118	4,855
Leasehold improvements	12,860	10,696
Construction in process	154 ------------	9 ------------
	68,619	63,105
Accumulated depreciation and amortization	(52,328) ------------	(50,682) ------------
Property and equipment, net	16,291	12,423
Goodwill	19,785	—
Intangible assets, net of accumulated amortization	2,005	—
Long-term deferred tax asset	5,821	1,391
Other assets	844 ------------	296 ------------
Total assets	$134,323 =======	$111,452 =======
Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$8,621	$6,307
Accrued payroll and related benefits	14,098	12,012
Note payable	1,429	—
Income taxes payable	633	29
Other accrued liabilities	1,608 ------------	2,335 ------------
Total current liabilities	26,389	20,683
Long-term note payable	8,215	—
Accrued rent	1,286	1,098
Other long-term liabilities	501	305
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares—11,528,318 at October 31, 2005 and 11,210,738 at October 31, 2004	42,831	37,943
Retained earnings	54,974	51,448
Accumulated comprehensive income (loss)	127 ------------	(25) ------------
Total shareholders’ equity	97,932 ------------	89,366 ------------
Total liabilities and shareholders’ equity	$134,323 =======	$111,452 =======
See accompanying notes.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended October 31,
	2005	2004	2003
Operating activities:
Net income	$9,244	$11,974	$8,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,994	4,121	4,616
Tax benefit related to stock plans	629	1,509	432
Changes in:
Accounts receivable	(2,272)	(17,206)	(1,935)
Inventory, prepaid expenses and other current assets	(850)	688	(1,078)
Other assets	(93)	(1,082)	(191)
Accounts payable and accrued liabilities	2,951 ------------	7,628 ------------	4,350 ------------
Net cash provided by operating activities	13,603	7,632	14,859
Investing activities:
Cash paid for business acquired, net	(29,273)	—	—
Purchases of available-for-sale securities	(25,471)	(47,543)	(30,489)
Maturities of available-for-sale securities	47,491	49,585	8,954
Additions to property and equipment	(6,882) ------------	(4,303) ------------	(2,488) ------------

Net cash used in investing activities	(14,135)	(2,261)	(24,023)
Financing activities:
Issuances of common stock	4,259	5,302	4,135
Term loan	9,644	—	—
Dividends paid	(5,678) ------------	(4,818) ------------	(1,314) ------------
Net cash provided by financing activities	8,225 ------------	484 ------------	2,821 ------------
Net increase (decrease) in cash and cash equivalents	7,693	5,855	(6,343)
Cash and cash equivalents at beginning of year	11,227 ------------	5,372 ------------	11,715 ------------
Cash and cash equivalents at end of year	$18,920	$11,227	$5,372
Supplemental disclosure of cash flow information:
Interest paid	$379 =======	$141 =======	$122 =======
Income taxes paid	$4,466 =======	$6,209 =======	$2,280 =======
See accompanying notes.

Consolidated Statement of Shareholders’ Equity
 (in thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at October 31, 2002	10,054,744	$26,565	$38,343	$65	$64,973
Issuance of common shares to employees under stock purchase plan and stock option plan	712,401	4,135	—	—	4,135
Dividends declared	—	—	(1,987)	—	(1,987)
Tax benefit related to stock plans	—	432	—	—	432
Net income	— ----------------	— ----------------	8,665 ----------------	— ----------------	8,665 ----------------
Balance at October 31, 2003	10,767,145 ----------------	$31,132 ----------------	$45,021 ----------------	$65 ----------------	$76,218 ----------------
Issuance of common shares to employees under stock purchase plan and stock option plan	443,593	5,302	—	—	5,302
Dividends declared	—	—	(5,547)	—	(5,547)
Tax benefit related to stock plans	—	1,509	—	—	1,509
Other comprehensive income	—	——	—	(90)	(90)
Net income	— ----------------	— ----------------	11,974 ----------------	— ----------------	11,974 ----------------
Balance at October 31, 2004	11,210,738 ----------------	$37,943 ----------------	$51,448 ----------------	($25) ----------------	$89,366 ----------------
Issuance of common shares to employees under stock purchase plan and stock option plan	317,580	4,259	—	—	4,259
Dividends declared	—	—	(5,718)	—	(5,718)
Tax benefit related to stock plans	—	629	—	—	629
Other comprehensive income	—	—	—	152	152
Net income	— ----------------	— ----------------	9,244 ----------------	— ----------------	9,244 ----------------
Balance at October 31, 2005	11,528,318 ==========	$42,831 ==========	$54,974 ==========	$127 ==========	$97,932 ==========
See accompanying notes.

Notes to Consolidated Financial Statements, October 31, 2005

Note 1: Organization and Summary of Significant Accounting Policies

Organization

Applied Signal Technology, Inc. (“AST”) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and non-man-made signals. The man-made signal processing is for both communications intelligence (COMINT) and electronic intelligence (ELINT). The non-man-made signal processing is applied to phenomenological sensors. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

COMINT derives intelligence from telecommunications signals. Our COMINT signal collection equipment consists of sophisticated receivers that scan through potentially thousands of cellular telephone, microwave, ship-to-shore, and military transmissions in the radio frequency (RF) spectrum with the goal of collecting certain specific signals. Our COMINT signal processing equipment uses advanced software and hardware to evaluate characteristics of the collected signals and selects those most likely to contain relevant information. At inception, our efforts were primarily focused on COMINT processing equipment. Over time, we have broadened our scope to add specialized collection equipment and complete signal processing systems and related services.

ELINT derives intelligence from signals associated with weapon systems. Our investment in ELINT is directed toward the development of equipment for the collection and processing of weapons systems signals. This equipment will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness.

Substantially all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

On July 1, 2005, we acquired Dynamics Technology, Inc. (“DTI”), a privately-held company headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI was a provider of advanced sensor signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies. In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, or SFAS 141, the acquisition was accounted for as a purchase transaction, and we have included in our results of operations, for the fiscal year 2005, the results of DTI subsequent to the acquisition date. For disclosures regarding the acquisition of DTI, please refer to Note 4: Business Combination, Note 5: Goodwill and Intangible Assets and Note 6: Borrowing Arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs). Indirect costs are not applied to subcontract costs that are in excess of $250,000 and meet certain other predetermined criteria.

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

Four contracts represented an aggregate of 29.4% of revenues for fiscal year 2005, and three contracts represented an aggregate of 28.4%, and 19.7% of revenues for fiscal years 2004, and 2003, respectively. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type:

	FY05	FY04	FY03
Cost-reimbursement contracts	79%	74%	73%
Fixed-price contracts	21% ----------	26% ----------	27% ----------
	100% ======	100% ======	100% ======

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

During fiscal year 2005, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year, by modifying our billing rates to our customers, which increased revenues by approximately $3,949,000, and operating expenses by approximately $4,935,000.

At the end of fiscal year 2004, we absorbed a favorable indirect rate variance by modifying our billing rates to our customers, which reduced revenues by approximately $1,578,000 and operating expenses by approximately $510,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the U.S. Government, and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. At October 31, 2005, 2004 and 2003, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during fiscal year 2005 and 2004. During fiscal year 2003, we recorded approximately $154,000 to bad debt expense.

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

For inventory disposal activities for fiscal years 2005 and 2004, please refer to Note 3: Inventory.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of expected benefits from R&D credits and the reversals of valuation allowances. Please refer to Note 9: Income Taxes for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2005, 2004, or 2003, although, during fiscal year 2005 we did settle an outstanding dispute with the U.S. Government for approximately $500,000 relating to older contracts. This settlement did not result in a negative impact to our fiscal year 2005 earnings because the amount paid by us was fully reserved in prior years.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our securities are classified as available-for-sale and are carried at fair market value in short-term investments. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of retained earnings. The cost of securities sold is based on the specific identification method. The fair value of short-term investments are determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for fiscal years 2005, 2004 and 2003.

The following tables summarize our cash and cash equivalents, and short-term securities (in thousands):

	October 31, 2005
	Amortized Cost	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$18,920	$—	$18,920
Short-term, available-for-sale securities:
Corporate securities	4,022	(5)	4,017
Government securities	6,598 ------------	— ------------	6,598 ------------
	$29,540 =======	($5) =======	$29,535 =======

	October 31, 2004
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$11,227	$—	$11,227
Short-term, available-for-sale securities:
Asset-backed securities	3,521	(15)	3,506
Corporate securities	2,619	(3)	2,616
Government securities	4,002	(4)	3,998
Money market securities	22,498 ------------	(3) ------------	22,495 ------------
	$43,867 =======	($25) =======	$43,842 =======

The following table summarizes the maturities of our investments (in thousands):

	October 31, 2005	October 31, 2004
Due in one year or less	$10,615	$32,615

Restricted Cash

We had restricted cash balances of approximately $545,000 and $283,000 at October 31, 2005 and October 31, 2004, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program. Approximately $90,000 and $95,000 was included in prepaids and other current assets on October 31, 2005 and October 31, 2004, respectively. Approximately $455,000 and $188,000 was included in other assets on October 31, 2005 and October 31, 2005, respectively.

Property and Equipment

Machinery and equipment as well as furniture and fixtures are depreciated by using the straight-line method over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized by using the straight-line method over the lesser of the useful life of the assets or the lease term. Construction in process includes costs incurred to build a portion of our leasehold improvements and test equipment.

Business Combination

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

Goodwill valuation. We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition and loss of key personnel.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance as well as estimating discount rates.

Based on our analysis, we concluded no impairment existed.

Long-lived asset valuation (property, plant and equipment, and intangible assets). We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

Per share data is as follows (in thousands, except per share amounts):

Year Ended October 31,
	2005	2004	2003
Numerator:
Net income	$9,244 =======	$11,974 =======	$8,665 =======
Denominator:
Weighted average number of common shares outstanding used to compute net income per common share—basic	11,400	11,042	10,459
Effect of dilutive stock options	359 ------------	596 ------------	404 ------------
Shares used to compute net income per common share—diluted	11,759 =======	11,638 =======	10,863 =======
Net income per common share—basic	$0.81 =======	$1.08 =======	$0.83 =======
Net income per common share—diluted	$0.79 =======	$1.03 =======	$0.80 =======

The exercise prices of approximately 584,000, 3,000 and 173,000 of potential common shares for fiscal years 2005, 2004 and 2003 were greater than the market value, and therefore we excluded those shares from the diluted net income per common share computation for the respective years, as their effect would be antidilutive.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Year Ended October 31,
	2005	2004	2003
Net income	$9,244	$11,974	$8,665
Unrealized gain (loss) on securities	20	(90)	—
Derivative gain	132 ------------	— ------------	— ------------
Comprehensive income	$9,396 =======	$11,835 =======	$8,665 =======

Accumulated comprehensive income on securities as of October 31, 2005 and October 31, 2004 was approximately $127,000 and $25,000, respectively. Accumulated comprehensive income was $65,000 as of October 31, 2003. The derivative gain was not booked net of tax effect during fiscal year 2005.

Accounting for Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock option plans. We have opted, under SFAS No. 123, Accounting for Stock-Based Compensation, to disclose our stock-based compensation with no financial statement effect. For purposes of pro forma disclosures, the fair values are amortized to expense over the options’ vesting periods. Had compensation expense for our stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, our pro forma net income and net income per share would have been as follows (in thousands, except per share data):

	Year Ended October 31,
	2005	2004	2003
Net income – As reported	$9,244	$11,974	$8,665
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	3,344 ------------	2,669 ------------	1,919 ------------
Net income – Pro forma	$5,900 =======	$9,305 =======	$6,746 =======
Net income per share
Basic – As reported	$0.81	$1.08	$0.83
– Pro forma	$0.52	$0.84	$0.64
Diluted – As reported	$0.79	$1.03	$0.80
– Pro forma	$0.50	$0.80	$0.62

The pro forma numbers previously reported in our fiscal year 2004 financial statements pursuant to SFAS 123 and SFAS 148 for the total stock-based compensation expense, the weighted-average fair value of options granted, and the weighted-average volatility of the options granted, for the fiscal years ended October 31, 2004 and 2003 have been revised due to the correction of the respective weighted-average volatility. As a result of this correction, the pro forma net income for the fiscal years ended October 31, 2004 and 2003 increased by $849,000 or $0.07 per diluted share and increased by $212,000 or $0.02 per diluted share, respectively.

The weighted average fair value at the date of grant for options granted during fiscal years 2005, 2004, and 2003 was $12.93, $13.80, and $8.54 per option, respectively. The weighted average fair value for shares purchased through the employee stock purchase plans during fiscal years 2005, 2004, and 2003 was $7.72, $8.76, and $4.39 per share, respectively.

The fair value of options at the date of grant was estimated by using the Black Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	3.9%	3.6%	3.0%	4.2%	2.2%	1.0%
Expected life (years)	5	5	5	0.5	0.5	0.5
Expected volatility	0.63	0.68	0.71	0.59	0.67	0.71
Expected dividends	1.3%	1.7%	1.0%	2.8%	1.4%	1.3%

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires us to measure all employee stock-based compensation awards using a fair value method and to record such expense in its consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects and additional disclosures regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for us beginning the first quarter of fiscal year 2006. The adoption of SFAS 123R will have a material impact on our consolidated results of operations, financial position and statement of cash flows.

The two transition methods allowed are the retrospective transition or the prospective transition. We intend to adopt the SFAS 123R standard using the modified prospective method of transition, whereby compensation cost will be recognized for new awards granted and awards modified, repurchased, and cancelled after November 1, 2005, and for the unvested portion of all awards issued prior to and outstanding at November 1, 2005 at their respective grant date fair value as the remaining requisite service is rendered.

The two major model alternatives are the Lattice Model or the Black-Scholes Model. We will be using the Black-Scholes option pricing model in determining the fair value of the stock options for our stock-based compensation disclosures. Key assumptions for this option pricing model include the expected term of the option, stock price volatility, risk-free interest rate, and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of the option’s fair value and, hence, the related compensation expense. An increase in the expected term of the option, stock price volatility and/or risk-free interest rate will increase compensation expense.

In November 2004, the FASB issued Statement of Financial Accounting standard No. 151, “Inventory Costs,” or SFAS 151. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on the company’s financial statements.

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

Note 2: Customer Concentration

The following table identifies the source of our revenues for fiscal years 2005, 2004, and 2003 by customer type:

	FY05	FY04	FY03
Intelligence Agencies	72%	80%	84%
Military	23%	17%	14%
Law Enforcement	—	—	1%
Foreign	2%	2%	1%
Commercial	3% ----------	1% ----------	— ----------
	100% ======	100% ======	100% ======

Within the customer types, two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from each significant customer.

	FY05	FY04	FY03
First Intelligence Agency	28%	26%	30%
Second Intelligence Agency	44%	54%	54%
One Branch of the Military	21% ----------	15% ----------	10% ----------
	93%	95%	94%

Revenues from the U.S. Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY05	FY04	FY03
Direct Purchases	67%	63%	59%
Subcontracts	28% ----------	34% ----------	39% ----------
	95%	97%	98%

Note 3: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	October 31,
	2005	2004
Raw materials	$453	$719
Work-in-process	4,647	4,428
Finished goods	169 ----------	222 ----------
	$5,269	$5,369
Precontract costs	1,046 ----------	23 ----------
	$6,315 ======	$5,392 ======

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and cost incurred in connection with ongoing contracts for which contract modifications have not been defined.

Inventory activities during fiscal year 2005 and fiscal year 2004 included disposing of approximately $422,000and $1,983,000, respectively, of obsolete products. The disposed items included units in various stages of completion.

Note 4: Business Combination

In order to diversify into phenomenological sensor signal processing, AST acquired Dynamics Technology, Inc. (DTI) on July 1, 2005. DTI was a privately held California corporation headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI provided advanced sensor and signal processing products for advanced space-based, airborne, terrestrial, and undersea sensor technologies. The combined company provides signal processing products and services in support of intelligence, surveillance, and reconnaissance for global security.

The purchase price of the acquisition was approximately $30.1 million in cash, plus an estimated $1.3 million in transaction costs. AST did not assume any options of DTI. Approximately ten percent (10%) of the merger consideration that would otherwise be distributed to the holders of DTI’s securities at the closing of the acquisition were deposited into an escrow account for twelve (12) months following the closing for the purpose of providing a fund against which AST may assert claims for damages, if any, based on breaches of the representations and warranties made by DTI in the Agreement. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquisition are included in the accompanying statement of operations since the acquisition date. AST has funded the purchase price from its current investments and from a $10 million term loan from Wells Fargo Bank.

The aggregate purchase price for the acquisition was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the intangible assets acquired are based on estimates, assumptions, and other information compiled by management, including independent valuations that utilize established valuation techniques. The amounts allocated to customer relationships and existing technology were determined based on discounted cash flows. Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Intangible assets related to the acquisition, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from 1 to 18 years.

Our deferred net tax assets increased in connection with the purchase of DTI. See Note 9: Income Taxes for further details.

The aggregate preliminary purchase price for the acquisition consists of the following (in thousands):

Cash	$30,074
Transaction costs	1,335 ------------
Total preliminary purchase price	$31,409 =======

We allocated the aggregate preliminary purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Cash and cash equivalents	$2,136
Accounts receivable	2,352
Income tax receivable	1,160
Deferred tax asset	179
Other current assets	231
Property and equipment	715
Long term deferred tax assets	5,740
Other non-current assets	81
Accounts payable	(327)
Long term deferred tax liabilities	(1,068)
Other accrued liabilities	(1,845) ------------
Net tangible assets assumed	9,354
Amortizable intangible assets:
Customer relationships	1,720
Existing technology	340
Non-compete agreements	60
Patent	60
Trade name	90 ------------
Total amortizable intangible assets	2,270
Goodwill	19,785 ------------
Total purchase price	$31,409 =======

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

	Twelve Months Ended
	October 31, 2005	October 31, 2004
Revenue	$169,914	$162,616
Net income	$9,383	$11,576

Basic net income per share	$0.82	$1.05
Diluted net income per share	$0.80	$0.99

The pro forma financial information above includes charges to operating expense for the amortization of the intangible assets ($530,000 and $795,000 for fiscal year 2005 and fiscal year 2004, respectively, represented above) and insignificant amounts of depreciation related to the fair value write up of the change in book value of fixed assets.

Note 5: Goodwill and Intangible Assets

During 2005, goodwill was increased by a total of $19,785,000 as a result of the acquisition of DTI.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in fiscal year 2005.

Goodwill is not deductible for tax purposes.

Intangible Assets

Information on our identifiable intangible assets that are subject to amortization is presented in the tables below (in thousands):

		October 31, 2005
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(191)	$1,529
Existing technology	5 years	340	(23)	317
Non-compete agreements	1 year	60	(20)	40
Patent	18 years	60	(1)	59
Trade name	1 year	90 ----------	(30) ----------	60 ----------
Total		$2,270	$(265)	$2,005

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above.

As of October 31, 2005, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
2006	$745
2007	645
2008	453
2009	71
2010–2023	91 ----------
Total	$2,005

Note 6: Borrowing Arrangements

Revolving Line of Credit

At October 31, 2005 we had a revolving line of credit (the “Line of Credit”) under which Wells Fargo Bank, National Association (“the Bank”), will advance funds to us from time to time up to and including March 1, 2006, not to exceed at any time the maximum principal amount of $3 million,. Under the Line of Credit, we had three standby letters of credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, had an outstanding balance of approximately $1,220,000 at October 31, 2005 and October 31, 2004. The second letter of credit was a requirement of our workers compensation insurance, and had an outstanding balance of approximately $150,000 at October 31, 2005 and October 31, 2004. The third letter of credit, obtained in May 2005 as a requirement of one of our customers, had an outstanding balance of approximately $380,000 at October 31, 2005.

Borrowings under the Line of Credit bear interest at the bank’s reference rate (6.75% at October 31, 2005) and interest on those borrowings are payable monthly. No fees were associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term Loan and Interest Rate Swap

Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the “Term Loan”).

The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (“LIBOR”) (3.88% at October 31, 2005). The Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2005, we were in compliance with these covenants.

The following table sets forth our scheduled debt maturities under the Term Loan (in thousands):

Year	Debt Maturities
2006	1,429
2007	1,429
2008	1,429
2009	1,429
Thereafter	3,928 ----------
Total	$9,644 ======

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of derivatives and other strategies. The derivative instrument employed, an interest rate swap, is considered a cash flow hedge and is governed by FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities or SFAS 133. A derivative contract references an underlying variable, such as an interest rate index, a foreign currency exchange rate or a commodity value. The payment, or settlement, obligation arising from a derivative is calculated by applying the terms of the contract to changes in the value of the reference variable during a calculation period. Derivatives may trade on exchanges, such as most common stock options, or may be private (over the counter) arrangements between two parties.

We entered into an over the counter interest rate swap contract with Wells Fargo Bank designed to operate as a cash flow hedge for its term loan. Effectively, the swap converts the floating interest rate of the term loan into a predicable fixed rate. The use of an interest rate swap in this situation locks the variable interest expense associated with the debt and results in a fixed interest expense that is typically immune from subsequent market rate fluctuations. Since there is a high correlation between the hedged instrument (the swap) and the underlying interest variable, gains and losses on the interest exposure are usually eliminated by offsetting changes in the tested of the swap, making it a highly effective instrument in hedging variability.

At October 31, 2005 we had one interest rate swap agreement outstanding with Wells Fargo Bank designated as a cash flow hedge under SFAS No. 133 related to the Company’s $10 million Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, the Company exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%. The effective portion of the cash flow hedge is reported as Other Comprehensive Income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2005, the effective portion of the hedge was a deferred gain of approximately $132,000. Over the next twelve months, we expect to reclassify approximately $24,000 of the gain to interest expense as principle on the term loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2005.

We assess effectiveness of the hedge instrument regularly.

Note 7: Commitments

The following table sets forth our contractual obligations as of October 31, 2005 (in thousands):

	Payments Due by Period
Fiscal Year	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$33,222	$5,626	$11,472	$9,752	$6,372
Term Loan Obligations	9,644	1,429	2,857	2,857	2,501
Purchase Obligations	2,276 ------------	2,276 ------------	— ------------	— ------------	— ------------
Total	$45,142 =======	$9,331 =======	$14,329 =======	$12,609 =======	$8,873 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2013. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. New lease obligations during the first nine months of fiscal year 2005 were entered into as a result of the DTI acquisition, opening a new facility in Texas, and expanding our office in Utah. In addition, during the fourth quarter of fiscal year 2005, we renewed the lease for our office in Virginia, that expired in January 2006. This obligation is included in the table above.

Rent expense under operating leases was approximately $4,987,000, $4,280,000, and $ 4,228,000 in fiscal years 2005, 2004, and 2003, respectively.

Note 8: Shareholders’ Equity

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

In November 2004, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends of approximately $1,420,000, $1,421,000, $1,436,000, and $1,441,000 were paid on February 11, 2005, May 13, 2005, August 12, 2005, and November 11, 2005 to shareholders of record at January 28, 2005, April 29, 2005, July 29, 2005, and October 31, 2005.

In November 2005, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends are expected to be paid on February 10, 2006, May 12, 2006, August 11, 2006, and November 10, 2006 to shareholders of record at January 27, 2006, April 28, 2006, July 28, 2006, and October 31, 2006.

At October 31, 2005 and October 31, 2004, accrued dividends of approximately $1,441,000 and $1,401,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Employee Stock Purchase Plan

We maintain our 1993 Employee Stock Purchase Plan (“1993 Plan”), and have reserved 4,300,000 shares of common stock for issuance to employees under the 1993 Plan. The 1993 Plan was adopted by the Board of Directors on January 22, 1993 and approved by the shareholders on February 22, 1993. Under this plan, eligible employees purchase common stock through payroll deductions (which cannot exceed 10% of any employee’s compensation) at 85% of the lower of its fair market value at the beginning of a twenty-four-month offering period, or the end of each six-month purchase period. As of October 31, 2005, 560,387 shares remain reserved for issuance and eligible for purchase under the 1993 Plan.

Stock Option Plan — 1991

Our 1991 Stock Option Plan (“1991 Plan”) provided for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. The exercise price of the options granted under this plan were 100% or greater than the fair market value on the date of grant. Some options are exercisable only at the end of a two-year vesting period and some options are exercisable at the rate of 20% per year over five years. The 1991 Plan expired on January 19, 2001 and all remaining shares reserved for issuance expired. Options to purchase an aggregate of 275,099 shares of our common stock remain outstanding under the 1991 Plan, as of October 31, 2005.

Stock Option Plan — 2000

Our 2000 Stock Option Plan (“2000 Plan”) was adopted by the Board of Directors on May 11, 2000, and provides for the granting of non-qualified stock options to our employees and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 and 2005 vest at the rate of 20% per year over five years, on the anniversary date of the grant date. Options to purchase an aggregate of 462,093 shares of our common stock are outstanding and 503,201 shares remain available for grant under the 2000 Plan, as of October 31, 2005.

Stock Option Plan — 2001

Our 2001 Stock Option Plan (“2001 Plan”) was adopted by the Board of Directors on November 16, 2000 and approved by the shareholders on March 15, 2001. The 2001 Plan provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 and 2005 vest at the rate of 20% per year over five years, on the anniversary date of the grant date. Options to purchase an aggregate of 409,112 shares of our common stock are outstanding and 24,227 shares remain available for grant under the 2001 Plan, as of October 31, 2005.

Stock Incentive Plan — 2004

Our 2004 Stock Option Plan (“2004 Plan”) was adopted by the Board of Directors on November 20, 2003 and approved by the shareholders on March 10, 2004. The 2004 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to our employees, directors, and consultants. The exercise price for an option is equal to 100% of the fair market value of the common stock on the date of grant. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for which shall be services actually rendered to us or for our benefit. Some options vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of eight years. Other options vest over five years, at the rate of 20% per year. Options to purchase an aggregate of 333,000 shares of our common stock are outstanding and 267,000 shares remain available for grant under the 2004 Plan, as of October 31, 2005.

A summary of the option activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
Balance at October 31, 2002	540,582	1,133,520	$11,312,289	$9.98
Authorized	600,000	—	—	—
Granted	(386,700)	386,700	5,868,618	$15.18
Exercised	—	(206,901)	(2,255,662)	$10.90
Canceled	18,382	(18,382)	(207,890)	$11.31
Expired	(5,300) -----------------	— -----------------	— -----------------	—
Balance at October 31, 2003	766,964	1,294,937	$14,717,355	$11.37
Authorized	600,000	—	—	—
Granted	(252,500)	252,500	6,580,340	$26.06
Exercised	—	(270,687)	(3,002,551)	$11.09
Canceled	60,358	(60,358)	(812,689)	$13.46
Expired	(6,300) -----------------	— -----------------	— -----------------	—
Balance at October 31, 2004	1,168,522	1,216,392	$17,482,455	$14.37
Authorized	—	—	—	—
Granted	(418,000)	418,000	10,459,700	$25.02
Exercised	—	(110,432)	(1,319,716)	$11.95
Canceled	44,656	(44,656)	(1,003,557)	$22.47
Expired	(750) -----------------	— -----------------	— -----------------	—
Balance at October 31, 2005	794,428 ==========	1,479,304 ==========	$25,618,882 ==========	$17.32

The following table summarizes information about options outstanding for all option plans as of
October 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$4.00 – $6.00	185,205	4.97	$5.13	155,208	$5.13
$6.44 – $9.36	160,050	5.83	$8.37	120,854	$8.20
$9.85 – $14.63	351,901	5.80	$12.22	244,547	$12.13
$15.50 – $20.87	335,582	8.34	$19.28	62,668	$19.08
$23.31 – $37.57	446,566 --------------	7.41	$28.13	93,880 --------------	$25.61
	1,479,304	6.76	$17.32	677,157	$12.33

The number of shares exercisable at October 31, 2004 and October 31, 2003 were 515,077 and 497,000, respectively.

At October 31, 2005, we have reserved an aggregate of 2,834,119 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, the 1991 Stock Option Plan, the 2000 Stock Option Plan, the 2001 Stock Option Plan, and the 2004 Stock Incentive Plan.

Note 9: Income Taxes

The provision (benefit) for income taxes for the years ended October 31, 2005, 2004, and 2003 consists of the following (in thousands):

	Year Ended October 31,
	2005	2004	2003
Federal:
Current	$5,712	$6,206	$2,523
Deferred	(717) ----------	177 ----------	(1,674) ----------
	4,995	6,383	849
State:
Current	824	451	182
Deferred	416 ----------	(862) ----------	— ----------
	1,240 ----------	(411) ----------	182 ----------
Total	$6,235 ======	$5,972 ======	$1,031 ======

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes as follows (in thousands):

	Year Ended October 31,
	2005	2004	2003
Computed expected tax provision	$5,418	$6,281	$3,297
State income tax, net of federal benefit	764	(267)	120
Federal R&D credit	—	—	(698)
Valuation allowance	—	—	(1,871)
Other items	53 ----------	(42) ----------	183 ----------
Total	$6,235 ======	$5,972 ======	$1,031 ======
Effective tax rate	40.28%	33.28%	10.64%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	October 31,
	2005	2004
Deferred tax assets:
Accrued expenses and reserves	$2,612	$2,107
Net Operating Loss (NOL) carry forward	5,603	251
Other items	1,943 ----------	1,418 ----------
Total deferred tax assets	10,158	3,776
Deferred tax liabilities:
Accrued expenses and reserves	(1,655)	(861)
DTI – Intangibles	(868)	—
Other items	(65) ----------	(61) ----------
Total deferred tax liabilities	(2,588) ----------	(922) ----------
Total deferred tax assets/(liabilities)	$7,570 ======	$2,854 ======

As a result of our acquisition of DTI, we incorporated DTI’s net deferred tax assets of approximately $4.3 million, which are related to DTI’s net operating loss (“NOL”). The DTI NOL carried forward is limited each year as to its utilization against our taxable income pursuant to Section 382 of the Internal Revenue Code. However, while there is a yearly limitation on utilization of the NOL, there is no reduction in the total amount of the NOL that may be recognized and eventually utilized in the carry forward years. The NOL acquired as of July 1, 2005 was generated as a result of the compensation expense incurred due to the acceleration of unvested common stock options by DTI, immediately prior to the acquisition. The NOL was approximately $15.7 million and $15.6 million for federal and state purposes, respectively. The federal and state NOL acquired from DTI will be carried forward for up to twenty years to offset future taxable income. As of October 31, 2005, management has determined that our deferred tax assets are “more likely than not” to be realized in future periods and, therefore, we have not provided a valuation allowance on the deferred tax asset. The future use of the net deferred tax asset will not result in effective tax rate benefits because the asset has been accounted for in the purchase of DTI.

In addition, we acquired income tax receivables from DTI of approximately $650,000 due to an approximately $2 million carryback of DTI net operating losses against previously taxed DTI income.

The valuation allowance associated with periods prior to fiscal year 2005 reduced deferred tax assets to estimated realizable value. The valuation allowance decreased by approximately $1,454,000, and $2,253,000 in fiscal years 2004, and 2003, respectively, bringing the fiscal year 2004 ending balance to zero. The valuation allowance was originally recorded in fiscal year 2001. During the second quarter of fiscal year 2004, we concluded, based on our evaluation of all the criteria outlined in the applicable accounting literature, that our deferred tax assets were more likely than not to be realized. Therefore, the remainder of our valuation allowance was reversed in that period. Current deferred tax assets of approximately $1,749,000 and $1,463,000 were recorded in fiscal years 2005 and 2004, and included in prepaids and other current assets in the accompanying balance sheets at October 31, 2005 and 2004. Long-term deferred tax assets of approximately $5,821,000 and $1,391,000 were recorded in fiscal years 2005 and 2004, that are included in long-term deferred tax assets in the accompanying balance sheets at October 31, 2005 and 2004.

Note 10: Retirement Plan

All employees who perform at least 1,000 hours of service per year are covered under our retirement plan (the “Retirement Plan”). Company contributions to the Retirement Plan, maintained by an outside administrator, are discretionary and currently are at the rate of 4% of qualified compensation up to a maximum of $210,000 per employee per annum. We accrue the accumulated contributions, which are payable biweekly to the Retirement Plan’s administrator. We have incurred approximately $2,473,000, $1,995,000, and $1,551,000 in expense under the Retirement Plan for fiscal years 2005, 2004, and 2003, respectively.

Note 11: Segment Reporting

We have reviewed our business operations and determined that we operate in a single homogeneous business segment. We sell similar products and services with similar economic characteristics to similar classes of customers, primarily to the U.S. Government, its agencies, or prime contractors for the United States Government. Our technologies and the operations of our groups and divisions are highly integrated. Revenues and costs are reviewed monthly by management on an individual contract basis as a single business segment.

Note 12: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $263,000, $195,000, and $185,000 for fiscal years 2005, 2004, and 2003, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheet as of October 31, 2005 or 2004

Legal proceedings. On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California: Berson v. Applied Signal Technology, Inc., No. 4:05-cv-1027 (SBA) (N.D. Cal.) and Sameyah v. Applied Signal Technology, Inc., No. 4:05-cv-1615 (SBA) (N.D. Cal.). The complaints, which are substantially identical, are brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of May 25, 2004 through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. A putative class member has moved for appointment as lead plaintiff, and the litigation is in the preliminary stage. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A: Controls and Procedures

Conclusions regarding disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dynamics Technology, Inc., acquired on July 1, 2005, which are included in our fiscal 2005 consolidated financial statements and which consisted of approximately $12.8 million of total assets as of October 31, 2005 and which represented approximately $8.1 million of revenues for the year then ended. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B: Other Information

None.

Part III

The information required by Part III is incorporated by reference from the information identified below contained in the Applied Signal Technology, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on March 15, 2006 (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this annual report.

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

The Board of Directors of Applied Signal Technology, Inc. has adopted a code of ethics that applies to our principal executive officers, principal financial officer, and controller, as well as all other employees. A copy of this code of ethics has been posted on our Internet website at www.appsig.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

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

Part IV

Item 15: Exhibits and Consolidated Financial Statement Schedules

(a) (1) and (2) The following consolidated financial statements of AST, Inc. are filed as part of this report under Item 8:

  Balance Sheets — October 31, 2005 and 2004
  Statements of Operations — Years ended October 31, 2005, 2004, and 2003
  Statement of Shareholders’ Equity — Years ended October 31, 2005, 2004, and 2003
  Statements of Cash Flows — Years ended October 31, 2005, 2004, and 2003
  Notes to Consolidated Financial Statements — October 31, 2005

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Listing of Exhibits — See Exhibit Index on page 67 of this Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology Inc. (Registrant)
Dated January 17, 2006	/s/ Gary L. Yancey Gary L. Yancey, President, Chief Executive Officer, and Chairman of the Board

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

Signature	Date	Title
/s/ Gary L. Yancey Gary L. Yancey	January 17, 2006	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)
/s/ James E. Doyle James E. Doyle	January 17, 2006	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Milton E. Cooper Milton E. Cooper	January 17, 2006	Director
/s/ John P. Devine John P. Devine	January 17, 2006	Director
/s/ David D. Elliman David D. Elliman	January 17, 2006	Director
/s/ Robert Richardson Robert Richardson	January 17, 2006	Director
/s/ John R. Treichler John R. Treichler	January 17, 2006	Director
/s/ Stuart G. Whittelsey, Jr. Stuart G. Whittelsey, Jr.	January 17, 2006	Director

Annual Report on Form 10-K
Item 15(b)

Exhibits

Year Ended October 31, 2005

Applied Signal Technology Inc.
400 West California Avenue
Sunnyvale , CA 94086

AST
Index to Exhibits

Exhibit Number	Description of Document
2.1	Agreement of Merger of Mercury Acquisition Corporation, a California Corporation, and Dynamics Technology, Inc., a California Corporation Dated July 1, 2005
3.2 (1)	Amended and Restated Bylaws
4.1 (1)	Specimen Common Stock Certificate
10.1 (1)	Form of Indemnification Agreement for directors and officers*
10.3 (1)	1991 Stock Option Plan and forms of agreements thereunder*
10.4 (1)	1993 Employee Stock Purchase Plan
10.6 (1)	Summary Plan Description of 401(k) Retirement Plan*
10.7 (2)	Lease Agreement dated August 21, 1985 with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8 (3)	Lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.9 (4)	Lease agreement dated May 31, 1996 with Constellation Real Estate, Inc., for 135 National Business Parkway
10.10 (5)	Amendments to lease agreements dated November 23, 1994 with Lincoln Property Company Management Services, Inc.
10.11 (9)	2000 Stock Option Plan and forms and agreements thereunder*
10.16 (8)	Amendments to Lease Agreements dated July 30, 2001 with Sunnyvale Business Park
10.17 (7)	2001 Stock Option Plan and forms of agreements thereunder*
10.18 (8)	Amendments to Lease Agreements dated September 20, 2000 with Eden Roc Partnership
10.19 (8)	Amendments to Lease Agreements dated April 19, 2001 with Sunnyvale Business Park
10.20 (10)	2001 Stock Option Plan (as amended through January 20, 2003)*
10.21 (10)	Line of Credit Agreement dated January 27, 2003 with Wells Fargo Bank, National Association
10.22 (10)	Security Agreement dated January 27, 2003 with Wells Fargo Bank
10.23 (12)	Second Amendment to Lease Agreement, dated December 31, 2003, with Constellation Real Estate, Inc.
10.24 (12)	Third Amendment to Lease Agreement, dated January 24, 2004, with Carr America Realty Corp.
10.25 (12)	Annual Incentive Plan*
10.26 (13)	Amendment to the Line of Credit Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.27 (13)	Security Agreement dated February 12, 2004 with Wells Fargo Bank, National Association
10.28 (13)	Stock Incentive Plan*
10.29 (14)	Second Amendment to Lease Agreement, dated May 18, 2004, with Eden Roc Partnership
10.30 (14)	Executive Retention and Severance Plan*
10.31 (15)	Revised Notice of Option Grant Form for the 2000 Stock Option Plan*
10.32 (15)	Revised Notice of Option Grant Form for the 2001 Stock Option Plan*
10.33 (15)	Revised Notice of Grant Form for the 2004 Stock Incentive Plan*
10. 34 (19)	Executed Interest Rate Master Agreement Dated June 2, 2005
10.36 (19)	Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc. Dated April 4, 1984
10.37 (19)	First Amendment to Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc. Dated June 30, 1985
10.38 (19)	Second Amendment to Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc. Dated July 14, 1989
10.39 (19)	Third Amendment to Lease Agreement Between the DABP Associated and Dynamics Technology, Inc. Dated October 29, 1990
10.40 (19)	Fourth Amendment to Lease Agreement Between the Del Amo Business Plaza and Dynamics Technology, Inc. Dated September 2, 1992
10.41 (19)	Fifth Amendment to Lease Agreement Between the Del Amo Business Plaza Partners, L.P. and Dynamics Technology, Inc. Dated September 15, 1997
10.42 (19)	Sixth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc. Dated May 30, 2002
10.43 (19)	Seventh Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc. Dated August 29, 2003
10.44 (19)	Eighth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc. Dated October 29, 2004
10.45 (19)	Ninth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc. Dated April 27, 2005
10.46 (19)	Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc. Dated May 16, 2003
10.47 (19)	First Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc. Dated June 4, 2004
10.48 (19)	Amendment to Executed Loan Agreement Dated June 8, 2005
10.49 (19)	Fourth Amendment to Lease Between Eden Roc Partnership and Applied Signal Technology, Inc. Dated May 3, 2005
10.50 (16)	Second Amendment to Line of Credit Agreement, dated February 25, 2005, with Wells Fargo Bank, National Association
10.51 (17)	Lease Agreement , dated January 31, 2003 with Tom M. Lacey Family Limited Partnership.
10.52 (18)	Executed Loan Agreement Dated June 8, 2005
10.53	Second Amendment to Deed of Lease, dated August 31, 2005 with RREEF America Reit II Corp
14.1 (11)	Code of Business Conduct and Ethics
21.1 (6)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Management contract or compensatory plan, contract or arrangement

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

(15) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year of fiscal year 2004 dated January 14, 2005.

(16) Incorporated by reference to Exhibit 10.31 filed with the Registrant’s Form 10-Q for the first quarter of fiscal year of fiscal year 2005 dated March 8, 2005.

(17) Incorporated by reference to Exhibit 10.32 filed with the Registrant’s Form 10-Q for the first quarter of fiscal year of fiscal year 2005 dated March 8, 2005.

(18) Incorporated by reference to Exhibit 10.33 filed with the Registrant’s Form 10-Q for the third quarter of fiscal year 2005 dated September 7, 2005.

(19) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the third quarter of fiscal year 2005 dated September 7, 2005.