Form 10-Q
period 2006-01-27
APPLIED SIGNAL TECHNOLOGY INC
filed 2006-03-07
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended January 27, 2006

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

X
------ Yes	------ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

X
------ Yes	------ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

X
------ Yes	------ No

The number of shares of the Registrant’s common stock outstanding as of January 27, 2006 was 11,677,893.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	January 27, 2006 (Unaudited)	October 31, 2005 (Note)
Current assets:
Cash and cash equivalents	$11,207	$ 18,920
Short term investments	7,403 --------------	10,615 --------------
Total cash and cash equivalents and short-term investments	18,610	29,535
Accounts receivable:
Billed	22,562	26,824
Unbilled	25,758 --------------	21,642 --------------
Total accounts receivable	48,320	48,466
Inventory	9,563	5,269
Prepaid and other current assets	7,797 --------------	6,307 --------------
Total current assets	84,290	89,577
Property and equipment, at cost:
Machinery and equipment	51,161	50,487
Furniture and fixtures	5,169	5,118
Leasehold improvements	12,903	12,860
Construction in process	225 --------------	154 --------------
	69,458	68,619
Accumulated depreciation and amortization	(53,278) --------------	(52,328) --------------
Net property and equipment	16,180	16,291
Goodwill	19,785	19,785
Intangible assets, net of accumulated amortization	1,806	2,005
Long-term deferred tax asset	6,081	5,821
Other assets	723 --------------	844 --------------
Total assets	$128,865 ========	$134,323 ========

Applied Signal Technology, Inc.
Balance Sheets (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	January 27, 2006 (Unaudited)	October 31, 2005 (Note)
Current liabilities:
Accounts payable	$4,748	$8,621
Accrued payroll and related benefits	9,536	14,098
Note payable	1,429	1,429
Income taxes payable	575	633
Other accrued liabilities	1,797 --------------	1,608 --------------
Total current liabilities	18,085	26,389
Long-term note payable	7,857	8,215
Accrued rent	1,302	1,286
Other long-term liabilities	503	501
Shareholder’s equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 11,677,893 at January 27 ,2006 and 11,528,318 at October 31, 2005	46,225	42,831
Retained earnings	54,827	54,974
Accumulated comprehensive income	66 --------------	127 --------------
Total shareholders’ equity	101,118 --------------	97,932 --------------
Total liabilities and shareholders’ equity	$128,865 ========	$134,323 ========

Note: The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
(in thousands, except per-share data)

	Three Months Ended
	January 27, 2006	January 28, 2005
Revenues from contracts	$33,553	$30,110
Operating expenses:
Contract costs	22,068	19,839
Research and development	3,589	3,177
General and administrative	5,370 --------------	3,822 --------------
Total operating expenses	31,027 --------------	26,838 --------------
Operating income	2,526	3,272
Interest income and other, net	176	200
Interest expense	154 --------------	37 --------------
Income before provision for income taxes	2,548	3,435
Provision for income taxes	1,236 --------------	1,408 --------------
Net income	$1,312 ========	$2,027 ========
Net income per common share:
Basic	$0.11	$0.18
Diluted	$0.11	$0.17
Number of shares used in calculating net income per common share:
Basic	11,617	11,293
Diluted	11,919	11,863

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents (unaudited)
(in thousands)

	Three Months Ended
	January 27, 2006	January 28, 2005
Operating Activities
Net income	$1,312	$2,027
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,272	872
Stock-based compensation	1,141	—
Tax benefit related to stock plan	174	—
Excess tax benefits from stock-based payment arrangements	(93)	—
Changes in:
Accounts receivable	146	(133)
Inventory, prepaid expenses, and other assets	(5,987)	(3,018)
Accounts payable, taxes payable, and accrued liabilities	(8,304) --------------	(5,657) --------------
Net cash used in operating activities	(10,339)	(5,909)
Investing Activities
Purchases of available-for-sale securities	—	(3,852)
Maturities of available-for-sale securities	3,200	10,210
Additions to property and equipment	(947) --------------	(890) --------------
Net cash provided by investing activities	2,253	5,468
Financing Activities
Issuance of common stock	2,079	1,950
Excess tax benefits from stock-based payment arrangements	93	—
Term loan	(358)	—
Dividends paid	(1,441) --------------	(1,401) --------------
Net cash provided by financing activities	373	549
Net increase (decrease) in cash and cash equivalents	(7,713)	108
Cash and cash equivalents, beginning of period	18,920 --------------	11,227 --------------
Cash and cash equivalents, end of period	$11,207 ========	$11,335 ========
Supplemental disclosures of cash flow information:
Interest paid	$154	$32
Income taxes paid	$1,380	$132

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
January 27, 2006

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

ELINT derives intelligence from signals associated with weapons systems. Our investment in ELINT is directed toward the development of equipment for the collection and processing of weapons systems signals. This equipment will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness.

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

On July 1, 2005, we acquired DTI, a privately held company headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI was a provider of advanced sensor signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies. In accordance with Statement of Financial Accounting Standard (SFAS) 141, Business Combinations, the acquisition was accounted for as a purchase transaction, and we have included in our results of operations the results of DTI subsequent to the acquisition date.

Substantially all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ending January 27, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

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

Reclassification of Balances

Precontract costs have been reclassified on the balance sheets from inventory to other current assets for all periods presented. Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date.

Precontract costs for the periods ending January 27, 2006 and October 31, 2005 were approximately $2,474,000 and $1,046,000, respectively.

Revenues and Contract Accounting

Revenues and cost recognition. The majority of our contracts with the United States Government, its agencies, or prime contractors with the United States Government are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts (SOP 81-1). These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products, and perform related services according to specifications provided by the customer. A limited number of standalone software contracts are recognized in accordance with the AICPA Statement of Opinion 97-2, Software Revenue Recognition.

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

Our policy for recognizing interim award fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion thereof will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors, including contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized in whole or in part until management determines that it is probable that the award fee or portion thereof will be earned. If management’s assessment is incorrect, or there are changes in facts and circumstances, we may be required to revise our estimates and the adjustment to profits resulting from such revisions may affect future period earnings.

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

Four contracts represented an aggregate of 36% of revenues for the three-month period ending January 27, 2006, and two contracts represented an aggregate of 36% of revenues for the three-month period ending January 28, 2005. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type.

Three Months Ended
	January 27, 2006	January 28, 2005
Cost-reimbursement contracts	84%	78%
Fixed-price contracts	16% ---------------	22% ---------------
	100% =========	100% =========

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust our planned indirect spending during the year, request a modification of our billing rates to our customers through the Defense Contract Audit Agency, in accordance with Federal Acquisition Regulations, or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At January 27, 2006, the unfavorable rate variance was approximately $3,407,000 and at January 28, 2005, the unfavorable rate variance was approximately $2,553,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government, its agencies, or prime contractors for the United States Government, and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense.

At January 27, 2006 and October 31, 2005, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the first quarter of fiscal year 2006 or fiscal year 2005.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate and any discrete items that occur during any interim period. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of such expected benefits as R&D credits, and the reversals of valuation allowances. In addition, our effective tax rate can be greater than the statutory rate due to the non-tax-deductible nature of certain types of stock-based compensation expense. Please refer to “Notes to Condensed Consolidated Financial Statements, Note 8: Provision for Income Taxes” for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first three months of fiscal year 2006 and fiscal year 2005.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our securities are classified as available-for-sale and are carried at fair market value in short-term investments. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term investments is determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for the first three months of fiscal year 2006 or fiscal year 2005.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands).

	January 27, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$11,207	$—	$—	$11,207
Short-term, available-for-sale securities:
Corporate securities	806	—	(2)	804
Government securities	6,599 --------------	— --------------	— --------------	6,599 --------------
	$18,612 ========	$— ========	$(2) ========	$18,610 ========

	October 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$18,920	$—	$—	$18,920
Short-term, available-for-sale securities:
Corporate securities	4,022	—	(5)	4,017
Government securities	6,598 --------------	— --------------	— --------------	6,598 --------------
	$29,540 ========	$— ========	$(5) ========	$29,535 ========

The following table summarizes the maturities of our short-term investments (in thousands).

	January 27, 2006	October 31, 2005
Due in one year or less	$7,403	$10,615

Restricted Cash

We had restricted cash balances of approximately $521,000 and $545,000 for the three-month period ending January 27, 2006, and at October 31, 2005, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $121,000 and $90,000 was included in prepaids and other current assets for the three-month period ending January 27, 2006, and at October 31, 2005, respectively. Approximately $400,000 and $455,000 was included in other assets for the three-month period ending January 27, 2006, and at October 31, 2005, respectively.

Property and Equipment

Machinery and equipment, as well as furniture and fixtures, are depreciated by using the straight-line method over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized by using the straight-line method over the lesser of the useful life of the assets or the lease term. Construction in process includes costs incurred to build a portion of our leasehold improvements and test equipment.

Goodwill valuation. We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, and unanticipated competition and loss of key personnel.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance as well as estimating discount rates.

This methodology compares the fair value of the reporting unit with the carrying amount of the reporting unit. We consider AST to be one reporting unit. For further information, see “Notes to Condensed Consolidated Financial Statements, Note 7: Segment Reporting.” To perform the goodwill impairment test, we determine the fair value of its reporting unit and compare the fair value to the reporting unit’s carrying value. To the extent, the reporting unit’s carrying value exceeds its fair value, we must perform the second step of the impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill to its carrying amount. If no impairment exists under step one, then step two is not necessary.

No indicators of impairment existed at January 27, 2006.

Long-lived asset valuation (property, plant and equipment, and intangible assets). We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability will be assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

No indicators of impairment existed at January 27, 2006.

Per-Share Data

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

The per-share data is as follows (in thousands, except per-share amounts):

	January 27, 2006	January 28, 2005
Numerator
Net income	$1,312 ========	$2,027 ========
Denominator
Weighted average number of common shares outstanding used to compute net income per common share – basic	11,617	11,293
Effect of dilutive stock options	302 --------------	570 --------------
Shares used to compute net income per common share – diluted	11,919 ========	11,863 ========
Net income per common share – basic	$0.11	$0.18
Net income per common share – diluted	$0.11	$0.17

The exercise prices of approximately 566,000 and 12,000 potential common shares for the first three months of fiscal year 2006 and the first three months of fiscal year 2005, respectively, were greater than the market value, and therefore we excluded those shares from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive. An additional 204,000 potential common shares were excluded from the diluted net income per common share computation for the first three months of fiscal year 2006, as their effect would be antidilutive under the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R).

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	January 27, 2006	January 28, 2005
Net income	$1,312	$2,027
Unrealized gain on securities, net of tax	3	—
Derivative loss, net of tax	(64) --------------	— --------------
Comprehensive income	$1,251	$2,027

Accumulated comprehensive income as of January 27, 2006, was approximately $66,000, and as of October 31, 2005, was approximately $127,000.

Dividends

In November 2005, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends were paid on February 10, 2006, to shareholders of record at January 27, 2006, and are expected to be paid on May 12, 2006, August 11, 2006, and November 10, 2006, to shareholders of record at April 28, 2006, July 28, 2006, and October 31, 2006.

We paid dividends of approximately $1,441,000 during the first three months of fiscal year 2006 and approximately $1,401,000 during the first three months of fiscal year 2005.

At January 27, 2006 and October 31, 2005, accrued dividends of approximately $1,459,000 and $1,441,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have stock-based compensation programs that provide our Board of Directors discretion in creating employee equity incentives. These programs include incentive and non-statutory stock options granted under various plans. Stock options are generally time-based, vesting 20% on each anniversary of the grant date over five years and expiring eight or ten years from the grant date.

Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Our ESPP has a twenty-four-month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date is lower than the fair market value on the offering date, all participants are withdrawn from the offering period and re-enrolled into a new twenty-four-month offering period.

As of January 27, 2006, there was a total of 1.2 million shares reserved for future issuance under the plans.

On November 1, 2005, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards that are ultimately expected to vest. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to November 1, 2005, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock compensation . We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, the provisions of SFAS 123R apply to awards granted or modified under our stock option plans and ESPP after the date of adoption. In addition, the unrecognized expense of awards not vested at the date of adoption shall be recognized in net income in the periods after the date of adoption by using the same valuation method (that is, Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, stock-based compensation expense for the three-month period ending January 27, 2006, includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options and ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

Three Months Ended January 27, 2006
Contract costs	$693
Research and development	75
General and administrative	373
Stock-based compensation expense before income taxes	$1,141 -------------
Stock-based compensation expense after income taxes	$961

As a result of adopting SFAS 123R, our income before income taxes and net income for the three months ended January 27, 2006, are lower by approximately $1,141,000 and $961,000, respectively, than if we had continued to account for our stock-based compensation expense under SFAS 123. In addition, basic and diluted net income per share for the three months ended January 27, 2006, were reduced by approximately $0.08 per share as a result of adopting SFAS 123R.

Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which allowed companies to apply existing accounting rules under APB 25. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income for periods prior to the adoption of SFAS 123R. As required by SFAS 123 and 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value method defined in SFAS 123 had been applied.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all of our employee stock options and ESPP under the fair value method of the original SFAS 123. The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ending January 28, 2005 (in thousands, except per-share amounts).

Three Months Ended January 28, 2005
Net income, as reported	2,027
Deduct: total stock-based compensation expense determined at the fair value for all awards	725 -------------
Pro forma net income	$1,302
Net income per share:
Basic – as reported	$0.18
Basic – pro forma	$0.12
Diluted – as reported	$0.17
Diluted – pro forma	$0.11

The pro forma numbers previously reported, pursuant to SFAS 123 and SFAS 148, in our financial statements for the first quarter of fiscal year 2005 for the stock-based compensation expense, the weighted average fair value, and the weighted average volatility of the options granted and ESPP, have been revised due to the correction of the respective weighted-average volatility. In addition, the pro forma net income as previously reported for the fiscal year 2005, including the first quarter of that fiscal year, has been revised to reflect the impact of our ESPP look back feature. As a result of these corrections, the pro forma net income for the three months ended January 28, 2005, increased by $112,000, and our pro forma basic and diluted net income per common share increased by $0.01.

Our determination of fair value of stock-based compensation awards on the date of grant by using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These factors include, but are not limited to, our expected stock price volatility, the projected employee stock option life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock options.

The fair value of options granted and shares issued under the ESPP by the Company was estimated by using the Black-Scholes valuation model using the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended January 27, 2006	Three Months Ended January 28, 2005	Three Months Ended January 27, 2006	Three Months Ended January 28, 2005
Risk-free interest rate	4.5%	3.7%	4.4%	2.7%
Expected life (years)	5.0	5.0	1.25	1.25
Expected volatility	50%	65%	40%	41%
Expected dividends	3.0%	1.3%	2.2%	1.8%
Weighted average fair value	$7.10	$16.92	$5.88	$12.58

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date. For the valuation of our ESPP, we used risk-free interest rate ranges of 4.3% to 4.5% for the first quarter of fiscal year 2006 and 2.4% to 3.0% for the first quarter of fiscal year 2005.

The expected life of the options represents the period that we expect the stock-based awards will be outstanding and is determined based on historical experience of similar awards, considering contractual terms, exercise patterns, and vesting schedules. We are using a five-year expected life for our employees during fiscal year 2006. Although no options were granted to executives in the first quarter of fiscal year 2006, for such grants in the future, we will use a six-year expected life for executives because we determined that our executives, who have additional restrictions imposed by securities regulations regarding trading of their stock options, will likely hold on to their options for a longer period of time than other employees. Prior to the first quarter of fiscal year 2006, we valued all our stock options, for the purposes of pro forma disclosure in accordance with SFAS 123, by using a five-year expected life. The expected life used for our ESPP is based on the six-month purchase periods within each twenty-four-month offering period.

Our computation of expected volatility for both stock options and ESPP for the three-month period ended January 27, 2006, reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. Prior to the first quarter of fiscal year 2006, we calculated our volatility based solely on historical volatility in accordance with SFAS 123 for purposes of our pro forma information. For the valuation of our ESPP, we used volatility ranges of 36% to 42% for the first quarter of fiscal year 2006 and 39% to 45% for the first quarter of fiscal year 2005.

The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price. For the valuation of our ESPP, we used a dividend yield range of 1.9% to 2.6% for the first quarter of fiscal year 2006 and 1.5% to 2.2% for the first quarter of fiscal year 2005.

Stock-based compensation expense recognized in the consolidated statement of operations in the first quarter of fiscal year 2006 reflects estimated forfeitures which are based on historical option forfeitures. In the pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, we included forfeitures as they occurred.

Net cash proceeds from the exercise of stock options are approximately $490,000 for the three-month period ended January 27, 2006, and approximately $569,000 for the three-month period ended January 28, 2005. The net cash proceeds associated with our ESPP was $1,589,000 for the three-month period ended January 27, 2006, and $1,381,000 for the three-month period ended January 28, 2005. The income tax benefit realized from stock option exercises during the first quarter of fiscal year 2006 was approximately $174,000 and no income tax benefit was realized during the same period of fiscal year 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock option activity for the three months ended January 27, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2005	1,479,304	$17.32	—	—
Grants	7,000	$18.66	—	—
Exercised	(45,067)	$10.87	—	—
Forfeitures or expirations	(7,884) -------------	$22.97	—	—
Outstanding at January 27, 2006	1,433,353	$17.50	6.56	$10,207,000
Exercisable at January 27, 2006	716,369	$13.16	6.09	$7,644,000

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between our closing stock price on the last trading day of the first quarter of fiscal year 2006 and the exercise price for those options in the money, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on January 27, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised is approximately $454,000 for the three months ended January 27, 2006, and $1,360,000 for the three months ended January 28, 2005. Total fair value of options vested is $973,000 for the three months ended January 27, 2006, and $3,404,000 for the three months ended January 28, 2005.

As of January 27, 2006, $6,527,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 3.12 years. Our ESPP unrecognized compensation cost is $1,351,000 and is expected to be recognized over a weighted average period of 1.03 years.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs. SFAS 151 amends ARB 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 at the beginning of fiscal year 2006. The adoption of SFAS 151 did not have a material impact on the Company’s financial statements.

On June 7, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations, or cash flows.

Note 2: Inventory

Inventories are stated at cost and consisted of the following (in thousands):

	January 27, 2006	October 31, 2005
Raw materials	$476	$453
Work in process	8,645	4,647
Finished goods	442 ------------	169 ------------
	$9,563	$5,269

At January 27, 2006, the unfavorable inventoried indirect rate variance increased work in process by approximately $3,407,000. At January 28, 2005, the unfavorable inventoried indirect rate variance increased work in process by approximately $2,553,000.

Inventory activities during the first three months of fiscal year 2006 and fiscal year 2005 included disposals of approximately $13,000 and $11,000, respectively.

Note 3: Business Combination

In order to diversify into phenomenological sensor signal processing, AST acquired Dynamics Technology, Inc. (DTI) on July 1, 2005. DTI was a privately held California corporation headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI provided advanced sensor and signal processing products for advanced space-based, airborne, terrestrial, and undersea sensor technologies. The combined company provides signal processing products and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security.

The purchase price of the acquisition was approximately $30.1 million in cash, plus an estimated $1.3 million in transaction costs. AST did not assume any options of DTI. Approximately 10% of the merger consideration that would otherwise be distributed to the holders of DTI’s securities at the closing of the acquisition were deposited into an escrow account for 12 months following the closing for the purpose of providing a fund against which AST may assert claims for damages, if any, based on breaches of the representations and warranties made by DTI in the agreement. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquisition are included in the accompanying statement of operations since the acquisition date. AST has funded the purchase price from its current investments and from a $10 million term loan from Wells Fargo Bank.

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

Our deferred net tax assets increased in connection with the purchase of DTI. See “Notes to Condensed Consolidated Financial Statements, Note 8: Provision for Income Taxes” for further details.

The aggregate preliminary purchase price for the acquisition consists of the following (in thousands):

Cash	$30,074
Transaction costs	1,335 -----------
Total preliminary purchase price	$31,409 ======

We allocated the aggregate preliminary purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Cash and cash equivalents	$2,136
Accounts receivable	2,352
Income tax receivable	1,160
Deferred tax asset	179
Other current assets	231
Property and equipment	715
Long-term deferred tax assets	5,740
Other non-current assets	81
Accounts payable	(327)
Long-term deferred tax liabilities	(1,068)
Other accrued liabilities	(1,845) ---------------
Net tangible assets assumed	9,354
Amortizable intangible assets:
Customer relationships	1,720
Existing technology	340
Non-compete agreements	60
Patent	60
Trade name	90 ---------------
Total amortizable intangible assets	2,270
Goodwill	19,785 ---------------
Total purchase price	$31,409 =========

See “Notes to Condensed Consolidated Financial Statements, Note 5: Borrowing Arrangements” for information regarding the financing of the transaction.

Note 4: Goodwill and Intangible Assets

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first quarter of fiscal year 2006.

Intangible assets. Information on our identifiable intangible assets that are subject to amortization is presented in the table below (in thousands).

		January 27, 2006
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(334)	$1,386
Existing technology	5 years	340	(40)	300
Non-compete agreements	1 year	60	(35)	25
Patent	18 years	60	(2)	58
Trade name	1 year	90 -----------	(53) -----------	37 -----------
Total		$2,270	$(464)	$1,806

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above.

As of January 27, 2006, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
2006	$546
2007	645
2008	453
2009	71
2010–2023	91 ----------
Total	$1,806 ======

Note 5: Borrowing Arrangements

Revolving line of credit. At January 27, 2006, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank), will advance funds to us from time to time up to and including March 1, 2006, not to exceed at any time the maximum principal amount of $3 million. This Line of Credit was renewed and will expire on March 1, 2007. At January 27, 2006, we had three standby letters of credit under the Line of Credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, had an outstanding balance of approximately $1,220,000 at January 27, 2006, and October 31, 2005. The second letter of credit was a requirement of our workers compensation insurance, and had an outstanding balance of approximately $150,000 at January 27, 2006 and October 31, 2005. The third letter of credit, obtained in May 2005 as a requirement of one of our customers, had an outstanding balance of approximately $380,000 at January 27, 2006, and October 31, 2005.

Borrowings under the Line of Credit bear interest at the Bank’s reference rate (7.25% at January 27, 2006), and interest on those borrowings are payable monthly. No fees were associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term Loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (4.3975% during the January 2006 calculation period). The Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of January 27, 2006, we were in compliance with these covenants.

The following table sets forth our scheduled debt maturities under the Term Loan (in thousands).

Year	Debt Maturities
2006	$1,429
2007	1,429
2008	1,429
2009	1,429
Thereafter	3,570 -------------
Total	$9,286 =======

We are exposed to market risk from changes in interest rates on the Term Loan and manage this exposure through the use of derivatives and other strategies. The derivative instrument employed, an interest rate swap, is considered a cash flow hedge and is governed by FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities. A derivative contract references an underlying variable, such as an interest rate index, a foreign currency exchange rate, or a commodity value. The payment, or settlement, obligation arising from a derivative is calculated by applying the terms of the contract to changes in the value of the reference variable during a calculation period. Derivatives may trade on exchanges, such as most common stock options, or may be private (over the counter) arrangements between two parties.

We entered into an over the counter interest rate swap contract with Wells Fargo Bank designed to operate as a cash flow hedge for its Term Loan. Effectively, the swap converts the floating interest rate of the Term Loan into a predicable fixed rate. The use of an interest rate swap in this situation locks the variable interest expense associated with the debt and results in a fixed interest expense that is typically immune from subsequent market rate fluctuations. Since there is a high correlation between the hedged instrument (the swap) and the underlying interest variable, gains and losses on the interest exposure are usually eliminated by offsetting changes in the swap, making it a highly effective instrument in hedging variability.

At January 27, 2006, we had one interest rate swap agreement outstanding with Wells Fargo Bank designated as a cash flow hedge under SFAS 133 related to the Company’s $10 million Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, the Company exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%. The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At January 27, 2006, the effective portion of the hedge was a deferred net gain of approximately $68,000. Over the next twelve months, we expect to reclassify approximately $41,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of January 27, 2006.

We assess effectiveness of the hedge instrument regularly.

Note 6: Contractual Obligations

The following table sets forth our contractual obligations as of January 27, 2006 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$31,836	$5,693	$11,411	$9,493	$5,239
Loan obligations	9,286	1,429	2,857	2,857	2,143
Purchase obligations	5,901 -----------	5,901 -----------	— -----------	— -----------	— -----------
Total	$47,023 =======	$13,023 =======	$14,268 =======	$12,350 =======	$7,382 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2013. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses.

Note 7: Segment Reporting

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

Note 8: Provision for Income Taxes

Our provision for income taxes for the first three months of fiscal year 2006 was approximately $1,236,000, with an estimated annual effective tax rate of 48.5%. Our provision for income taxes for the first three months of fiscal year 2005 was approximately $1,408,000, representing an estimated annual effective tax rate of 41%. Our estimated annual effective tax rate at January 27, 2006, was higher than our effective tax rate at January 28, 2005, due to non-deductible stock compensation expense.

Note 9: Contingencies

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the first three months of fiscal year 2006 and fiscal year 2005 were approximately $91,000 and $29,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of January 27, 2006, or October 31, 2005.

Legal proceedings. On March 11, and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004 through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice and ordered judgment in defendants’ favor. In the event that this judgment of dismissal is appealed, any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached condensed financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended October 31, 2005.

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

Description of Business

Applied Signal Technology, Inc. (AST) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and non-man-made signals. The man-made signal processing is for both communications intelligence (COMINT) and electronic intelligence (ELINT). The non-man-made signal processing is applied to phenomenological sensors. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

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

ELINT derives intelligence from signals associated with weapons systems. Our investment in ELINT is directed toward the development of equipment for the collection and processing of weapons systems signals. This equipment will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness.

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

Homeland security requires a robust system that quickly conducts covert or overt inspection of containers, vehicles, packages, and facilities anywhere in the world, on land or sea, by using tools that reach beyond the fixed site border security systems. In particular, U.S. security forces need to have a portable capability to “see” through walls and other barriers to non-intrusively identify dangerous materials on the other side.

To address this need, Applied Signal Technology, united with industry and government partners, is developing neu-VISION™—a portable neutron imaging and material identification system designed to provide through-barrier detection and classification of explosives, chemical agents, radiological or nuclear materials, and other hazardous materials in a variety of operational settings. The innovative neutron imaging technology serves an important role in the nation’s integrated security capability with its unique combination of barrier penetration, three-dimensional representation, material identification, and operational flexibility. We have obtained a license to operate neutron-imaging equipment at our non-intrusive inspection test facility in Torrance, California.

Substantially, all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

On July 1, 2005, we acquired Dynamics Technology, Inc. (DTI), a privately held company headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI was a provider of advanced sensor signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies. In accordance with SFAS 141, Business Combinations, the acquisition was accounted for as a purchase transaction, and we have included in our results of operations the results of DTI subsequent to the acquisition date. For disclosures regarding the acquisition of DTI, please refer to “Notes to Condensed Consolidated Financial Statements, Note 3: Business Combination” and “Note 5: Borrowing Arrangements.”

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our condensed consolidated financial statements and, therefore, consider these to be critical accounting policies. See “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies,” included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

Revenues and cost recognition. The majority of our contracts with the United States Government, its agencies, or prime contractors with the United States Government are accounted for in accordance with the AICPA Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts (SOP 81-1). These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products, and perform related services according to specifications provided by the customer. A limited number of standalone software contracts are recognized in accordance with the AICPA Statement of Opinion 97-2, Software Revenue Recognition.

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

Our policy for recognizing interim fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors, including contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned. Historically, management’s estimates have generally been consistent with actual fees awarded. However, changes in facts and circumstances could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which the changes occur.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year, request a modification of our billing rates to our customers through the Defense Contract Audit Agency, in accordance with Federal Acquisition Regulations, or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At January 27, 2006, the unfavorable inventoried indirect variance was approximately $3,407,000. At January 28, 2005, the unfavorable inventoried indirect rate variance was approximately $2,553,000.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate and any discrete items that occur during any interim period. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of such expected benefits as R&D credits and the reversals of valuation allowances. In addition, our effective tax rate can be greater than the statutory rate due to the non-tax-deductible nature of certain type of stock-based compensation expense. Please refer to “Notes to Condensed Consolidated Financial Statements, Note 8: Provision for Income Taxes” for the current year effective tax rate.

Allowance for bad debt. Since the majority of our revenues are generated from the United States Government, its agencies, or prime contractors for the United States Government, we regard the credit risk of our business to be minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off.

At January 27, 2006, and October 31, 2005, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the first quarter of fiscal year 2006 or fiscal year 2005.

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

We disposed of approximately $13,000 of inventory during the first three months of fiscal year 2006. During the same period of fiscal year 2005, we disposed of $11,000 of obsolete products. The disposed items included units in various stages of completion.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first three months of fiscal years 2006 and 2005, we did not incur any price redeterminations on any of our contracts.

Goodwill valuation. We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition, and loss of key personnel.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance as well as estimating discount rates.

This methodology compares the fair value of the reporting unit with the carrying amount of the reporting unit. We consider AST to be one reporting unit. For further information, see “Notes to Condensed Consolidated Financial Statements, Note 7: Segment Reporting.” To perform the goodwill impairment test, we determine the fair value of its reporting unit and compare the fair value to the reporting unit’s carrying value. To the extent, the reporting unit’s carrying value exceeds its fair value, we must perform the second step of the impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill to its carrying amount. If no impairment exists under step one, then step two is not necessary.

No indicators of impairment existed at January 27, 2006.

Long-lived asset valuation (property, plant and equipment, and intangible assets). We will test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability will be assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

No indicators of impairment existed at January 27, 2006.

Share-based payment. We adopted SFAS 123 (revised 2004), Share-Based Payment, effective November 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income.

We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, the provisions of SFAS 123R apply to all awards granted or modified under our stock option plans and ESPP after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption by using the same valuation method (that is, Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), as disclosed in our previous filings. Accordingly, stock-based compensation expense for the three-month period ending January 27, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Assumptions used in the Black-Scholes model are the expected stock price volatility over the expected life of the awards, the projected employee stock options life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock awards. Historical volatility, market-base implied volatility, or a combination of both will be considered when projecting the expected stock price volatility for both stock options and ESPP. For stock options in fiscal year 2006, we are using a six-year expected life for executives and five years for employees. The expected life of the options was estimated based on historical observations of our stock, considering the average years of options actually exercised, vested and cancelled options, and outstanding and exercisable options. Due to our executives having additional restrictions on when they can trade their stock options, we believe they will likely hold on to their options for a longer period of time. At least once a year, we will assess the exercise behavior and determine if our current expected life assumption needs to change. The expected life used for our ESPP, is based on the six-month purchase periods within each twenty-four-month offering period. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date.The expected dividend yield for both stock options and ESPP is calculated by taking the total expected annual dividend payout divided by the average stock price.

Overview

We believe that there continues to be an interest in ISR by the U.S. Government to respond to the threat of terrorist activities and the war against terrorism, and that we are well positioned to benefit from the spending that might result. We believe that our COMINT and sensor processing businesses have strong growth potential and that our move into the ELINT business provides us an opportunity to diversify into a complementary business. As a result of this anticipated growth, we expect to make additional investments of capital and management resources, including additional personnel and facilities.

We continue to focus our operations on assuring program performance, meeting staffing requirements, maintaining a competitive cost structure, and diversifying our marketplace. Our customers continue to come to us with new requirements for ISR solutions, weighted heavily toward new developments, and we have experienced strong proposal activity in the current quarter. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through the end of fiscal year 2006.

Our contracts can be divided into two major types: fixed price and cost reimbursement. Fixed-price contracts are typically characterized by negotiated prices for efforts that involve little or no development risk. Cost risks associated with building and delivering products under fixed-price contracts are borne solely by the contractor.

Cost-reimbursement types of contracts are characterized by negotiated target costs and fees, and are generally for engineering development work where there is a high degree of risk and uncertainty. Although risks of cost overruns associated with cost-reimbursement contracts are borne by the customer, we cannot exceed contract ceilings without the approval of our customer.

On November 1, 2005, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment, requiring us to recognize expense related to the fair value of our stock-based compensation awards that are ultimately expected to vest.

The following table sets forth the total stock-based compensation expense resulting from stock options and ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

Three Months Ended January 27, 2006
Contract costs	$693
Research and development	75
General and administrative	373 ----------
Stock-based compensation expense before income taxes	$1,141
Stock-based compensation expense after income taxes	$961

As a result of adopting SFAS 123R, our income before income taxes and net income for the three months ended January 27, 2006, are lower by approximately $1,141,000 and $961,000, respectively, than if we had continued to account our stock-based compensation expense under SFAS 123. In addition, basic and diluted net income per share for the three months ended January 27, 2006 were reduced by approximately $0.08 per share as a result of adopting SFAS 123R.

Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for further information.

Three Months Ended January 27, 2006 Compared to Three Months Ended January 28, 2005

Revenues and backlog. Revenues for the first quarter of fiscal year 2006 were approximately $33,553,000, an 11%increase from revenues of approximately $30,110,000 recorded in the first quarter of fiscal year 2005. The increase in revenues recorded during the first three months of fiscal year 2006, when compared to the same period in fiscal year 2005, is primarily due to the contribution of our Sensor Signal Processing Group (SSPG).

New orders received during the first quarter of fiscal year 2006 were approximately $33,006,000, an increase of 197% from approximately $11,126,000 in new orders received during the same period of fiscal year 2005. The significant change in new orders is due to new orders received for certain airborne signal intelligence requirements.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At January 27, 2006, ending backlog was approximately $142,231,000, representing a 2% increase from ending backlog of approximately $140,193,000 at October 31, 2005. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type. Four contracts represented an aggregate of 36% of revenues for the three-month period ending January 27, 2006, and two contracts represented an aggregate of 36% of revenues for the three-month period ending January 28, 2005. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type.

	Three Months Ended		Twelve Months Ended
	January 27, 2006	January 28, 2005	October 31, 2005
Cost-reimbursement contracts	84%	78%	79%
Fixed-price contracts	16% ----------	22% ----------	21% ----------
	100% ======	100% ======	100% ======

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

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $22,068,000, or 65.8% of revenues, for the first quarter of fiscal year 2006 compared to approximately $19,839,000, or 65.9%, of revenues for the same period of fiscal year 2005. Contract costs increased in absolute dollars during the first quarter of fiscal year 2006 compared to the same period of fiscal year 2005 due to the increase in revenues and the impact of SFAS 123R on reported expenses.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,589,000, or 10.7% of revenues, for the first quarter of fiscal year 2006 compared to approximately $3,177,000, or 10.6% of revenues , for the same period of fiscal year 2005. R&D expenses were higher in absolute dollars during the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005 as a result of increased support for new and existing programs.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. General and administrative expenses were approximately $5,370,000, or 16.0% of revenues, for the first quarter of fiscal year 2006 compared to approximately $3,822,000, or 12.7% of revenues, for the same period of fiscal year 2005. General and administrative expenses increased in absolute dollars and as a percentage of revenues as a result of additional personnel to support business growth, an increase in marketing and proposal expenditures, and the impact of SFAS 123R on reported expenses.

Interest income and other, net. Net interest income for the first quarter of fiscal year 2006 was approximately $176,000 compared to net interest income of approximately $200,000 for the first quarter of fiscal year 2005. Interest income decreased during the first three months of fiscal year 2006 due to lower investment balances at the beginning of fiscal year 2006 when compared to the beginning of fiscal year 2005.

Interest expense. Interest expense for the first quarter of fiscal year 2006 was approximately $154,000 compared to approximately $37,000 of interest expense in the first quarter of fiscal year 2005. Interest expense increased in the first quarter of fiscal year 2006 primarily due to interest payments related to our $10 million term loan entered into in connection with the acquisition of DTI during the third quarter of fiscal year 2005.

Provision for income taxes. Our provision for income taxes for the first quarter of fiscal year 2006 was approximately $1,236,000, representing a 48.5% effective tax rate. Our provision for income taxes for the first three months of fiscal year 2005 was approximately $1,408,000, representing an effective tax rate of 41.0%. The difference in our estimated annual effective tax rate at January 27, 2006, from our effective tax rate at January 28, 2005, was primarily due to non-deductible stock compensation expense.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first three months of fiscal year 2006 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities used cash of approximately $10,339,000and approximately $5,909,000 during the first three months of fiscal years 2006 and 2005, respectively . Net income for the first three months of fiscal year 2006 was approximately$1,312,000 compared to net income of approximately $2,027,000 for the comparable period of fiscal year 2005 . The decrease in net income is due to the impact of our stock-based compensation expense of approximately $1,141,000. While the stock-based compensation expense materially impacted net income, it had no impact on operating cash.

Accounts receivable balances decreased during the first three months of fiscal year 2006 by approximately $146,000, and increased by approximately $133,000 during the same period in fiscal year 2005. The difference between the first three months of fiscal year 2006 and the first three months of fiscal year 2005 is due to higher collections on our billed receivables during the first three months of fiscal year 2006.

Cash used to support inventory, prepaid expenses, and other assets was approximately $5,987,000 and $3,018,000 during the first three months of fiscal years 2006 and 2005, respectively. The fluctuation in cash used between the first three months of fiscal year 2006 and the first three months of fiscal year 2005 is primarily due to the difference in the rate variance and precontract costs between the two periods. In the first three months of fiscal year 2006, the unfavorable rate variance increased inventory balances by approximately $3,407,000. During the same period of fiscal year 2005, the unfavorable rate variance increased inventory balances by approximately $2,553,000 . In the first three months of fiscal year 2006, precontract costs increased other current asset balances by approximately $2,473,000 compared to approximately $160,000 during the same period of fiscal year 2005.

The change in accounts payable, taxes payable, and accrued liabilities balances resulted in a net decrease of approximately $8,304,000 and approximately $5,657,000 during the first three months of fiscal years 2006 and 2005, respectively. Accounts payable and other accrued liabilities decreased approximately $3,685,000 during the first three months of fiscal year 2006 and decreased approximately $1,216,000 during the same period in fiscal year 2005. The primary difference between accounts payable activities during the first three months of fiscal years 2006 and 2005 is due to first quarter 2006 payments for accruals from the previous fiscal year-end being higher than those payments made in the same period of fiscal year 2005.

Net cash from investing activities. Investing activities provided cash of approximately $2,253,000 and approximately $5,468,000 during the first three months of fiscal years 2006 and 2005, respectively. The primary difference between fiscal years 2006 and 2005 was due to a decrease in the maturities of investment securities.

Net cash from financing activities. Financing activities provided cash of approximately $373,000 during the first three months of fiscal year 2006 and approximately $549,000 during the same period in fiscal year 2005. The decrease in cash from financing activities between the first three months of fiscal years 2006 and 2005 is primarily due to principal payments of approximately $358,000 made on our $10 million term loan entered into in connection with the acquisition of DTI during the third quarter of fiscal year 2005.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the ISR needs of the U.S. Government.

We believe that the funds generated from operations, existing working capital, and the amount available under our existing line of credit will be sufficient to meet our cash needs for the next twelve months.

Borrowing Arrangements

Revolving line of credit. At January 27, 2006, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank) will advance funds to us from time to time up to and including March 1, 2006, not to exceed at any time the maximum principal amount of $3 million. This Line of Credit was renewed and will expire on March 1, 2007. At January 27, 2006, we had three standby letters of credit under the Line of Credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, had an outstanding balance of approximately $1,220,000 at January 27, 2006, and October 31, 2005. The second letter of credit was a requirement of our workers compensation insurance, and the outstanding balance was approximately $150,000 at January 27, 2006, and October 31, 2005. The third letter of credit, obtained in May 2005 as a requirement of one of our customers, had an outstanding balance of approximately $380,000 at January 27, 2006, and October 31, 2005.

Borrowings under the Line of Credit bear interest at the Bank’s reference rate (7.25% at January 27, 2006), and interest on those borrowings are payable monthly. No fees are associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (4.3975% during the January 2006 calculation period). Our Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of January 27, 2006, we were in compliance with these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of an interest rate swap agreement with the Bank. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap is considered a cash flow hedge and is governed by SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

At January 27, 2006, we had one interest rate swap agreement outstanding with the Bank related to the Company’s $10 million Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At January 27, 2006, the effective portion of the cash flow hedge was a deferred net gain of approximately $68,000. Over the next twelve months, we expect to reclassify approximately $41,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, impacts earnings as it occurs. There is no ineffective portion of the outstanding swap as of January 27, 2006.

Contractual Obligations

The following table sets forth our contractual obligations as of January 27, 2006 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$31,836	$5,693	$11,411	$9,493	$5,239
Loan obligations	9,286	1,429	2,857	2,857	2,143
Purchase obligations	5,901 -----------	5,901 -----------	— -----------	— -----------	— -----------
Total	$47,023 =======	$13,023 =======	$14,268 =======	$12,350 =======	$7,382 =======

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 the beginning of fiscal year 2006. The adoption of SFAS 151 did not have a material impact on the Company’s financial statements.

On June 7, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations, or cash flows.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The average maturity of our investment portfolio is 112 days as of January 27, 2006. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of January 27, 2006, our total cash and investments balance that was sensitive to interest rate risk was approximately $18,610,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $27,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	January 27, 2006	October 31, 2005
Cash and cash equivalents	$11,207	$18,920
Short-term, available-for-sale securities:
Corporate securities	804	4,017
Government securities	6,599 ------------	6,598 ------------
	$18,610 =======	$29,535 =======

Term Loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, National Association (the Bank), the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (4.3975% during the January 2006 calculation period).

We manage potential market risk from changes in interest rates on the Term Loan through the use of an interest rate swap agreement designated as a cash flow hedge. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers our overall borrowing costs should interest rates rise.

Coincident with the Term Loan transaction, we also entered into an interest rate swap agreement with the Bank whereby we pay interest to the Bank at a fixed rate of 4.33% and the Bank pays interest to the Company at a floating rate tied to the LIBOR index. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation which is locked in at 6.08%.

Item 4: Controls and Procedures

Conclusions regarding disclosure controls and procedure. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter ended January 27, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1: Legal Proceedings

We are subject to litigation from time to time in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination, or governmental agency investigations. As a government contractor, we may also be subject to investigations by the United States Government for alleged violations of procurement or other federal laws. Under present government procurement regulations, if judged in violation of procurement or other federal civil laws, we could be suspended or barred from eligibility for awards of new government contracts.

Legal proceedings. On March 11, and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice and entered judgment in defendants’ favor. In the event that this judgment of dismissal is appealed, any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding.

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including the financial statements and related notes.

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

  We continue to integrate the technologies and operations of DTI, which could result in a diversion of management resources, and distract management from day-to-day operational matters, as well as other strategic opportunities, and could strain our financial and managerial controls and reporting systems and procedures. Unanticipated costs could arise during the integration of operations of the new businesses. If we are unable to successfully integrate DTI operations, or if actual integration and transition costs are significantly greater than currently anticipated, we may not achieve the anticipated benefits of the acquisition and our revenues and operating results could be adversely affected. In addition, as a result of the acquisition, we are a larger, more geographically dispersed and complex organization, and if our management is unable to effectively manage the combined Company, our operating results will suffer.
  As a result of the acquisition, we are entering markets in which AST has no or limited prior experience. We may not be successful in these markets, and we may be unable to retain all existing, or enter into new, contracts for DTI’s business lines, or grow the combined business. We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition. Our failure to achieve these strategic objectives could have a material, adverse effect on our revenues, expenses, and operating results.
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
  Both companies had as their largest customer the U.S. Government. The contracts entered into by both companies with the U.S. Government are terminable by the U.S. Government. It is still too early to determine whether the U.S. Government will maintain existing, or enter into new contracts with the combined Company, or enter or maintain such contracts at rates acceptable to us. It is possible that, as a result of the acquisition, our customers may delay or defer contracting decisions, which could have a material, adverse effect on our business.
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
  We may also be assuming unknown liabilities, risk the incurrence of expenses related to the future impairment of goodwill, or the incurrence of other large write-offs immediately or in the future.

We may not achieve the anticipated benefits of our investments in new business opportunities and any such investments could have a negative, material impact on our operating results and financial condition. We have formed the Electronic Systems Division in order to expand our historical COMINT business into ELINT and have expanded our signal processing capabilities as a result of our acquisition of DTI. This diversification requires us to invest additional capital, open new facilities, and incur additional R&D expenditures. In addition, diversification results in diversion of management’s attention from our core business. Although we believe that entering into these new business areas will be important to remaining competitive in the defense electronics marketplace, there can be no assurance that we will derive benefits from this diversification, our core business could suffer, and we could incur significant unanticipated costs, which could have a material impact on our results of operations.

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

If we are unable to recruit, train, and retain key personnel with required security clearances, our ability to develop, introduce, and sell our products may be adversely impacted. Our ability to execute our business plan is contingent upon successfully attracting and retaining qualified employees who obtain, or are able to obtain and retain, necessary government security clearances. If we fail to attract and retain qualified employees who can obtain the necessary security clearances, our business could be significantly harmed. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could negatively impact our ability to develop, introduce, and sell our products. In addition, employees may leave us and subsequently compete against us.

Many of the personnel we hire will need U.S. Government security clearances in order to perform tasks required on our government contracts, and without such clearances, employees cannot work on the majority of our projects. We have found that there is a shortage of qualified personnel possessing the necessary clearances, and new security clearances are taking longer to be granted. If we are not able to obtain security clearances for our personnel where required, they will be unable to perform tasks requiring clearances, and we may be unable to satisfy the terms of our contracts, resulting in customer dissatisfaction and possible loss of current or future contracts.

Stop-work orders could negatively impact our operating results and financial condition. Almost all of our contracts contain stop-work clauses that permit the Government or other contracting party, at any time, by written order, to stop work on all or any part of the work called for by the contract for a period of ninety days. Within the ninety-day period, the other contracting party may cancel the stop-work order and resume work or terminate all or part of the work covered by the stop-work order.

For example, during June 2004, we received a stop-work order instructing us to stop work on a portion of our largest single contract. In accordance with the instructions received from the other contracting party, we prepared a proposal that detailed the tasks that were stopped and estimated the reduction in contract costs. Final negotiations were completed during the fourth quarter of 2005. New orders and backlog were reduced by approximately $12 million. As a result of the stop-work order, we estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, by approximately $6 to $7 million in fiscal year 2005, and the balance in fiscal year 2006. There can be no assurance that stop-work orders will not be received in future periods. If we receive additional stop work orders, our orders and backlog may be reduced, and we may fail to achieve anticipated revenues.

Any reduction in government spending on ISR could materially adversely impact our revenues, results of operations, and financial condition. Historically, defense and intelligence agencies of the United States Government have accounted for almost all of our revenues. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding to pay for other programs. Future reductions in United States Government spending on global security or future changes in the kind of products or services required by the United States Government agencies could limit demand for our products and services, which could result in failure to achieve anticipated revenues, resulting in a materially adverse effect on our operating results and financial condition.

In the event there are shifts in responsibilities and functions among the government agencies responsible for U.S. defense and intelligence, it could result in a reduction of orders for global security by the defense and intelligence agencies that have historically been our major customers. Our relationships with other Government agencies to which responsibilities and functions for our contracts have shifted may not be as strong as our relationships with current customer agencies. Accordingly, a reduction in contracts from our customer agencies may not be offset by contracts from other United States Government agencies. Even if other agencies increase spending for global security, we may not secure the same amount of work from these agencies. As a result, demand for our products and services could decline, resulting in a decrease in revenues, and could adversely affect our operating results and financial condition materially.

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

We depend on revenues from a few significant contracts, and any loss, cancellation, reduction, or delay in these contracts could harm our business. From time to time, including recent periods, we have derived a material portion of our revenue from one or more individual contracts that could be terminated by the customer in full or in part at the customer’s discretion. We have in the past experienced a significant reduction of and stop work order on one of our largest contracts. We expect that in future periods we may again enter into individual contracts with significant revenue concentrations. In addition, the majority of our contracts are with a limited number of government agencies. If our individually large contracts were terminated or substantially reduced, we could fail to achieve expected revenues and net income.

U.S. Government contracts are generally not fully funded at inception and funding may be terminated or reduced at any time. We act as a prime contractor or subcontractor for many different U.S. Government programs. Department of Defense and intelligence contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling. Programs can be partially funded initially, and additional funds may or may not be allocated. The termination or reduction of funding for a government program would result in a loss of anticipated future revenues attributable to that program.

Our backlog as of January 27, 2006, was approximately $142.2 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

Our business depends upon our relationships with, and the performance of, our prime contractors. We expect to continue to depend on relationships with other contractors for a substantial portion of our revenues in the foreseeable future. Our business, prospects, financial condition, or operating results could be adversely affected if other contractors terminate or reduce their subcontracts or relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business. Our business also suffers if the prime contractor fails to win the contract, or if the Government terminates or reduces these other contractors’ programs or does not award them new or additional contracts.

In addition, on those contracts for which we are not the prime contractor, the U.S. Government could terminate a prime contract under which we are subcontractor, regardless of the quality of our performance as a subcontractor. A prime contractor’s performance deficiencies could adversely affect our status as a subcontractor on the program, jeopardize our ability to collect award or incentive fees, cause customers to delay payments, and result in contract terminations.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition; however, we received no such notifications in fiscal years 2005 or 2004.

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

Continued compliance with new regulatory and accounting requirements will be challenging and is likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations. As a result of compliance with the Sarbanes-Oxley Act of 2002, as well as changes to listing standards adopted by the Nasdaq Stock Market, and the attestation and accounting changes required by the SEC, we are required to implement additional internal controls, to improve our existing internal controls, and to comprehensively document and test our internal controls. Although we successfully met our initial compliance with internal control evaluation and attestation at the end of fiscal year 2005, we continue to remain subject to these requirements, and as a result, expect to continue to hire additional personnel and to obtain additional outside legal, accounting, and advisory services, all of which adds to our general and administrative costs. In addition, changes in the accounting rules, including legislative and other requirements to account for employee stock options as a compensation expense among others, are expected to materially increase the expenses that we report under generally accepted accounting principles, which may adversely affect our operating results.

Changes in stock option accounting rules are expected to adversely impact our operating results prepared in accordance with generally accepted accounting principles. We have historically used broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. These rules became applicable to us with the quarter ended January 27, 2006, and we have adopted Statement 123R beginning with the first quarter of our 2006 fiscal year, and implemented the new standard on a prospective basis. As a result of the adoption of SFAS 123R, we have incurred approximately $1,141,000 in stock compensation expense. We expect to continue to incur compensation expense in the future. Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation.”

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Applied Signal Technology, Inc. /James E. Doyle/ ---------------------------------------------------------	March 7, 2006 --------------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

3.1	Second Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.54	Second Amendment to Line of Credit Agreement, dated March 1, 2006, with Wells Fargo Bank, National Association
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002