Form 10-Q
period 2006-04-28
APPLIED SIGNAL TECHNOLOGY INC
filed 2006-06-01
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended April 28, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

X
-------------------------------- Large accelerated filer	-------------------------------- Accelerated filer	-------------------------------- Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

X
------ Yes	------ No

The number of shares of the Registrant’s common stock outstanding as of April 28, 2006 was 11,768,827.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Balance Sheets
 (in thousands, except share data)

Assets	April 28, 2006 (Unaudited)	October 31, 2005 (Note)
Current assets:
Cash and cash equivalents	$24,398	$ 18,920
Short term investments	5,400 --------------	10,615 --------------
Total cash and cash equivalents and short-term investments	29,798	29,535
Accounts receivable:
Billed	16,926	26,824
Unbilled	20,559 --------------	21,642 --------------
Total accounts receivable	37,485	48,466
Inventory	10,936	5,269
Prepaid and other current assets	8,868 --------------	6,307 --------------
Total current assets	87,087	89,577
Property and equipment, at cost:
Machinery and equipment	52,234	50,487
Furniture and fixtures	5,177	5,118
Leasehold improvements	13,514	12,860
Construction in process	269 --------------	154 --------------
	71,194	68,619
Accumulated depreciation and amortization	(54,244) --------------	(52,328) --------------
Net property and equipment	16,950	16,291
Goodwill	19,725	19,785
Intangible assets, net of accumulated amortization	1,608	2,005
Long-term deferred tax asset	6,328	5,821
Other assets	755 --------------	844 --------------
Total assets	$132,453 ========	$134,323 ========

Applied Signal Technology, Inc.
Balance Sheets (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	April 28, 2006 (Unaudited)	October 31, 2005 (Note)
Current liabilities:
Accounts payable	$3,703	$8,621
Accrued payroll and related benefits	13,245	14,098
Note payable	1,429	1,429
Income taxes payable	306	633
Other accrued liabilities	1,650 ------------	1,608 ------------
Total current liabilities	20,333	26,389
Long-term note payable	7,500	8,215
Accrued rent	1,283	1,286
Other long-term liabilities	553	501
Shareholder’s equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 11,768,827 at April 28, 2006 and 11,528,318 at October 31, 2005	47,785	42,831
Retained earnings	54,879	54,974
Accumulated comprehensive income	120 ------------	127 ------------
Total shareholders’ equity	102,784 ------------	97,932 ------------
Total liabilities and shareholders’ equity	$132,453 =======	$134,323 =======

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
(in thousands, except per-share data)

	—Three Months Ended—		—Six Months Ended—
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Revenues from contracts	$43,525	$32,053	$77,078	$62,163
Operating expenses:
Contract costs	29,253	20,646	51,321	40,485
Research and development	4,698	3,139	8,287	6,316
General and administrative	6,834 ------------	4,541 ------------	12,204 ------------	8,363 ------------
Total operating expenses	40,785 ------------	28,326 ------------	71,812 ------------	55,164 ------------
Operating income	2,740	3,727	5,266	6,999
Interest income, net	49 ------------	217 ------------	71 ------------	380 ------------
Income before provision for income taxes	2,789	3,944	5,337	7,379
Provision for income taxes	1,266 ------------	1,617 ------------	2,502 ------------	3,025 ------------
Net income	$1,523 =======	$2,327 =======	$2,835 =======	$4,354 =======
Net income per common share:
Basic	$0.13	$0.20	$ 0.24	$0.38
Diluted	$0.13	$0.20	$0.24	$0.37
Number of shares used in calculating net income per common share:
Basic	11,712	11,364	11,665	11,329
Diluted	12,012	11,770	11,974	11,823

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents (unaudited)
(in thousands)

	———Six Months Ended———
	April 28, 2006	April 29, 2005
Operating Activities
Net income	$2,835	$4,354
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,537	1,769
Stock-based compensation	2,266	—
Tax benefit related to stock plan	304	—
Excess tax benefits from stock-based payment arrangements	(159)	—
Changes in:
Accounts receivable	10,981	14,391
Inventory, prepaids, and other assets	(8,657)	(5,441)
Goodwill	60	—
Accounts payable, taxes payable, and accrued expenses	(6,037) ------------	(4,218) ------------
Net cash provided by operating activities	4,130	10,855
Investing Activities
Purchases of available-for-sale securities	—	(18,945)
Maturities of available-for-sale securities	5,200	25,917
Additions to property and equipment	(2,780) ------------	(2,256) ------------
Net cash provided by investing activities	2,420	4,716
Financing Activities
Issuance of common stock	2,384	2,036
Excess tax benefits from stock-based payment arrangements	159	—
Term loan	(715)	—
Dividends paid	(2,900) ------------	(2,821) ------------
Net cash used in financing activities	(1,072)	(785)
Net increase in cash and cash equivalents	5,478	14,786
Cash and cash equivalents, beginning of period	18,920 ------------	11,227 ------------
Cash and cash equivalents, end of period	$24,398 =======	$26,013 =======
Supplemental disclosures of cash flow information:
Interest paid	$333	$70
Income taxes paid	$3,754	$2,107

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
April 28, 2006

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

In the current counterterrorism campaign, the United States Government has determined that phenomenological information is very important in aiding the detection and location of terrorist activities. Sensor detection of abnormal physical phenomena can provide an indication of activities that can be of concern to global security. Examples of these phenomena are detection of chemicals that might be used for explosive devices or the detection of sub-terrain ferrous materials that might indicate an underground facility for weapon manufacturing.

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

Substantially all of our revenues are from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending April 28, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

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

Precontract costs for the periods ending April 28, 2006 and October 31, 2005 were approximately $1,453,000 and $1,046,000, respectively.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs) including overhead, research and development, and general and administrative expenses. Indirect costs are not applied to subcontract costs that are in excess of $250,000 and meet certain other predetermined criteria.

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

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, labor, materials, and other direct costs, plus estimated indirect costs of operations, are charged as incurred (incurred costs). A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. Unexpected increases in the cost to develop or manufacture a product under a fixed-price contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by us, and could have a material, adverse effect on our results of operations.

Six contracts represented an aggregate of 40% of revenues for the three-month and six-month periods ending April 28, 2006. Four contracts represented an aggregate of 49% and 52%of revenues for the three-month and six month periods ending April 29, 2005, respectively. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type.

	—Three Months Ended—		—Six Months Ended—
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Cost-reimbursement contracts	83%	80%	83%	79%
Fixed-price contracts	17%	20%	17%	21%

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

If we anticipate that actual indirect rates will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust our planned indirect spending during the year; request a modification of our billing rates to our customers through the Defense Contract Audit Agency, in accordance with Federal Acquisition Regulations; or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At April 28, 2006, the unfavorable rate variance was approximately $3,867,000 and at April 29, 2005, the unfavorable rate variance was approximately $4,064,000.

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

At April 28, 2006 and October 31, 2005, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the first six months of fiscal year 2006 or fiscal year 2005.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate and any discrete items that occur during any interim period. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of such expected benefits as R&D credits and the reversals of valuation allowances. In addition, our effective tax rate can be greater than the statutory rate due to the non-tax-deductible nature of certain types of stock-based compensation expense. Please refer to Note 8: “Provision for Income Taxes” for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first six months of fiscal years 2006 and 2005.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. A significant portion of our cash equivalents is tax exempt. This strategy has been utilized in response to the increase in our effective tax rate.

Our securities are classified as available-for-sale and are carried at fair market value in short-term investments. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term investments is determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for the first six months of fiscal year 2006 or fiscal year 2005.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands).

	———————————————April 28, 2006———————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$24,398	$—	$—	$24,398
Short-term, available-for-sale securities:
Corporate securities	801	—	(1)	800
Government securities	4,600 ----------	— ----------	— ----------	4,600 ----------
	$29,799 ======	$— ======	$(1) ======	$29,798 ======

	———————————————October 31, 2005———————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$18,920	$—	$—	$18,920
Short-term, available-for-sale securities:
Corporate securities	4,022	—	(5)	4,017
Government securities	6,598 ----------	— ----------	— ----------	6,598 ----------
	$29,540 ======	$— ======	$(5) ======	$29,535 ======

The following table summarizes the maturities of our short-term investments (in thousands).

	April 28, 2006	October 31, 2005
Due in one year or less	$5,400	$10,615

Restricted Cash

We had restricted cash balances of approximately $489,000 and $545,000 at April 28, 2006, and at October 31, 2005, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $121,000 and $90,000 was included in prepaids and other current assets at April 28, 2006, and at October 31, 2005, respectively. Approximately $368,000 and $455,000 was included in other assets for the three-month period ending April 28, 2006, and at October 31, 2005, respectively.

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

We compare the fair value of the reporting unit with the carrying amount of the reporting unit. We consider AST to be one reporting unit. For further information, see Note 7: “Segment Reporting.” To perform the goodwill impairment test, we determine the fair value of its reporting unit and compare the fair value to the reporting unit’s carrying value. To the extent the reporting unit’s carrying value exceeds its fair value, we must perform the second step of the impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill to its carrying amount. If no impairment exists under step one, then step two is not necessary.

No indicators of impairment existed at April 28, 2006.

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

No indicators of impairment existed at April 28, 2006.

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

The per-share data is as follows (in thousands, except per-share amounts):

	—Three Months Ended—		—Six Months Ended—
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Numerator:
Net income	$1,523 =======	$2,327 =======	$2,835 =======	$4,354 =======
Denominator:
Shares used to compute net income per common share – basic	11,712	11,364	11,665	11,329
Effect of dilutive stock options	300 -----------	406 -----------	309 -----------	494 -----------
Shares used to compute net income per common share – diluted	12,012 =======	11,770 =======	11,974 =======	11,823 =======
Net income per common share – basic	$0.13	$0.20	$0.24	$0.38
Net income per common share – diluted	$0.13	$0.20	$0.24	$0.37

The exercise prices of approximately 523,000 and 553,000 potential common shares for the three-month and six-month periods ending April 28, 2006 were greater than the market value, and therefore we excluded those shares from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive. For the same periods in fiscal year 2005, we excluded 408,000 and 120,000 potential common shares from the diluted net income per common share computation for the same reason as the second quarter and first six months of fiscal year 2005.

An additional 214,000 and 189,000 potential common shares were excluded from the diluted net income per common share computation for the second quarter and first six months of fiscal year 2006, as their effect would be antidilutive under the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R).

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	—Three Months Ended—		—Six Months Ended—
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Net income	$1,523	$2,327	$2,835	$4,354
Unrealized gain on securities	1	11	4	11
Derivative gain (loss), net of tax	53 ---------	— ---------	(11) ---------	— ---------
Comprehensive income	$1,577 =====	$2,338 =====	$2,828 =====	$4,365 =====

Accumulated comprehensive income as of April 28, 2006, was approximately $120,000, and as of October 31, 2005, was approximately $127,000.

Dividends

In November 2005, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends were paid on February 10, 2006 and May 12, 2006 to shareholders of record at January 27, 2006 and April 28, 2006, and are expected to be paid on August 11, 2006 and November 10, 2006 to shareholders of record at July 28, 2006 and October 31, 2006. We paid dividends of approximately $2,900,000 during the first six months of fiscal year 2006 and approximately $2,821,000 during the first six months of fiscal year 2005.

At April 28, 2006 and October 31, 2005, accrued dividends of approximately $1,471,000 and $1,441,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have stock-based compensation programs that provide our Board of Directors discretion in creating employee equity incentives. These programs include incentive and non-statutory stock options granted under various plans, as well as restricted stock and restricted stock units under our 2004 Plan. Stock options are generally time-based, vesting 20% on each anniversary of the grant date over five years and expiring eight or ten years from the grant date.

Historically, we have utilized stock options as the primary component of our stock-based incentive plans for directors and officers. In April 2006, the compensation committee elected to grant restricted stock to our officers and directors. Restricted stock awards are issued at the fair value of the stock on the grant date. The restrictions will lapse in four equal annual installments, on each anniversary of the grant date.

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

As of April 28, 2006, there were a total of 1.2 million shares reserved for future issuance under all of our equity incentive plans and our ESPP.

On November 1, 2005, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards that are ultimately expected to vest. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to November 1, 2005, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock compensation . We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, the provisions of SFAS 123R apply to awards granted or modified under our stock option plans and ESPP after the date of adoption. In addition, the unrecognized expense of awards not vested at the date of adoption shall be recognized in net income in the periods after the date of adoption by using the same valuation method (that is, Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, stock-based compensation expense for the three-month period and six-month period ending April 28, 2006, includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options and ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	Three Months Ended April 28, 2006	Six Months Ended April 28, 2006
Contract costs	$650	$1,343
Research and development	63	138
General and administrative	412 ----------	785 ----------
Stock-based compensation expense before income taxes	$1,125	$2,266
Stock-based compensation expense after income taxes	$959	$1,920

As a result of adopting SFAS 123R, our income before income taxes and net income for the three months ended April 28, 2006, are lower by approximately $1,125,000, and $959,000, respectively, than if we had continued to account for our stock-based compensation expense under SFAS 123. Our income before income taxes and net income for the six months ended April 28, 2006, are lower by approximately $2,266,000 and $1,920,000, respectively. In addition, basic and diluted net income per share for the three months ended April 28, 2006, were reduced by approximately $0.08 and $0.08 per share, respectively, as a result of adopting SFAS 123R. Basic and diluted net income per share for the six months ended April 28, 2006, are lower by approximately $0.16 and $0.16, respectively.

Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which allowed companies to apply existing accounting rules under APB 25. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income for periods prior to the adoption of SFAS 123R. As required by SFAS 123 and 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards as if the fair-value method defined in SFAS 123 had been applied.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all of our employee stock options and ESPP under the fair value method of the original SFAS 123. The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month and six-month periods period ending April 29, 2005 (in thousands, except per-share amounts).

	Three Months Ended April 29, 2005	Six Months Ended April 29, 2005
Net income, as reported	$2,327	$4,354
Deduct: total stock-based compensation expense determined at the fair value for all awards	852 ----------	1,577 ----------
Pro forma net income	$1,475	$2,777
Net income per share:
Basic – as reported	$0.20	$0.38
Basic – pro forma	$0.13	$0.25
Diluted – as reported	$0.20	$0.37
Diluted – pro forma	$0.13	$0.23

The pro forma numbers previously reported, pursuant to SFAS 123 and SFAS 148, in our financial statements for the second quarter and first six months of fiscal year 2005 for the stock-based compensation expense, the weighted average fair value, and the weighted average volatility of the options granted and ESPP, have been revised due to the correction of the respective weighted-average volatility. In addition, the pro forma net income as previously reported for the fiscal year 2005, including the second quarter and first six months of that fiscal year, has been revised to reflect the impact of our ESPP look back feature. As a result of these corrections, the pro forma net income for the three and six months ended April 29, 2005 , decreased by $17,000 and increased by $96,000, respectively. Our pro forma basic and diluted net income per common share did not change for the three months ended April 29, 2005. Our pro forma basic net income per common share increased by $0.01 for the six months ended April 29, 2005.

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

The fair value of options granted and shares issued under the ESPP by the Company was estimated by using the Black-Scholes valuation model using the following weighted average assumptions:

	—————Employee Stock Options—————		———Employee Stock Purchase Plan———
	Six Months Ended April 28, 2006	Six Months Ended April 29,2005	Six Months Ended April 28, 2006	Six Months Ended April 29,2005
Risk-free interest rate	4.5%	3.8%	4.4%	2.7%
Expected life (years)	5.0	5.0	1.2	1.3
Expected volatility	50%	64%	40%	41%
Expected dividends	3.0%	1.3%	2.2%	1.8%
Weighted average fair value	$7.10	$15.68	$5.86	$12.58

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date. For the valuation of our ESPP, we used risk-free interest rate ranges of 4.3% to 4.9% for the first six months of fiscal year 2006 and 2.4% to 3.1% for the first six months of fiscal year 2005.

The expected life of the options represents the period that we expect the stock-based awards will be outstanding and is determined based on historical experience of similar awards, considering contractual terms, exercise patterns, and vesting schedules. We are using a five-year expected life for our employees during fiscal year 2006.For options granted to executives, we will use a six-year expected life for executives because we determined that our executives, who have additional restrictions imposed by securities regulations regarding trading of their stock options, will likely hold on to their options for a longer period of time than other employees. Prior to fiscal year 2006, we valued all our stock options, for the purposes of pro forma disclosure in accordance with SFAS 123, by using a five-year expected life. The expected life used for our ESPP is based on the six-month purchase periods within each twenty-four-month offering period.

Our computation of expected volatility for both stock options and ESPP for the six-month period ended April 28, 2006, reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. Prior to fiscal year 2006, we calculated our volatility based solely on historical volatility in accordance with SFAS 123 for purposes of our pro forma information. For the valuation of our ESPP, we used volatility ranges of 30% to 46% for the first six months of fiscal year 2006 and 39% to 45% for the first six months of fiscal year 2005.

The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price. For the valuation of our ESPP, we used a dividend yield range of less than 1% to 2.7% for the first six months of fiscal year 2006 and 1.5% to 2.2% for the first six months of fiscal year 2005.

Stock-based compensation expense recognized in the consolidated statement of operations in the second quarter of fiscal year 2006 reflects estimated forfeitures which are based on historical option forfeitures. In the pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, we included forfeitures as they occurred.

Net cash proceeds from the exercise of stock options are approximately $794,000 for the six-month period ended April 28, 2006, and approximately $655,000 for the six-month period ended April 29, 2005. The net cash proceeds associated with our ESPP was $1,590,000 for the six-month period ended April 28, 2006, and $1,381,000 for the six-month period ended April 29, 2005. The income tax benefit realized from stock option exercises during the first six months of fiscal year 2006 was approximately $304,000 and no income tax benefit was realized during the same period of fiscal year 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock option activity for the six months ended April 28, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2005	1,479,304	$17.32	—	—
Grants	7,000	$18.66	—	—
Exercised	(74,126)	$10.71	—	—
Forfeitures or expirations	(12,133) ------------	$22.33	—	—
Outstanding at April 28, 2006	1,400,045	$17.63	6.37	$5,420,271
Exercisable at April 28, 2006	780,415	$13.88	5.97	$4,830,935

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between our closing stock price on the last trading day of the first six months of fiscal year 2006 and the exercise price for those options in the money, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on April 28, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised is approximately $792,000 for the six months ended April 28, 2006, and $494,000 for the six months ended April 29, 2005. Total fair value of options vested is $1,917,000 for the six months ended April 28, 2006, and $1,613,000 for the six months ended April 29, 2005.

As of April 28, 2006, $6,598,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 3.1 years. Our ESPP unrecognized compensation cost is $902,000 and is expected to be recognized over a weighted average period of 1.0 years.

The following table summarizes our restricted stock grant activity for the six months ended April 28, 2006.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2005	0
Grants	61,875	$19.58
Vested	0
Forfeitures	0 ---------
Nonvested at April 28, 2006	61,875	$19.58

Our unrecognized compensation cost related to nonvested (restricted)stock is $1,197,000, and is expected to be recognized over a weighted average period of 4.0 years.

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

On January 28, 2006, we adopted the FASB Staff Positions FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the FSPs). The FSPs were issued on November 3, 2005 and nullified certain provisions of EITF No. 03-01 related to evaluating an other-than-temporary impairment and clarified the accounting policies set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. We do not believe adoption of FAS115-1 and FAS 124-1 will have a material effect on our financial position, results of operations, or cash flows.

On February 16, 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations, or cash flows.

Note 2: Inventory

Inventories are stated at cost and consisted of the following (in thousands):

	April 28, 2006	October 31, 2005
Raw materials	$532	$453
Work in process	10,226	4,647
Finished goods	178 ------------	169 ------------
	$10,936	$5,269

At April 28, 2006, the unfavorable inventoried indirect rate variance increased work in process by approximately $3,867,000. At April 29, 2005, the unfavorable inventoried indirect rate variance increased work in process by approximately $4,064,000.

Inventory activities during the first six months of fiscal year 2006 and fiscal year 2005 included disposals of approximately $13,000 and $150,000, respectively.

Note 3: Business Combination

In order to diversify into phenomenological sensor signal processing, we acquired DTI on July 1, 2005. DTI was a privately held California corporation headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI provided advanced sensor and signal processing products for advanced space-based, airborne, terrestrial, and undersea sensor technologies. The combined company provides signal processing products and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security.

The purchase price of the acquisition was approximately $30.1 million in cash, plus an estimated $1.3 million in transaction costs. We did not assume any options of DTI. Approximately 10% of the merger consideration that would otherwise be distributed to the holders of DTI’s securities at the closing of the acquisition were deposited into an escrow account for 12 months following the closing for the purpose of providing a fund against which we may assert claims for damages, if any, based on breaches of the representations and warranties made by DTI in the agreement. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquisition are included in the accompanying statement of operations since the acquisition date. We funded the purchase price from our current investments and from a $10 million term loan from Wells Fargo Bank.

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

Our deferred net tax assets increased in connection with the purchase of DTI. See Note 8: “Provision for Income Taxes” for further details.

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

We allocated the aggregate preliminary purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Cash and cash equivalents	$2,136
Accounts receivable	2,352
Income tax receivable	1,160
Deferred tax asset	179
Other current assets	231
Property and equipment	715
Long-term deferred tax assets	5,804
Other non-current assets	81
Accounts payable	(327)
Long-term deferred tax liabilities	(1,068)
Other accrued liabilities	(1,845) -------------
Net tangible assets assumed	9,418
Amortizable intangible assets:
Customer relationships	1,720
Existing technology	340
Non-compete agreements	60
Patent	60
Trade name	90 -------------
Total amortizable intangible assets	2,270
Goodwill	19,725 -------------
Total purchase price	$31,413 ========

See Note 5: “Borrowing Arrangements” for information regarding the financing of the transaction.

Note 4: Goodwill and Intangible Assets

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first six months of fiscal year 2006.

Intangible assets. Information on our identifiable intangible assets that are subject to amortization is presented in the table below (in thousands).

		—————————April 28, 2006—————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(478)	$1,242
Existing technology	5 years	340	(56)	284
Non-compete agreements	1 year	60	(50)	10
Patent	18 years	60	(3)	57
Trade name	1 year	90 ----------	(75) ----------	15 ----------
Total		$2,270	$(662)	$1,608

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above.

As of April 28, 2006, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
2006	$348
2007	645
2008	453
2009	71
2010–2023	91 ---------
Total	$1,608

Note 5: Borrowing Arrangements

Revolving line of credit. At April 28, 2006, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank), will advance funds to us from time to time up to and including March 1, 2007, not to exceed at any time the maximum principal amount of $3 million. At April 28, 2006, we had three standby letters of credit under the Line of Credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, had an outstanding balance of approximately $1,220,000 at April 28, 2006 and October 31, 2005. The second letter of credit was a requirement of our workers compensation insurance, and had an outstanding balance of approximately $150,000 at April 28, 2006 and October 31, 2005. The third letter of credit, obtained in May 2005 as a requirement of one of our customers, had an outstanding balance of approximately $380,000 at April 28, 2006 and October 31, 2005.

Borrowings under the Line of Credit bear interest at the Bank’s reference rate (7.75% at April 28, 2006), and interest on those borrowings are payable monthly. No fees were associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (4.83% during the April 2006 calculation period). The Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of April 28, 2006, we were in compliance with these covenants.

The following table sets forth our scheduled debt maturities under the Term Loan (in thousands).

Year	Debt Maturities
2006	$1,429
2007	1,429
2008	1,429
2009	1,429
Thereafter	3,213 ---------
Total	$8,929 =====

We are exposed to market risk from changes in interest rates on the Term Loan and manage this exposure through the use of derivatives and other strategies. A derivative contract references an underlying variable, such as an interest rate index, a foreign currency exchange rate, or a commodity value. The payment, or settlement, obligation arising from a derivative is calculated by applying the terms of the contract to changes in the value of the reference variable during a calculation period. Derivatives may trade on exchanges, such as most common stock options, or may be private (over-the-counter) arrangements between two parties.

We entered into an over-the-counter interest rate swap contract with Wells Fargo Bank designed to operate as a cash flow hedge for its Term Loan. Effectively, the swap converts the floating interest rate of the Term Loan into a predicable fixed rate. The use of an interest rate swap in this situation locks the variable interest expense associated with the debt and results in a fixed interest expense that is typically immune from subsequent market rate fluctuations. Since there is a high correlation between the hedged instrument (the swap) and the underlying interest variable, gains and losses on the interest exposure are usually eliminated by offsetting changes in the swap, making it a highly effective instrument in hedging variability.

At April 28, 2006, we had one interest rate swap agreement outstanding with Wells Fargo Bank designated as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, related to the Company’s $10 million Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, the Company exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%. The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At April 28, 2006, the effective portion of the hedge was a deferred gain, net of taxes, of approximately $120,000. Over the next twelve months, we expect to reclassify approximately $68,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of April 28, 2006.

We assess effectiveness of the hedge instrument regularly.

Note 6: Contractual Obligations

The following table sets forth our contractual obligations as of April 28, 2006 (in thousands).

	———————————Payments Due by Period———————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$46,637	$6,905	$13,510	$12,617	$13,605
Loan obligations	8,928	1,429	2,857	2,857	1,785
Purchase obligations	4,702 -----------	4,702 -----------	— -----------	— -----------	— -----------
Total	$60,267 =======	$13,036 =======	$16,367 =======	$15,474 =======	$15,390 =======

Our operating lease obligations include non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the second quarter of fiscal year 2006, we entered into two new facility lease agreements. One lease is for our office in Maryland and the other is for our new location in Florida.

In addition, our operating lease obligations included a lease for software, which was entered into during the second quarter of fiscal year 2006.

Note 7: Segment Reporting

We have reviewed our business operations and determined that we operate in a single homogeneous business segment. We sell similar products and services with similar economic characteristics to similar classes of customers, primarily to the United States Government, its agencies, or prime contractors for the United States Government. The technologies and the operations of our groups and divisions are highly integrated. Revenues and costs are reviewed monthly by management on an individual contract basis as a single business segment.

Note 8: Provision for Income Taxes

Our provision for income taxes for the second quarter and first six months of fiscal year 2006 was approximately $1,266,000 and $2,502,000, respectively, with an estimated annual effective tax rate of 47%. Our provision for income taxes for the same periods of fiscal year 2005 was approximately $1,617,000 and $3,025,000, respectively, with an annual effective tax rate of 41%. Our estimated annual effective tax rate at April 28, 2006, was higher than our effective tax rate at April 29, 2005 due to non-deductible stock compensation expense.

Note 9: Contingencies

Product warranties. Our products, including associated firmware and software, are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the second quarter and first six months of fiscal year 2006 were approximately $54,000 and $141,000 respectively. For the same periods of fiscal year 2005 warranty costs were approximately $110,000 and $140,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of April 28, 2006 or October 31, 2005.

Legal proceedings. On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004 through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice and entered judgment in defendants’ favor. Plaintiffs appealed the judgment of dismissal on March 23, 2006; any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding.

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

Description of Business

We provide advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and non-man-made signals. The man-made signal processing is for both communications intelligence (COMINT) and electronic intelligence (ELINT). The non-man-made signal processing is applied to phenomenological sensors. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

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

In the current counterterrorism campaign, the United States Government has determined that phenomenological information is very important in aiding the detection and location of terrorist activities. Sensor detection of abnormal physical phenomena can provide an indication of activities that can be of concern to global security. Examples of these phenomena are detection of chemicals that might be used for explosive devices or the detection of sub-terrain ferrous materials that might indicate an underground facility for weapon manufacturing.

As a result, the United States Government is investing to add phenomenological sensor data to other forms of intelligence (for example, COMINT) in order to obtain a more complete information set regarding possible terrorist activities. With the acquisition of DTI on July 1, 2005, we now have a phenomenological sensor processing capability and we are currently investing to transition some of the acquired technological sensor processing solutions into fieldable solutions.

Substantially, all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

On July 1, 2005, we acquired DTI, a privately held company headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI was a provider of advanced sensor signal processing solutions for advanced space-based, airborne, terrestrial, and undersea sensor technologies. In accordance with SFAS 141, Business Combinations, the acquisition was accounted for as a purchase transaction, and we have included in our results of operations the results of DTI subsequent to the acquisition date. For disclosures regarding the acquisition of DTI, please refer to “Notes to Condensed Consolidated Financial Statements, Note 3: Business Combination” and Note 5: “Borrowing Arrangements.”

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs), including overhead, research and development, and general and administrative expenses. Indirect costs are not applied to subcontract costs that are in excess of $250,000 and that meet certain other predetermined criteria. We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

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

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, labor, materials, and other direct costs, plus estimated indirect costs of operations are charged as incurred (incurred costs). A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period.

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

If we anticipate that actual indirect rates will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year; request a modification of our billing rates to our customers through the Defense Contract Audit Agency, in accordance with Federal Acquisition Regulations; or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At April 28, 2006, the unfavorable inventoried indirect variance was approximately $3,867,000. At April 29, 2005, the unfavorable inventoried indirect rate variance was approximately $4,064,000.

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

At April 28, 2006 and October 31, 2005, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the first quarter of fiscal year 2006 or fiscal year 2005.

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the United States Government. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our equipment, which includes raw materials. Historically, we have sold our inventory at full cost so there is limited decrement in valuation. If it is determined that a product has reached the end of its life cycle or there is no longer a need for certain equipment, the remaining inventory is disposed. Historically, we dispose of inventory at approximately the same time that the reduction to inventory is recorded and we do not hold inventory reserves.

The charges associated with disposed work in process and finished goods are included in contract costs in our statement of operations. Disposed raw material represents a minor amount and is included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D.

We disposed of approximately $13,000 of inventory during the first six months of fiscal year 2006. During the same period of fiscal year 2005, we disposed of $150,000 of obsolete products. The disposed items included units in various stages of completion.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first six months of fiscal years 2006 and 2005, we did not incur any price redeterminations on any of our contracts.

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

We compare the fair value of the reporting unit with the carrying amount of the reporting unit. We consider AST to be one reporting unit. For further information, see “Notes to Condensed Consolidated Financial Statements, Note 7: Segment Reporting.” To perform the goodwill impairment test, we determine the fair value of its reporting unit and compare the fair value to the reporting unit’s carrying value. To the extent, the reporting unit’s carrying value exceeds its fair value, we must perform the second step of the impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill to its carrying amount. If no impairment exists under step one, then step two is not necessary.

No indicators of impairment existed at April 28, 2006.

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

No indicators of impairment existed at April 28, 2006.

Share-based payment. We adopted SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), effective November 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation.

We elected to use the modified prospective transition method as permitted by SFAS 123R, and therefore have not restated our financial results for prior periods. Under this transition method, the provisions of SFAS 123R apply to all awards granted or modified under our stock option plans and ESPP after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption by using the same valuation method (that is, Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, stock-based compensation expense for the three-month and six-month periods ending April 28, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Assumptions used in the Black-Scholes model are the expected stock price volatility over the expected life of the awards, the projected employee stock options life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock awards. Historical volatility, market-base implied volatility, or a combination of both will be considered when projecting the expected stock price volatility for both stock options and ESPP. For stock options in fiscal year 2006, we are using a six-year expected life for executives and five years for employees. The expected life of the options was estimated based on historical observations of our stock, considering the average years of options actually exercised, vested and cancelled options, and outstanding and exercisable options. Due to our executives having additional restrictions on when they can trade their stock options, we believe they will likely hold on to their options for a longer period of time. At least once a year, we will assess the exercise behavior and determine if our current expected life assumption needs to change. The expected life used for our ESPP is based on the six-month purchase periods within each twenty-four-month offering period. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date.The expected dividend yield for both stock options and ESPP is calculated by taking the total expected annual dividend payout divided by the average stock price per share.

Overview

We believe that there continues to be an interest in ISR by the United States Government to respond to the threat of terrorist activities and the war against terrorism, and that we are well positioned to benefit from the spending that might result. We believe that our COMINT and sensor processing markets have strong growth potential and that our move into the ELINT marketplace provides us an opportunity to diversify into a complementary business. As a result of this anticipated growth, we expect to make additional investments of capital and management resources, including additional personnel and facilities.

We continue to focus our operations on assuring program performance, meeting staffing requirements, maintaining a competitive cost structure, and diversifying our marketplace. Our customers continue to come to us with new requirements for ISR solutions, weighted heavily toward new developments. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through the end of fiscal year 2006.

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

	Three Months Ended April 28, 2006	Six Months Ended April 28, 2006
Contract costs	$650	$1,343
Research and development	63	138
General and administrative	412 ----------	785 ----------
Stock-based compensation expense before income taxes	$1,125	$2,266
Stock-based compensation expense after income taxes	$959	$1,920

As a result of adopting SFAS 123R, our income before income taxes and net income for the three months ended April 28, 2006 are lower by approximately $1,125,000 and $959,000, respectively, than if we had continued to account for our stock-based compensation expense under SFAS 123. Our income before income taxes and net income for the six months ended April 28, 2006 are lower by approximately $2,266,000 and $1,920,000, respectively. In addition, basic and diluted net income per share for the three months ended April 28, 2006 were reduced by approximately $0.08 and $0.08 per share, respectively, as a result of adopting SFAS 123R. Basic and diluted net income per share for the six months ended April 28, 2006 are lower by approximately $0.16 and $0.16, respectively.

Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for further information.

Three and Six Months Ended April 28, 2006 Compared to Three and Six Months Ended April 29, 2005

Revenues and backlog. Revenues for the second quarter of fiscal year 2006 were approximately $43,525,000, a 36%increase from revenues of approximately $32,053,000 recorded in the second quarter of fiscal year 2005. Revenues for the first six months of fiscal year 2006 were approximately $77,078,000, a 24% increase from revenues of approximately $62,163,000 recognized during the same period of fiscal year 2005. The increase in revenues recorded during the second quarter and first six months of fiscal year 2006, when compared to the same period in fiscal year 2005, is primarily due to the timing of our contract activities.

New orders received during the second quarter of fiscal year 2006 were approximately $24,332,000, an increase of 14% from approximately $21,284,000 in new orders received during the same period of fiscal year 2005. New orders received during the first six months of fiscal year 2006 were approximately $57,238,000, an increase of 77% from approximately $32,410,000 in new orders received during the same period of fiscal year 2005. The significant change in new orders is primarily due to new orders received during the first quarter of 2006 for certain airborne signal intelligence requirements.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At April 28, 2006, ending backlog was approximately $123,277,000, representing a 12% decrease from ending backlog of approximately $140,193,000 at October 31, 2005. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period.

Our contracts can be divided into two major types: fixed price and cost reimbursement. Fixed-price contracts are typically characterized by negotiated prices for efforts that involve little or no development risk. Cost risks associated with building and delivering products under fixed-price contracts are borne solely by the contractor.

Cost-reimbursement contracts are characterized by negotiated target costs and fees, and are generally for engineering development work where there is a high degree of risk and uncertainty. Although risks of cost overruns associated with cost-reimbursement contracts are borne by the customer, we cannot exceed contract ceilings without the approval of our customer.

Cost-reimbursement contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type. Six contracts represented an aggregate of 40% of revenues for the three-month and six-month periods ending, April 28, 2006. Four contracts represented an aggregate of 49% and 52% of revenues for the three-month and six-month periods ending April 29, 2005, respectively. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type.

	—Three Months Ended—		—Six Months Ended—
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Cost-reimbursement contracts	83%	80%	83%	79%
Fixed-price contracts	17%	20%	17%	21%

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

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $29,253,000, or 67.2% of revenues, for the second quarter of fiscal year 2006 compared to approximately $20,646,000, or 64.4% of revenues, for the same period of fiscal year 2005. Contract costs were approximately $51,321,000, or 66.6% of revenues, for the first six months of fiscal year 2006 compared to approximately $40,485,000, or 65.1% of revenues, for the same period of fiscal year 2005. Contract costs increased as a percentage of revenues during the second quarter and first six months of fiscal year 2006 primarily due to the impact of FAS 123R on reported expenses. Contract costs increased in absolute dollars during the second quarter and first six months of fiscal year 2006 compared to the same periods of fiscal year 2005 due to the increase in revenues as well as the impact of SFAS 123R on reported expenses.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $4,698,000, or 10.8% of revenues, for the second quarter of fiscal year 2006 compared to approximately $3,139,000, or 9.8% of revenues , for the same period of fiscal year 2005. During the first six months of fiscal year 2006, R&D expenses were approximately $8,287,000, or 10.8% of revenues, compared to approximately $6,316,000, or 10.2% of revenues, incurred during the first six months of fiscal year 2005. R&D expenses were higher in absolute dollars and as percentage of revenues during the second quarter and first six months of fiscal year 2006 as a result of increased support for new and existing R&D projects.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to our quarterly revenue base for interim reporting periods. General and administrative expenses were approximately $6,834,000, or 15.7% of revenues, for the second quarter of fiscal year 2006 compared to approximately $4,541,000, or 14.2% of revenues, for the same period of fiscal year 2005. General and administrative expenses incurred during the first six months of fiscal year 2006 were approximately $12,204,000, or 15.8% of revenues, compared to approximately $8,363,000, or 13.5%, of revenues, incurred during the same period of fiscal year 2005. General and administrative expenses increased in absolute dollars and as a percentage of revenues as a result of additional personnel to support business growth, an increase in marketing and proposal expenditures, and the impact of SFAS 123R on reported expenses.

Interest income. Interest income for the second quarter of fiscal year 2006 was approximately $229,000 compared to interest income of approximately $254,000 for the second quarter of fiscal year 2005. Interest income recognized during the first six months of fiscal year 2006 was approximately $405,000 compared to interest income of approximately $454,000 during the first six months of fiscal year 2005. Interest income decreased during the second quarter and first six months of fiscal year 2006 due to lower investment balances at the beginning of fiscal year 2006 when compared to the beginning of fiscal year 2005.

Interest expense. Interest expense for the second quarter of fiscal year 2006 was approximately $180,000 compared to approximately $37,000 of interest expense in the second quarter of fiscal year 2005. Interest expense incurred during the first six months of fiscal year 2006 was approximately $334,000 compared to interest expense of approximately $74,000 during the first six months of fiscal year 2005. Interest expense increased in the second quarter and first six months of fiscal year 2006 primarily due to interest payments related to our $10 million term loan entered into in connection with the acquisition of DTI during the third quarter of fiscal year 2005.

Provision for income taxes. Our provision for income taxes for the second quarter and first six months of fiscal year 2006 was approximately $1,266,000 and $2,502,000, respectively, with an estimated annual effective tax rate of 47%. Our provision for income taxes for the same periods of fiscal year 2005 was approximately $1,617,000 and $3,025,000, respectively, with an annual effective tax rate of 41%. Our estimated annual effective tax rate at April 28, 2006 was higher than our effective tax rate at April 29, 2005 due to non-deductible stock compensation expense.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first six months of fiscal year 2006 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $4,130,000and approximately $10,855,000 during the first six months of fiscal years 2006 and 2005, respectively . Net income for the first six months of fiscal year 2006 was approximately$2,835,000 compared to net income of approximately $4,354,000 for the comparable period of fiscal year 2005 . The decrease in net income is due to the impact of our stock-based compensation expense of approximately $2,266,000. While the stock-based compensation expense materially impacted net income, it had no impact on operating cash.

Accounts receivable balances decreased during the first six months of fiscal year 2006 by approximately $10,981,000, and decreased by approximately $14,391,000 during the same period in fiscal year 2005. Accounts receivable balances decreased at a lower rate during the first six months of fiscal year 2006 due to an increase in revenues during the first six months of fiscal year 2006 as compared to the same period in fiscal year 2005.

Cash used to support inventory, prepaid expenses, and other assets was approximately $8,657,000 and $5,441,000 during the first six months of fiscal years 2006 and 2005, respectively. The increase in cash used between the first six months of fiscal year 2006 and the first six months of fiscal year 2005 is primarily due to the increase in cash used for prepaid expenses such as our annual insurance renewal and computer repair and maintenance costs.

The change in accounts payable, taxes payable, and accrued liabilities balances resulted in a net decrease of approximately $6,037,000 and approximately $4,218,000 during the first six months of fiscal years 2006 and 2005, respectively. Accounts payable and other accrued liabilities decreased approximately $4,857,000 during the first six months of fiscal year 2006 and decreased approximately $2,613,000 during the same period in fiscal year 2005. Payments for fiscal year 2006 accounts payable accruals at October 31, 2005 were higher than fiscal year 2005 payments for accounts payable accruals at October 31, 2004. Accrued payroll liabilities decreased by approximately $853,000 during the first six months of fiscal year 2006, and decreased approximately $1,897,000 during the same period in fiscal year 2005. Employee bonuses accrued at October 31, 2005 and paid during the first quarter of fiscal year 2006 were less than the employee bonuses accrued at October 31, 2004 and paid during the first quarter of fiscal year 2005.

Net cash from investing activities. Investing activities provided cash of approximately $2,420,000 and approximately $4,716,000 during the first six months of fiscal years 2006 and 2005, respectively. The primary difference between fiscal years 2006 and 2005 was due to a decrease in the maturities of investment securities.

Net cash from financing activities. Financing activities used cash of approximately $1,072,000 during the first six months of fiscal year 2006 and used cashed of approximately $785,000 during the same period in fiscal year 2005. The increase in cash used in financing activities between the first six months of fiscal years 2006 and 2005 is primarily due to principal payments of approximately $715,000 made on our $10 million term loan (entered into in connection with the acquisition of DTI during the third quarter of fiscal year 2005).

Cash is generated primarily from operating activities, employee stock activities, and investing activities. Our investment portfolio includes a variety of low-risk investments. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the ISR needs of the United States Government.

We believe that the funds generated from operations, existing working capital, and the amount available under our existing line of credit will be sufficient to meet our cash needs for the next twelve months.

Borrowing Arrangements

Revolving line of credit. At April 28, 2006, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank) will advance funds to us from time to time up to and including March 1, 2007, not to exceed at any time the maximum principal amount of $3 million. At April 28, 2006, we had three standby letters of credit under the Line of Credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, had an outstanding balance of approximately $1,220,000 at April 28, 2006 and October 31, 2005. The second letter of credit was a requirement of our workers compensation insurance, and the outstanding balance was approximately $150,000 at April 28, 2006 and October 31, 2005. The third letter of credit, obtained in May 2005 as a requirement of one of our customers, had an outstanding balance of approximately $380,000 at April 28, 2006 and October 31, 2005.

Borrowings under the Line of Credit bear interest at the Bank’s reference rate (7.75% at April 28, 2006), and interest on those borrowings are payable monthly. No fees are associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (4.83% during the April 2006 calculation period). Our Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of April 28, 2006, we were in compliance with these covenants.

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

At April 28, 2006, we had one interest rate swap agreement outstanding with the Bank related to the Company’s $10 million Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At April 28, 2006, the effective portion of the cash flow hedge was a deferred net gain of approximately $120,000. Over the next twelve months, we expect to reclassify approximately $68,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, impacts earnings as it occurs. There is no ineffective portion of the outstanding swap as of April 28, 2006.

Contractual Obligations

The following table sets forth our contractual obligations as of April 28, 2006 (in thousands).

	———————————Payments Due by Period———————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$46,637	$6,905	$13,510	$12,617	$13,605
Loan obligations	8,928	1,429	2,857	2,857	1,785
Purchase obligations	4,702 -----------	4,702 -----------	— -----------	— -----------	— -----------
Total	$60,267 =======	$13,036 =======	$16,367 =======	$15,474 =======	$15,390 =======

Our operating lease obligations include non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the second quarter of fiscal year 2006, we entered into two new facility lease agreements. One lease is for our office in Maryland and the other is for our new location in Florida.

In addition, our operating lease obligations included a lease for software, which was entered into during the second quarter of fiscal year 2006.

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

On January 1, 2006, we adopted the FASB Staff positions FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the FSPs). The FSPs were issued on November 3, 2005 and nullified certain provisions of EITF No. 03-01 related to evaluating an other then temporary impairment and clarified the accounting policies set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. We do not believe adoption of FAS115-1 and FAS 124-1 will have a material effect on our financial position, results of operations, or cash flows.

On February 16, 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations, or cash flows.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. The average maturity of our investment portfolio is 14 days as of April 28, 2006. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of April 28, 2006, our total cash and investments balance that was sensitive to interest rate risk was approximately $29,798,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $2,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	April 28, 2006	October 31, 2005
Cash and cash equivalents	$24,398	$18,920
Short-term, available-for-sale securities:
Corporate securities	800	4,017
Government securities	4,600 ----------	6,598 ----------
	$29,798 ======	$29,535 ======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, National Association (the Bank), the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (4.83% during the April 2006 calculation period).

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter ended April 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the effectiveness of internal control . A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

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

Legal proceedings. On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004 through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice and entered judgment in defendants’ favor. Plaintiffs appealed the judgment of dismissal on March 23, 2006; any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding.

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
  We may also be assuming unknown liabilities, risk the incurrence of expenses related to the future impairment of goodwill or the incurrence of other large write-offs immediately or in the future.

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

Any decrease in expected product sales during a period could adversely impact our revenues, results of operations, and financial condition. From time to time, we have derived a significant portion of our revenue from product sales. In recent periods, however, we have been focusing on sales of systems and software, and targeting larger programs. In addition, we have experienced some seasonality in product sales to the United States Government, with more product sales occurring in the second half of the fiscal year than the first. The amount and timing of Government purchases of products is unpredictable, and fluctuates significantly from period to period, making it difficult for us to predict the amount of revenue we will generate from product sales in any particular period, and causing our revenues to fluctuate from period to period. If we are not able to generate revenues from product sales as expected in a particular period, we may fail to meet our revenue expectations and the expectations of industry analysts and investors, which could cause our stock price to decline.

If we are unable to recruit, train, and retain key personnel with required security clearances, our ability to develop, introduce, and sell our products may be adversely impacted. Our ability to execute our business plan is contingent upon successfully attracting and retaining qualified employees who obtain, or are able to obtain and retain, necessary government security clearances. If we fail to attract and retain qualified employees who can obtain the necessary security clearances, our business could be significantly harmed. The loss of the services of our qualified employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could negatively impact our ability to develop, introduce, and sell our products. In addition, employees may leave us and subsequently compete against us.

Many of the personnel we hire will need United States Government security clearances in order to perform tasks required on our government contracts, and without such clearances, employees cannot work on the majority of our projects. We have found that there is a shortage of qualified personnel possessing the necessary clearances, and new security clearances are taking longer to be granted. If we are not able to obtain security clearances for our personnel where required, they will be unable to perform tasks requiring clearances, and we may be unable to satisfy the terms of our contracts, resulting in customer dissatisfaction and possible loss of current or future contracts.

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

In the event there are shifts in responsibilities and functions among the government agencies responsible for United States defense and intelligence, it could result in a reduction of orders for global security by the defense and intelligence agencies that have historically been our major customers. Our relationships with other Government agencies to which responsibilities and functions for our contracts have shifted may not be as strong as our relationships with current customer agencies. Accordingly, a reduction in contracts from our customer agencies may not be offset by contracts from other United States Government agencies. Even if other agencies increase spending for global security, we may not secure the same amount of work from these agencies. As a result, demand for our products and services could decline, resulting in a decrease in revenues, and could adversely affect our operating results and financial condition materially.

If we are unable to comply with complex government regulations governing security and contracting practices, we could be disqualified as a supplier to the United States Government. As a supplier to United States Government defense and intelligence agencies, we must comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we will lose most, if not all, of our customers, revenues from sales of our products would decline significantly, and our ability to continue operations would be seriously jeopardized. Among the causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Depending on the results of these audits and investigations, the government may make claims against us, and if it prevails, certain incurred costs would not be recoverable.

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

United States Government contracts are generally not fully funded at inception and funding may be terminated or reduced at any time. We act as a prime contractor or subcontractor for many different United States Government programs. Department of Defense and intelligence contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling. Programs can be partially funded initially, and additional funds may or may not be allocated. The termination or reduction of funding for a government program would result in a loss of anticipated future revenues attributable to that program.

Our backlog as of April 28, 2006 was approximately $123 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

In addition, on those contracts for which we are not the prime contractor, the United States Government could terminate a prime contract under which we are subcontractor, regardless of the quality of our performance as a subcontractor. A prime contractor’s performance deficiencies could adversely affect our status as a subcontractor on the program, jeopardize our ability to collect award or incentive fees, cause customers to delay payments, and result in contract terminations.

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

Continued competition in ISR may lead to a reduction in our revenues and market share. The global security market is highly competitive and we expect that competition will continue to increase in the future. Our current competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. We expect that more companies will enter the market for global security, possibly resulting in pricing pressures on our products and services. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins, or loss of market share, any of which could significantly harm our business. Our competitors may introduce improved products with lower prices, and we will have to do the same to remain competitive.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition; however, we received no such notifications in fiscal years 2006 or 2005.

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

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new signal processing solutions that achieve market acceptance. The market for our products is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, and evolving industry standards. We believe that we have been successful to date in identifying certain global security needs early, investing in research and development to meet these needs, and delivering products before our competitors. We believe that our future success will depend upon continued development and timely introduction of products capable of satisfying emerging global security needs. However, we expect that new requirements will continue to emerge. Our future performance will depend on the successful development, introduction, and market acceptance of new and enhanced products that address these new requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. There can be no assurance that we will be able to develop and market new products successfully in the future or respond effectively to new requirements, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.

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

Changes in stock option accounting rules have adversely impacted our operating results prepared in accordance with generally accepted accounting principles. We have historically used broad-based employee stock option programs to hire, incentivize, and retain our workforce in a competitive marketplace. In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. These rules became applicable to us with the quarter ended January 28, 2006, and we have adopted Statement 123R beginning with the first quarter of our 2006 fiscal year, and implemented the new standard on a prospective basis. As a result of the adoption of SFAS 123R, we have incurred approximately $2,266,000 in stock compensation expense. We expect to continue to incur compensation expense in the future. Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation.”

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

At the annual meeting of our shareholders held on March 14, 2006, the following matters were considered and voted upon.

The following nominees were elected as Class II directors to serve on our Board of Directors for a two-year term expiring at the 2008 annual meeting of shareholders and until their successors are duly elected and qualified. The number of shares voted and withheld for such nominees were as follows:

Name	For	Withheld
Milton E. Cooper	9,759,568	321,644
John R. Treichler	9,616,537	465,675
Stuart G. Whittelsey, Jr.	9,452,557	628,655

The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2006 was approved and ratified. The number of shares voted for such nominees were as follows:

For	Against	Abstain
9,593,649	471,020	16,543

Item 5: Other Information

None.

Item 6: Exhibits

Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc. /James E. Doyle/ ---------------------------------------------------------	June 1, 2006 --------------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

3.1	Second Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.55	First Amendment to Lease Termination and Mutual Release Agreement with NBP, 131-133-141, LLC
10.56	Second Amendment to Agreement of Lease with NBP306, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002