Form 10-Q
period 2006-07-28
APPLIED SIGNAL TECHNOLOGY INC
filed 2006-08-31
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended July 28, 2006

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

The number of shares of the Registrant’s common stock outstanding as of July 28, 2006 was 11,893,420.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Balance Sheets
 (in thousands, except share data)

Assets	July 28, 2006 (Unaudited)	October 31, 2005 (Note)
Current assets:
Cash and cash equivalents	$ 24,584	$ 18,920
Short term investments	2,000 --------------	10,615 --------------
Total cash and cash equivalents and short-term investments	26,584	29,535
Accounts receivable:
Billed	20,955	26,824
Unbilled	20,225 --------------	21,642 --------------
Total accounts receivable	41,180	48,466
Inventory	11,720	5,269
Prepaid and other current assets	8,838 --------------	6,307 --------------
Total current assets	88,322	89,577
Property and equipment, at cost:
Machinery and equipment	52,672	50,487
Furniture and fixtures	5,140	5,118
Leasehold improvements	14,119	12,860
Construction in process	200 --------------	154 --------------
	72,131	68,619
Accumulated depreciation and amortization	(54,512) --------------	(52,328) --------------
Net property and equipment	17,619	16,291
Goodwill	19,725	19,785
Intangible assets, net of accumulated amortization	1,422	2,005
Long-term deferred tax asset	6,534	5,821
Other assets	855 --------------	844 --------------
Total assets	$134,477 ========	$134,323 ========

Applied Signal Technology, Inc.
Balance Sheets (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	July 28, 2006 (Unaudited)	October 31, 2005 (Note)
Current liabilities:
Accounts payable	$ 6,015	$8,621
Accrued payroll and related benefits	10,789	14,098
Note payable	1,429	1,429
Income taxes payable	484	633
Other accrued liabilities	1,738 ------------	1,608 ------------
Total current liabilities	20,455	26,389
Long-term note payable	7,143	8,215
Accrued rent	1,325	1,286
Other long-term liabilities	548	501
Shareholder’s equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 11,893,420 at July 28, 2006 and 11,528,318 at October 31, 2005	50,579	42,831
Retained earnings	54,316	54,974
Accumulated comprehensive income	111 ------------	127 ------------
Total shareholders’ equity	105,006 ------------	97,932 ------------
Total liabilities and shareholders’ equity	$ 134,477 =======	$134,323 =======

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
(in thousands, except per-share data)

	—Three Months Ended—		—Nine Months Ended—
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Revenues from contracts	$ 39,450	$ 36,283	$ 116,528	$ 98,446
Operating expenses:
Contract costs	27,258	24,941	78,579	65,426
Research and development	3,986	3,295	12,273	9,611
General and administrative	6,429 ------------	5,295 ------------	18,633 ------------	13,658 ------------
Total operating expenses	37,673 ------------	33,531 ------------	109,485 ------------	88,695 ------------
Operating income	1,777	2,752	7,043	9,751
Interest income, net	107 ------------	248 ------------	178 ------------	628 ------------
Income before provision for income taxes	1,884	3,000	7,221	10,379
Provision for income taxes	960 ------------	1,216 ------------	3,462 ------------	4,241 ------------
Net income	$ 924 =======	$ 1,784 =======	$ 3,759 =======	$ 6,138 =======
Net income per common share:
Basic	$0.08	$0.16	$ 0.32	$0.54
Diluted	$0.08	$0.15	$0.31	$0.52
Number of shares used in calculating net income per common share:
Basic	11,784	11,434	11,701	11,364
Diluted	12,019	11,699	11,976	11,734

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents (unaudited)
(in thousands)

	———Nine Months Ended———
	July 28, 2006	July 29, 2005
Operating Activities
Net income	$ 3,759	$ 6,138
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,840	2,774
Stock-based compensation	3,213	—
Tax benefit related to stock plan	325	—
Excess tax benefits from stock-based payment arrangements	(165)	—
Changes in:
Accounts receivable	7,286	12,278
Inventory, prepaids, and other assets	(9,727)	(7,902)
Accounts payable, taxes payable, and accrued expenses	(5,834) ------------	(3,702) ------------
Net cash provided by operating activities	2,697	9,586
Investing Activities
Cash paid for business acquired, net	—	(31,413)
Cash acquired from acquisition	—	2,136
Purchases of available-for-sale securities	—	(25,499)
Maturities of available-for-sale securities	8,600	39,846
Additions to property and equipment	(4,565) ------------	(3,735) ------------
Net cash provided by investing activities	4,035	(18,665)
Financing Activities
Issuance of common stock	4,210	3,736
Excess tax benefits from stock-based payment arrangements	165	—
Term loan	(1,072)	10,000
Dividends paid	(4,371) ------------	(4,242) ------------
Net cash (used) provided by financing activities	(1,068)	9,494
Net increase in cash and cash equivalents	5,664	415
Cash and cash equivalents, beginning of period	18,920 ------------	11,227 ------------
Cash and cash equivalents, end of period	$24,584 =======	$11,642 =======
Supplemental disclosures of cash flow information:
Interest paid	$514	$165
Income taxes paid	$4,721	$3,941

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
July 28, 2006

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

In the current counterterrorism campaign, the United States Government has determined that phenomenological information is very important in aiding the detection and location of terrorist activities. Sensor detection of abnormal physical phenomena can provide an indication of activities that can be of concern to global security. Examples of these phenomena are detection of chemicals that might be used for explosive devices or the detection of sub-terrain ferrous materials that might indicate an underground facility for weapons manufacturing.

On July 1, 2005, we acquired DTI, a privately held company headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI was a provider of advanced sensor signal processing solutions for space-based, airborne, terrestrial, and undersea sensor technologies. In accordance with Statement of Financial Accounting Standard (SFAS) 141, Business Combinations, the acquisition was accounted for as a purchase transaction, and we have included in our results of operations the results of DTI subsequent to the acquisition date.

Substantially all of our revenues are from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending July 28, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

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

Precontract costs for the periods ending July 28, 2006 and October 31, 2005 were approximately $1,210,000 and $1,046,000, respectively.

For the period ending July 29, 2005, certain amounts have been reclassified in the Statement of Cash Flows. No adjustment was made to the net increase in cash and cash equivalents. However, the reclassification resulted in an increase in cash provided by operating activities as well as an increase to cash used by investing activities of approximately $1,032,000. Specifically, the depreciation and amortization adjustment to net income was increased within operating activities, and the additions to property and equipment was increased within investing activities.

Revenues and Contract Accounting

Revenues and cost recognition. The majority of our contracts with the United States Government, its agencies, or prime contractors with the United States Government are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts (SOP 81-1). These contracts are executed with written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products, and perform related services according to specifications provided by the customer. A limited number of standalone software contracts are recognized in accordance with the AICPA Statement of Opinion 97-2, Software Revenue Recognition. Revenues from our software licenses have been insignificant in all periods presented.

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

Our engineering services are typically performed under time-and-materials contracts on a level-of-effort basis. Revenue is recognized for these contracts by applying a negotiated billing rate to the level-of-effort.

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

Five contracts represented an aggregate of 51% and 41% of revenues for the three-month and nine-month periods ending July 28, 2006, respectively. Two of the aforementioned contracts individually represented more than 10% of revenue for the three-month and nine-month periods ending July 28, 2006. Three contracts represented an aggregate of 25% and 28% of revenues for the three-month and nine month periods ending July 29, 2005, respectively. One of aforementioned contracts represented more than 10% of revenues for the three-month period ending July 29, 2005, and another contract represented more than 10% of revenues for the nine-month period ending July 29, 2005. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type.

	—Three Months Ended—		—Nine Months Ended—
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Cost-reimbursement contracts	83%	82%	80%	77%
Time-and-materials contracts	6%	4%	5%	4%
Fixed-price contracts	11%	14%	15%	19%

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

At July 28, 2006, the unfavorable rate variance was approximately $5,350,000, which was reduced by a management reserve of $1,000,000, for a net unfavorable balance of approximately $4,350,000. At July 29, 2005, the unfavorable rate variance was approximately $6,094,000 which was reduced by a management reserve of $750,000. The management reserve reduced the net rate variance to approximately $5,344,000. For both fiscal years 2006 and 2005, the management reserve was recorded as an increase to operating expenses and a decrease to inventory. The management reserve represents the estimated amount of profit that is not expected to be recovered through contract activities through the remainder of the fiscal year.

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

At July 28, 2006 and October 31, 2005, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the first nine months of fiscal year 2006 or fiscal year 2005.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate and any discrete items that occur during any interim period. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate as a result of such expected benefits as R&D credits, reversals of valuation allowances, tax-exempt interest, and manufacturer’s investment credits. In addition, our effective tax rate can be greater than the statutory rate due to the non-tax-deductible nature of certain types of stock-based compensation expense. Please refer to Note 8: “Provision for Income Taxes” for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first nine months of fiscal years 2006 or 2005.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. A significant portion of our cash equivalents consist of tax-exempt securities.

Our remaining securities are classified as available-for-sale and are carried at fair market value in short-term investments. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term investments is determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for the first nine months of fiscal year 2006 or fiscal year 2005.

The following tables summarize our cash, cash equivalents, and short-term securities (in thousands).

———————————————July 28, 2006———————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$24,584	$—	$—	$24,584
Short-term, available-for-sale securities:
Government securities	2,000 ----------	— ----------	— ----------	2,000 ----------
	$26,584 ======	$— ======	$— ======	$26,584 ======

	———————————————October 31, 2005———————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$18,920	$—	$—	$18,920
Short-term, available-for-sale securities:
Corporate securities	4,022	—	(5)	4,017
Government securities	6,598 ----------	— ----------	— ----------	6,598 ----------
	$29,540 ======	$— ======	$(5) ======	$29,535 ======

The maturities of our short-term, available-for-sale securities at July 28, 2006 and at October 31, 2005 were due in one year or less.

Restricted Cash

We had restricted cash balances of approximately $592,000 and $545,000 at July 28, 2006, and at October 31, 2005, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $144,000 and $90,000 was included in prepaids and other current assets at July 28, 2006, and at October 31, 2005, respectively. Approximately $448,000 and $455,000 was included in other assets at July 28, 2006, and at October 31, 2005, respectively.

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

We compare the fair value of the reporting unit with the carrying amount of the reporting unit. We consider AST to be one reporting unit. For further information, see Note 7: “Segment Reporting.” To perform the goodwill impairment test, we determine the fair value of its reporting unit and compare the fair value to the reporting unit’s carrying value. To the extent the reporting unit’s carrying value exceeds its fair value, we must perform the second step of the impairment test. In the second step, we must compare the implied value of the reporting unit’s goodwill to its carrying value of goodwill. If no impairment exists under step one, then step two is not necessary.

No indicators of impairment existed at July 28, 2006.

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

No indicators of impairment existed at July 28, 2006.

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

The per-share data is as follows (in thousands, except per-share amounts):

	—Three Months Ended—		—Nine Months Ended—
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Numerator:
Net income	$ 924 =======	$ 1,784 =======	$ 3,759 =======	$ 6,138 =======
Denominator:
Shares used to compute net income per common share – basic	11,784	11,434	11,701	11,364
Effect of dilutive stock options	235 -----------	265 -----------	275 -----------	370 -----------
Shares used to compute net income per common share – diluted	12,019 =======	11,699 =======	11,976 =======	11,734 =======
Net income per common share – basic	$0.08	$0.16	$0.32	$0.54
Net income per common share – diluted	$0.08	$0.15	$0.31	$0.52

The exercise prices of approximately 959,000 and 568,000 potential common shares for the three-month and nine-month periods ending July 28, 2006 were greater than the market value, and therefore we excluded those shares from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive. For the same periods in fiscal year 2005, we excluded 699,000 and 531,000 potential common shares from the diluted net income per common share computation for the same reason as the third quarter and first nine months of fiscal year 2005.

An additional 20,000 and 258,000 potential common shares were excluded from the diluted net income per common share computation for the third quarter and first nine months of fiscal year 2006, as their effect would be antidilutive under the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R).

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	—Three Months Ended—		—Nine Months Ended—
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Net income	$924	$ 1,784	$ 3,759	$ 6,138
Unrealized gain on securities	1	1	5	12
Derivative gain (loss), net of tax	(10) ---------	— ---------	(21) ---------	— ---------
Comprehensive income	$915 =====	$ 1,785 =====	$ 3,743 =====	$ 6,150 =====

Accumulated comprehensive income as of July 28, 2006 was approximately $111,000, and as of October 31, 2005 was approximately $127,000.

Dividends

In November 2005, the Board of Directors approved the continuation of the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends were paid on February 10, 2006, May 12, 2006, and August 11, 2006 to shareholders of record at January 27, 2006, April 28, 2006, and July 28, 2006, and are expected to be paid on November 10, 2006 to shareholders of record at October 31, 2006. We paid dividends of approximately $4,371,000 during the first nine months of fiscal year 2006 and approximately $4,242,000 during the first nine months of fiscal year 2005.

At July 28, 2006 and October 31, 2005, accrued dividends of approximately $1,487,000 and $1,441,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

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

As of July 28, 2006, there were a total of approximately 0.9 million shares reserved for future issuance under all of our equity incentive plans and our ESPP.

On November 1, 2005, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards that are ultimately expected to vest. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to November 1, 2005, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued toEmployees, and related interpretations in accounting for our stock compensation . We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, the provisions of SFAS 123R apply to awards granted or modified under our stock option plans and shares purchased under our ESPP plans after the date of adoption. In addition, the unrecognized expense of awards not vested at the date of adoption were recognized in net income in the periods after the date of adoption by using the same valuation method (that is, Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, stock-based compensation expense for the three-month period and nine-month period ended July 28, 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options granted and shares purchased under our ESPP included in our condensed consolidated statements of operations (in thousands).

	Three Months Ended July 28, 2006	Nine Months Ended July 28, 2006
Contract costs	$542	$ 1,884
Research and development	34	172
General and administrative	371 ----------	1,157 ----------
Stock-based compensation expense before income taxes	$947	$ 3,213
Income taxes	$209	$571
Stock-based compensation expense after income taxes	$738	$ 2,642

As a result of adopting SFAS 123R, our income before income taxes and net income for the three and nine months ended July 28, 2006 were reduced by the amounts noted in the table above. In addition, basic and diluted net income per share for the three months ended July 28, 2006, were reduced by approximately $0.06 per share. Basic and diluted net income per share for the nine months ended July 28, 2006 were lower by approximately $0.23 and $0.22 per share, respectively.

On May 31, 2006, the closing stock price on the ESPP purchase date was lower than the closing stock price on the participant’s enrollment dates; therefore, 429 participants were withdrawn from their current offering period, and reenrolled into a new twenty-four-month offering period beginning on June 1, 2006. In accordance with SFAS 123R, this is considered a modification and an incremental compensation cost of approximately $1,323,000 was added to our unrecognized compensation expense at June 1, 2006.

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

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all of our employee stock options and ESPP under the fair value method of the original SFAS 123. The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month and nine-month periods period ended July 29, 2005 (in thousands, except per-share amounts).

	Three Months Ended July 29, 2005	Nine Months Ended July 29, 2005
Net income, as reported	$ 1,784	$ 6,138
Deduct: total stock-based compensation expense determined at the fair value for all awards	$987 ----------	$2,470 ----------
Pro forma net income	$797	$3,668
Net income per share:
Basic – as reported	$0.16	$0.54
Basic – pro forma	$0.07	$0.32
Diluted – as reported	$0.15	$0.52
Diluted – pro forma	$0.07	$0.31

The pro forma numbers as calculated, pursuant to SFAS 123 and SFAS 148, and as previously reported in our financial statements for the third quarter and first nine months of fiscal year 2005 for stock-based compensation expense, the weighted average fair value, and the weighted average volatility of the options granted and ESPP have been revised due to the correction to the reported weighted-average volatility. In addition, the pro forma net income as previously reported for fiscal year 2005, including the third quarter and first nine months of that fiscal year, has been revised to reflect the impact of our ESPP look-back and reset feature. As a result of these corrections, the pro forma net income for the three and nine months ended July 29, 2005 increased by $243,000 and decreased by $117,000, respectively. Our pro forma basic and diluted net income per common share increased by $0.02 for the three months ended July 29, 2005. Our pro forma basic net income per common share decreased by $0.01 for the nine months ended July 29, 2005.

Our determination of fair value of stock-based compensation awards on the date of grant by using an option pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These factors include, but are not limited to, our expected stock price volatility, the projected employee stock option life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock options.

We estimated the fair value of options granted and shares issued under our ESPP by using the Black-Scholes valuation model using the following weighted average assumptions:

	—————Employee Stock Options—————		———Employee Stock Purchase Plan———
	Nine Months Ended July 28, 2006	Nine Months Ended July 29,2005	Nine Months Ended July 28, 2006	Nine Months Ended July 29,2005
Risk-free interest rate	5.0%	3.9%	4.9%	3.3%
Expected life (years)	5.0	5.0	1.6	1.4
Expected volatility	44%	63%	39%	44%
Expected dividends	2.8%	1.3%	2.2%	1.8%
Weighted average fair value	$6.42	$13.12	$6.24	$6.26

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date. For the valuation of our ESPP, we used risk-free interest rate ranges of 4.3% to 5.1% for the first nine months of fiscal year 2006 and 3.1% to 3.5% for the first nine months of fiscal year 2005.

The expected life of the options represents the period that we expect the stock-based awards will be outstanding and is determined based on historical experience of similar awards, considering contractual terms, exercise patterns, and vesting schedules. We are using a five-year expected life for our employees during fiscal year 2006. For options granted to executives, we use a six-year expected life because we have determined that our executives, who have additional restrictions imposed by security regulations regarding trading of their stock options, will likely hold their options for a longer period of time than other employees. Prior to fiscal year 2006, we valued all our stock options, for the purposes of pro forma disclosure in accordance with SFAS 123, by using a five-year expected life. The expected life used for our ESPP is based on the six-month purchase periods within each twenty-four-month offering period.

Our computation of expected volatility for both stock options and ESPP for the nine-month period ended July 28, 2006 reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. Prior to fiscal year 2006, we calculated our volatility based solely on historical volatility in accordance with SFAS 123 for purposes of our pro forma information. For the valuation of our ESPP, we used volatility ranges of 36% to 42% for the first nine months of fiscal year 2006 and 42% to 46% for the first nine months of fiscal year 2005.

The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price. For the valuation of our ESPP, we used a dividend yield range of 1.9% to 2.7% for the first nine months of fiscal year 2006 and 1.6% to 2.0% for the first nine months of fiscal year 2005.

Stock-based compensation expense recognized in the consolidated statement of operations in the third quarter of fiscal year 2006 reflects estimated forfeitures that are based on historical option forfeitures. In the pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, we included forfeitures as they occurred.

Net cash proceeds from the exercise of stock options were approximately $845,000 for the nine-month period ended July 28, 2006, and approximately $797,000 for the nine-month period ended July 29, 2005. The net cash proceeds associated with our ESPP were $3,366,000 for the nine-month period ended July 28, 2006, and $2,940,000 for the nine-month period ended July 29, 2005. The income tax benefit realized from stock option exercises during the first nine months of fiscal year 2006 was approximately $325,000 and no income tax benefit was realized during the same period of fiscal year 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock option activity for the nine months ended July 28, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2005	1,479,304	$17.32	—	—
Grants	217,000	$17.90	—	—
Exercised	(79,692)	$10.61	—	—
Forfeitures or expirations	(31,417) ------------	$20.18	—	—
Outstanding at July 28, 2006	1,585,195 ------------	$17.68	6.58	$3,125,000
Vested or expected to vest at July 28, 2006	1,526,643	$17.59	6.50	$3,119,000
Exercisable at July 28, 2006	832,197	$14.17	5.36	$2,909,000

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between our closing stock price on the last trading day of the first nine months of fiscal year 2006 and the exercise price for those options in the money, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on July 28, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised is approximately $829,000 for the nine months ended July 28, 2006, and $1,522,000 for the nine months ended July 29, 2005. Total fair value of options vested is approximately $2,488,000 for the nine months ended July 28, 2006, and $2,009,000 for the nine months ended July 29, 2005.

As of July 28, 2006, approximately $7,067,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 3.61 years. Our unrecognized compensation cost related to the purchased under our ESPP was approximately $2,095,000 and is expected to be recognized over a weighted average period of 1.48 years.

The following table summarizes our restricted stock grant activity for the nine months ended July 28, 2006.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2005	0
Grants	61,875	$19.58
Vested	0
Forfeitures	0 ---------
Nonvested at July 28, 2006	61,875	$19.58

Our unrecognized compensation cost related to nonvested (restricted) stock is $1,093,000, and is expected to be recognized over a weighted average period of 3.7 years.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs. SFAS 151 amends ARB 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 at the beginning of fiscal year 2006. The adoption of SFAS 151 did not have a material impact on our financial statements.

On June 7, 2005 , the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations, or cash flows.

On January 28, 2006, we adopted the FASB Staff Position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FAS 115-1). FAS 115-1 was issued on November 3, 2005 and nullified certain provisions of EITF No. 03-01 related to evaluating an other-than-temporary impairment and clarified the accounting policies set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS 115-1 and FAS 124-1 did not have a material effect on our financial statements.

On February 16, 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not believe adoption of SFAS 155 will have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in income taxes and utilizes a two-step approach. The first step is to determine whether it is more likely than not that a tax position accounted for under SFAS 109 will be sustained upon examination, with the presumption that the position will be examined. The second step is to measure the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions are effective for us for our fiscal year beginning November 1, 2007. We are evaluating the impact this interpretation will have on our financial statements.

Note 2: Inventory

Inventories are stated at cost and consisted of the following (in thousands):

	July 28, 2006	October 31, 2005
Raw materials	$680	$453
Work in process	10,775	4,647
Finished goods	265 ------------	169 ------------
	$11,720	$5,269

At July 28, 2006, the unfavorable inventoried indirect rate variance increased work in process by approximately $5,350,000, which was reduced by a management reserve of $1,000,000, for a net unfavorable balance of approximately $4,350,000. At July 29, 2005, the unfavorable rate variance was approximately $6,094,000, which was reduced by a management reserve of $750,000. The management reserve reduced the net rate variance to approximately $5,344,000.

Inventory activities during the first nine months of fiscal year 2006 and fiscal year 2005 included disposals of approximately $43,000 and $278,000, respectively.

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

The purchase price of the acquisition was approximately $30.1 million in cash, plus an estimated $1.3 million in transaction costs. We did not assume any options of DTI. Approximately 10% of the merger consideration that would otherwise be distributed to the holders of DTI’s securities at the closing of the acquisition was deposited into an escrow account for 12 months following the closing for the purpose of providing a fund against which we may assert claims for damages, if any, based on breaches of the representations and warranties made by DTI in the agreement. However, no such claims were made and the funds in the escrow account were released in full in July 2006. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquisition are included in the accompanying statement of operations since the acquisition date. We funded the purchase price from our current investments and from a $10 million term loan from Wells Fargo Bank.

The aggregate purchase price for the acquisition was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the intangible assets acquired were based on estimates, assumptions, and other information compiled by management, including valuations that utilized established valuation techniques. The amounts allocated to customer relationships and existing technology were determined based on discounted cash flows. Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Intangible assets related to the acquisition, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from 1 to 18 years.

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

We allocated the aggregate preliminary purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$6,058
Property and equipment	715
Non-current assets	5,885
Current liabilities	(327)
Non-current liabilities	(2,913) -------------
Net tangible assets assumed	9,418
Amortizable intangible assets	2,270
Goodwill	19,725
Total purchase price	$31,413 ========

See Note 5: “Borrowing Arrangements” for information regarding the financing of the transaction.

Note 4: Goodwill and Intangible Assets

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first nine months of fiscal year 2006.

Intangible assets. Information on our identifiable intangible assets that are subject to amortization is presented in the tables below (in thousands).

		—————————July 28, 2006—————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(621)	$1,099
Existing technology	5 years	340	(73)	267
Non-compete agreements	1 year	60	(60)	—
Patent	18 years	60	(4)	56
Trade name	1 year	90 ----------	(90) ----------	— ----------
Total		$2,270	$(848)	$1,422

		—————————October 31, 2005 —————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(191)	$1,529
Existing technology	5 years	340	(23)	317
Non-compete agreements	1 year	60	(20)	40
Patent	18 years	60	(1)	59
Trade name	1 year	90 ----------	(30) ----------	60 ----------
Total		$2,270	$(265)	$2,005

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above.

As of July 28, 2006, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
2006	$162
2007	645
2008	453
2009	71
2010–2023	91 ---------
Total	$1,422

Note 5: Borrowing Arrangements

Revolving line of credit. At July 28, 2006, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank), will advance funds to us from time to time up to and including March 1, 2007, not to exceed at any time the maximum principal amount of $3 million. At July 28, 2006, we had three standby letters of credit under the Line of Credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, had an outstanding balance of approximately $1,220,000 at July 28, 2006 and October 31, 2005. The second letter of credit was a requirement of our workers compensation insurance, and had an outstanding balance of approximately $150,000 at July 28, 2006 and October 31, 2005. The third letter of credit, obtained in May 2005 as a requirement of one of our customers, had an outstanding balance of approximately $380,000 at July 28, 2006 and October 31, 2005.

Cash borrowings under the Line of Credit bear interest at the Bank’s reference rate (8.25% at July 28, 2006), and interest on those borrowings are payable monthly. There have been no cash borrowings under the Line of Credit. No fees were associated with the unused portion of the committed amount. As security for our indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.33% during the July 2006 calculation period). The Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of July 28, 2006, we were in compliance with these covenants.

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

We entered into an over-the-counter interest rate swap contract with the Bank designed to operate as a cash flow hedge for our Term Loan. Effectively, the swap converts the floating interest rate of the Term Loan into a predicable fixed rate. The use of an interest rate swap in this situation locks the variable interest expense associated with the debt and results in a fixed interest expense that is typically immune from subsequent market rate fluctuations. Since there is a high correlation between the hedged instrument (the swap) and the underlying interest variable, gains and losses on the interest exposure are usually eliminated by offsetting changes in the swap, making it a highly effective instrument in hedging variability.

At July 28, 2006, we had one interest rate swap agreement outstanding with the Bank designated as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, related to our $10 million Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, we exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%. The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At July 28, 2006, the effective portion of the hedge was a deferred gain, net of taxes, of approximately $111,000. Over the next twelve months, we expect to reclassify approximately $81,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There was no ineffective portion of the outstanding swap as of July 28, 2006.

We assess effectiveness of the hedge instrument regularly.

Note 6: Contractual Obligations

The following table sets forth our contractual obligations as of July 28, 2006 (in thousands).

———————————Payments Due by Period———————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$ 44,981	$ 6,961	$ 13,439	$ 12,463	$ 12,118
Loan obligations	8,572	1,429	2,857	2,857	1,429
Purchase obligations	5,276 -----------	5,276 -----------	— -----------	— -----------	— -----------
Total	$58,829 =======	$13,666 =======	$16,296 =======	$15,320 =======	$13,547 =======

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

Note 8: Provision for Income Taxes

Our provision for income taxes for the third quarter and first nine months of fiscal year 2006 was approximately $960,000 and $3,462,000, respectively, with an estimated annual effective tax rate of 48%. The increase in our annual effective tax rate during the third quarter of fiscal year 2006 was primarily due to adjustments to the projected stock-based compensation expense and the projected operating income for fiscal year 2006.Our provision for income taxes for the same periods of fiscal year 2005 was approximately $1,216,000 and $4,241,000, respectively, with an annual effective tax rate of 41%. Our estimated annual effective tax rate at July 28, 2006 was higher than our effective tax rate at July 29, 2005 due to non-deductible stock-based compensation expense.

Note 9: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the third quarter and first nine months of fiscal year 2006 were approximately $63,000 and $204,000, respectively. For the same periods of fiscal year 2005, warranty costs were approximately $77,000 and $216,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of July 28, 2006 or October 31, 2005.

Legal proceedings. We are subject to litigation from time to time in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination, or governmental agency investigations. As a government contractor, we may also be subject to investigations by the United States Government for alleged violations of procurement or other federal laws. Under present government procurement regulations, if judged in violation of procurement or other federal civil laws, we could be suspended or barred from eligibility for awards of new government contracts.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs), including overhead, research and development, and general and administrative expenses. Stock compensation expense recognized in fiscal year 2006 is generally not reimbursable under these contracts. Indirect costs are not applied to subcontract costs that are in excess of $250,000 and that meet certain other predetermined criteria. We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

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

Our engineering services contracts are typically performed under time-and-materials contracts on a level-of-effort basis. Revenue is recognized for these contracts by applying a negotiated billing rate to the level-of-effort.

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

At July 28, 2006, the unfavorable rate variance was approximately $5,350,000, which was reduced by a management reserve of $1,000,000, for a net unfavorable balance of approximately $4,350,000. At July 29, 2005, the unfavorable rate variance was approximately $6,094,000 which was reduced by a management reserve of $750,000. The management reserve reduced the net rate variance to approximately $5,344,000. For both fiscal years 2006 and 2005, the management reserve was recorded as an increase to operating expenses and a decrease to inventory. The management reserve represents the estimated amount of profit that is not expected to be recovered through contract activities through the remainder of the fiscal year.

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

Allowance for bad debt. Since the majority of our revenues are generated from the United States Government, its agencies, or prime contractors for the United States Government, we regard the credit risk of our business to be minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off. At July 28, 2006 and October 31, 2005, there was no balance for the allowance for doubtful accounts. There was no charge to bad debt expense during the first quarter of fiscal year 2006 or fiscal year 2005.

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

We disposed of approximately $43,000 of inventory during the first nine months of fiscal year 2006. During the same period of fiscal year 2005, we disposed of $278,000 of obsolete products. The disposed items included units in various stages of completion.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first nine months of fiscal years 2006 and 2005, we did not incur any price redeterminations on any of our contracts.

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

We compare the fair value of the reporting unit with the carrying amount of the reporting unit. We consider AST to be one reporting unit. For further information, see “Notes to Condensed Consolidated Financial Statements, Note 7: Segment Reporting.” To perform the goodwill impairment test, we determine the fair value of its reporting unit and compare the fair value to the reporting unit’s carrying value. To the extent, the reporting unit’s carrying value exceeds its fair value, we must perform the second step of the impairment test. In the second step, we must compare the implied value of the reporting unit’s goodwill to its carrying value of goodwill. If no impairment exists under step one, then step two is not necessary.

No indicators of impairment existed at July 28, 2006.

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

No indicators of impairment existed at July 28, 2006.

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

We elected to use the modified prospective transition method as permitted by SFAS 123R, and therefore have not restated our financial results for prior periods. Under this transition method, the provisions of SFAS 123R apply to all awards granted or modified under our stock option plans and shares purchased under our ESPP after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption by using the same valuation method (that is, Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, stock-based compensation expense for the three-month and nine-month periods ending July 28, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Assumptions used in the Black-Scholes model are the expected stock price volatility over the expected life of the awards, the projected employee stock options life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock awards. Historical volatility, market-base implied volatility, or a combination of both will be considered when projecting the expected stock price volatility for both stock options and purchases under our ESPP. For stock options in fiscal year 2006, we are using a six-year expected life for executives and five years for employees. The expected life of the options was estimated based on historical observations of our stock, considering the average years of options actually exercised, vested and cancelled options, and outstanding and exercisable options. Due to our executives having additional restrictions on when they can trade their stock options, we believe they will likely hold on to their options for a longer period of time. At least once a year, we will assess the exercise behavior and determine if our current expected life assumption needs to change. The expected life used for our ESPP is based on the nine-month purchase periods within each twenty-four-month offering period. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date.The expected dividend yield for both stock options and purchases under ESPP is calculated by taking the total expected annual dividend payout divided by the average stock price per share.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and ESPP included in our condensed consolidated statements of operations (in thousands).

	Three Months Ended July 28, 2006	Nine Months Ended July 28, 2006
Contract costs	$542	$1,884
Research and development	34	172
General and administrative	371 ----------	1,157 ------------
Stock-based compensation expense before income taxes	$947	$3,213
Income taxes	$209	$571
Stock-based compensation expense after income taxes	$738	$2,642

As a result of adopting SFAS 123R, our income before income taxes and net income for the three months and nine months ended July 28, 2006 were reduced by the amounts noted in the table above. In addition, basic and diluted net income per share for the three months ended July 28, 2006 were reduced by approximately $0.06 per share. Basic and diluted net income per share for the nine months ended July 28, 2006 were reduced by approximately $0.23 and $0.22 per share, respectively.

Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for further information.

Three and Nine Months Ended July 28, 2006 Compared to Three and Nine Months Ended July  29, 2005

Revenues and backlog. Revenues for the third quarter of fiscal year 2006 were approximately $39,450,000, a 9% increase from revenues of approximately $36,283,000 recorded in the third quarter of fiscal year 2005. Revenues for the first nine months of fiscal year 2006 were approximately $116,528,000, an 18% increase from revenues of approximately $98,446,000 recognized during the same period of fiscal year 2005. The increase in revenues recorded during the third quarter and first nine months of fiscal year 2006, when compared to the same period in fiscal year 2005, is primarily due to the timing of our contract activities.

New orders received during the third quarter of fiscal year 2006 were approximately $30,204,000, an increase of 33% from approximately $22,672,000 in new orders received during the same period of fiscal year 2005. New orders received during the first nine months of fiscal year 2006 were approximately $87,442,000, an increase of 59% from approximately $55,082,000 in new orders received during the same period of fiscal year 2005. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At July 28, 2006, ending backlog was approximately $112,517,000, representing a 20% decrease from ending backlog of approximately $140,193,000 at October 31, 2005. Reported backlog includes both funded and unfunded portions of contract values.

Our contracts can be divided into two major types: fixed price and cost reimbursement. Fixed-price contracts are typically characterized by negotiated prices for efforts that involve little or no development risk. Cost risks associated with building and delivering products under fixed-price contracts are borne solely by the contractor.

Cost-reimbursement contracts are characterized by negotiated target costs and fees, and are generally for engineering development work where there is a high degree of technical risk and uncertainty. Although risks of cost overruns associated with cost-reimbursement contracts are borne by the customer, we cannot exceed contract ceilings without the approval of our customer.

Five contracts represented an aggregate of 51% and 41% of revenues for the three-month and nine-month periods ending July 28, 2006, respectively. Two of the aforementioned contracts individually represented more than 10% of revenue for the three-month and nine-month periods ending July 28, 2006. Three contracts represented an aggregate of 25% and 28% of revenues for the three-month and nine month periods ending July 29, 2005, respectively. One of aforementioned contracts represented more than 10% of revenues for the three-month period ending July 29, 2005, and another contract represented more than 10% of revenues for the nine-month period ending July 29, 2005.These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type.

	—Three Months Ended—		—Nine Months Ended—
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Cost-reimbursement contracts	83%	82%	80%	77%
Time-and-materials contracts	6%	4%	5%	4%
Fixed-price contracts	11%	14%	15%	19%

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

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $27,258,000, or 69.1% of revenues, for the third quarter of fiscal year 2006 compared to approximately $24,941,000, or 68.7% of revenues, for the same period of fiscal year 2005. Contract costs were approximately $78,579,000, or 67.4% of revenues, for the first nine months of fiscal year 2006 compared to approximately $65,426,000, or 66.5% of revenues, for the same period of fiscal year 2005. Contract costs increased as a percentage of revenues during the third quarter and first nine months of fiscal year 2006 primarily due to the impact of SFAS 123R on reported expenses. Contract costs increased in absolute dollars during the third quarter and first nine months of fiscal year 2006 compared to the same periods of fiscal year 2005 due to the increase in revenues as well as the impact of SFAS 123R on reported expenses.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,986,000, or 10.1% of revenues, for the third quarter of fiscal year 2006 compared to approximately $3,295,000, or 9.1% of revenues , for the same period of fiscal year 2005. During the first nine months of fiscal year 2006, R&D expenses were approximately $12,273,000, or 10.5% of revenues, compared to approximately $9,611,000, or 9.8% of revenues, incurred during the first nine months of fiscal year 2005. R&D expenses were higher in absolute dollars and as percentage of revenues during the third quarter and first nine months of fiscal year 2006 as a result of increased support for new and existing R&D projects.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to our quarterly revenue base for interim reporting periods. General and administrative expenses were approximately $6,429,000, or 16.3% of revenues, for the third quarter of fiscal year 2006 compared to approximately $5,295,000, or 14.6% of revenues, for the same period of fiscal year 2005. General and administrative expenses incurred during the first nine months of fiscal year 2006 were approximately $18,633,000, or 16.0% of revenues, compared to approximately $13,658,000, or 13.9% of revenues, incurred during the same period of fiscal year 2005. General and administrative expenses increased in absolute dollars and as a percentage of revenues as a result of additional personnel to support business growth, an increase in marketing and proposal expenditures and the impact of SFAS 123R on reported expenses.

Interest income. Interest income for the third quarter of fiscal year 2006 was approximately $299,000 compared to interest income of approximately $347,000 for the third quarter of fiscal year 2005. Interest income recognized during the first nine months of fiscal year 2006 was approximately $704,000 compared to interest income of approximately $801,000 during the first nine months of fiscal year 2005. Interest income decreased during the third quarter and first nine months of fiscal year 2006 due to lower investment balances at the beginning of fiscal year 2006 when compared to the beginning of fiscal year 2005.

Interest expense. Interest expense for the third quarter of fiscal year 2006 was approximately $192,000 compared to approximately $99,000 of interest expense in the third quarter of fiscal year 2005. Interest expense incurred during the first nine months of fiscal year 2006 was approximately $526,000 compared to interest expense of approximately $173,000 during the first nine months of fiscal year 2005. Interest expense increased in the third quarter and first nine months of fiscal year 2006 primarily due to interest related to our $10 million term loan entered into in connection with the acquisition of DTI during the third quarter of fiscal year 2005.

Provision for income taxes. Our provision for income taxes for the third quarter and first nine months of fiscal year 2006 was approximately $960,000 and $3,462,000, respectively, with an estimated annual effective tax rate of 48%. The increase in our annual effective tax rate during the third quarter of fiscal year 2006 is primarily due to adjustments to the projected stock based compensation expense and the projected operating income for fiscal year 2006. Our provision for income taxes for the same periods of fiscal year 2005 was approximately $1,216,000 and $4,241,000, respectively, with an annual effective tax rate of 41%. Our estimated annual effective tax rate at July 28, 2006 was higher than our effective tax rate at July 29, 2005 due to non-deductible stock compensation expense.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first nine months of fiscal year 2006 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $2,697,000 and approximately $9,586,000 during the first nine months of fiscal years 2006 and 2005, respectively . Net income for the first nine months of fiscal year 2006 was approximately $3,759,000 compared to net income of approximately $6,138,000 for the comparable period of fiscal year 2005 . The decrease in net income is due to the impact of our stock-based compensation expense of approximately $3,213,000. While the stock-based compensation expense materially impacted net income, it had no impact on operating cash.

Accounts receivable balances decreased during the first nine months of fiscal year 2006 by approximately $7,286,000, and decreased by approximately $12,278,000 during the same period in fiscal year 2005. The primary difference between accounts receivable activities during the first nine months of fiscal year 2006 as compared to the same period of fiscal year 2005 is the increase in revenues during the first nine months of fiscal year 2006 compared to the same period of fiscal year 2005.

Cash used to support inventory, prepaid expenses, and other assets was approximately $9,727,000 and $7,902,000 during the first nine months of fiscal years 2006 and 2005, respectively. The increase in cash used between the first nine months of fiscal year 2006 and the first nine months of fiscal year 2005 is primarily due to the increase in cash used for prepaid expenses such as our and computer repair and maintenance costs, prepaid travel expenses, and annual insurance renewals.

The change in accounts payable, taxes payable and accrued liabilities balances resulted in a net decrease of approximately $5,834,000 and approximately $3,702,000 during the first nine months of fiscal years 2006 and 2005, respectively. Accounts payable and other accrued liabilities decreased approximately $2,376,000 during the first nine months of fiscal year 2006 and decreased approximately $1,299,000 during the same period in fiscal year 2005. Payments in fiscal year 2006 for accounts payable accruals at October 31, 2005 were higher than fiscal year 2005 payments for accounts payable accruals at October 31, 2004. Accrued payroll liabilities decreased by approximately $3,309,000 during the first nine months of fiscal year 2006, and decreased by approximately $2,572,000 during the same period in fiscal year 2005. The increase in cash used for payroll activities in the first nine months of fiscal year 2006 as compared to the same period of fiscal year 2005 is due to an increase in our staff as a result of the acquisition of the July 1, 2005 acquisition of DTI.

Net cash from investing activities. Investing activities provided cash of approximately $4,035,000 during the first nine month of fiscal year 2006 and used cash of approximately $18,665,000 during the same period in fiscal year 2005. Our proceeds, from the sale of securities classified short-term investments, were invested in securities that were shorter in duration, and classified as cash equivalents.

Net cash from financing activities. Financing activities used cash of approximately $1,068,000 during the first nine months of fiscal year 2006 and provided cash of approximately $9,494,000 during the same period in fiscal year 2005. The difference in financing activities between the first nine months of fiscal years 2006 and 2005 is primarily due to principal payments of approximately $1,072,000 made on our $10 million term loan in 2006 in connection with the acquisition of DTI.

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

Borrowing Arrangements

Revolving line of credit. At July 28, 2006, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank) will advance funds to us from time to time up to and including March 1, 2007, not to exceed at any time the maximum principal amount of $3 million. At July 28, 2006, we had three standby letters of credit under the Line of Credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, had an outstanding balance of approximately $1,220,000 at July 28, 2006 and October 31, 2005. The second letter of credit was a requirement of our workers compensation insurance, and the outstanding balance was approximately $150,000 at July 28, 2006 and October 31, 2005. The third letter of credit, obtained in May 2005 as a requirement of one of our customers, had an outstanding balance of approximately $380,000 at July 28, 2006 and October 31, 2005.

Cash borrowings under the Line of Credit bear interest at the Bank’s reference rate (8.25% at July 28, 2006), and interest on those borrowings are payable monthly. There have been no cash borrowings under the Line of Credit. No fees are associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.33% during the July 2006 calculation period). Our Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of July 28, 2006, we were in compliance with these covenants.

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

At July 28, 2006, we had one interest rate swap agreement outstanding with the Bank related to our $10 million Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At July 28, 2006, the effective portion of the cash flow hedge was a deferred net gain of approximately $111,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $81,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, impacts earnings as it occurs. There is no ineffective portion of the outstanding swap as of July 28, 2006.

Contractual Obligations

The following table sets forth our contractual obligations as of July 28, 2006 (in thousands).

	———————————Payments Due by Period———————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$44,981	$6,961	$13,439	$12,463	$12,118
Loan obligations	8,572	1,429	2,857	2,857	1,429
Purchase obligations	5,276 -----------	5,276 -----------	— -----------	— -----------	— -----------
Total	$58,829 =======	$13,666 =======	$16,296 =======	$15,320 =======	$13,547 =======

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

On January 1, 2006, we adopted the FASB Staff positions FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the FSPs). The FSPs were issued on November 3, 2005 and nullified certain provisions of EITF No. 03-01 related to evaluating an other then temporary impairment and clarified the accounting policies set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. We do not believe adoption of FAS 115-1 and FAS 124-1 will have a material effect on our financial position, results of operations, or cash flows.

On February 16, 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in income taxes and requires a two-step approach. The first step is to determine whether it is more likely than not that a tax position accounted for under SFAS 109 will be sustained upon examination, with the presumption that the position will be examined. The second step is to measure the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions are effective for us for our fiscal year beginning November 1, 2007. We are evaluating the impact this interpretation will have on our financial statements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. The average maturity of our investment portfolio is two days as of July 28, 2006. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of July 28, 2006, our total cash and investments balance that was sensitive to interest rate risk was approximately $26,584,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be a decrease in value of less than $1,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	July 28, 2006	October 31, 2005
Cash and cash equivalents	$24,584	$18,920
Short-term, available-for-sale securities:
Corporate securities	—	4,017
Government securities	2,000 ----------	6,598 ----------
	$26,584 ======	$29,535 ======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the original principal amount of $10 million with Wells Fargo Bank, National Association (the Bank), the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (5.33% during the July 2006 calculation period).

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

Coincident with the Term Loan transaction, we also entered into an interest rate swap agreement with the Bank whereby we pay interest to the Bank at a fixed rate of 4.33% and the Bank pays us interest at a floating rate tied to the LIBOR index. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation which is locked in at 6.08%.

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter ended July 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  We continue to integrate the technologies and operations of DTI, which could result in a diversion of management resources, and distract management from day-to-day operational matters, as well as other strategic opportunities, and could strain our financial and managerial controls and reporting systems and procedures. Unanticipated costs could arise during the integration of operations. If actual integration and transition costs are significantly greater than currently anticipated, we may not achieve the anticipated benefits of the acquisition and our revenues and operating results could be adversely affected. In addition, as a result of the acquisition, we are a larger, more geographically dispersed and complex organization, and if our management is unable to effectively manage the combined company, our operating results will suffer.
  As a result of the acquisition, we are entering markets in which we have no or limited prior experience. We may not be successful in these markets, and we may be unable to enter into new, contracts for DTI’s business lines, or grow the combined business. We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition. Our failure to achieve these strategic objectives could have a material, adverse effect on our revenues, expenses, and operating results.
  Transaction costs associated with the acquisition have been included as part of the total purchase cost for accounting purposes. In addition, we will continue to record additional operating expenses associated with the amortization of other intangible assets acquired in the acquisition. These costs could adversely affect our future liquidity and operating results.
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

We may not achieve the anticipated benefits of our investments in new business opportunities and any such investments could have a negative, material impact on our operating results and financial condition. We have expanded our historical COMINT business into ELINT, and have expanded our signal processing capabilities as a result of our acquisition of DTI. This diversification requires us to invest additional capital, open new facilities, and incur additional R&D expenditures. In addition, diversification results in diversion of management’s attention from our historic business. We believe that entering into these new business areas will be important to remaining competitive in the defense electronics marketplace, there can be no assurance that we will derive benefits from this diversification, our core business could suffer, and we could incur significant unanticipated costs, which could have a material impact on our results of operations.

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

Our backlog as of July 28, 2006 was approximately $113 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

Changes in stock option accounting rules have adversely impacted our operating results prepared in accordance with generally accepted accounting principles. We have historically used broad-based employee stock option programs to hire, incentivize, and retain our workforce in a competitive marketplace. In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. These rules became applicable to us with the quarter ended January 28, 2006, and we have adopted Statement 123R beginning with the first quarter of our 2006 fiscal year, and implemented the new standard on a prospective basis. As a result of the adoption of SFAS 123R, we have incurred approximately $3,213,000 in stock compensation expense. We expect to continue to incur compensation expense in the future. Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation.”

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

Applied Signal Technology, Inc. /James E. Doyle/ ---------------------------------------------------------	August 31 , 2006 --------------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

3.1	Second Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002