Form 10-K
period 2006-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2007-01-29
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 2006

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
Large accelerated filer	✓ Accelerated filer	Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes	✓ No
Aggregate market value of the voting common stock held by non-affiliates of the registrant:
Common Stock, without par value – $200,768,105 as of April 28, 2006, based on the closing price on such date for the registrant’s common stock reported by the NASDAQ National Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of registrant’s common stock outstanding:
Common Stock, without par value – 11,922,103 shares as of October 31, 2006.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part II, Item 5 and Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Shareholders to be held on March 14, 2007.

Index
Applied Signal Technology Inc.

Explanatory Note

In this annual report on Form 10-K, we are restating the consolidated balance sheet as of October 31, 2005, and the statements of operations, shareholders’ equity, and cash flows for fiscal year 2004, as well as the statements of shareholder’s equity for fiscal year 2005. We have not amended our previously filed annual reports on Form 10-K for the periods affected by this restatement. See “Item 1A: Risk Factors,” “Item 6. Selected Consolidated Financial Data,” “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 2: Restatement of Financial Statements” in “Notes to Consolidated Financial Statements” for more detailed information regarding the restatement of our balance sheet and statement of shareholders’ equity for the fiscal year ended October 31, 2005, statements of operations, shareholders’ equity, and cash flows for the year ended October 31, 2004, and the changes to the financial statements for the years ended October 31, 2000, October 31, 2001, October 31, 2002, October 31, 2003, and October 31, 2004.

During fiscal year 2006, in connection with our review of our financial results for the fiscal year ended October 31, 2006, we commenced a voluntary internal review of our historic stock option grant practices and procedures and related accounting. We reviewed all of our grants of stock options from the date of our initial public offering in March 1993 to October 31, 2006. As a result of our review, we concluded that we had not properly measured compensation cost for an annual option grant to non-officer employees on November 18, 1999, because the number of shares certain non-officer individual employees were entitled to receive was not determined until after the original measurement date. We also concluded that we used improper measurement dates for certain grants to newly hired non-officer employees because the measurement date utilized predated the actual commencement of employment.

In circumstances in which the prices of our shares at the originally stated grant dates were lower than the prices on the actual measurement dates, we concluded that we should have recognized additional stock-based compensation expense associated with the November 18, 1999, option grant to non-officer employees for fiscal years 2000 and 2001 that was not accounted for in our previously issued financial statements. In addition, we determined we should have recorded immaterial stock compensation expense associated with certain non-officer new hire stock option grants that were granted between fiscal years 2000 and 2004. Therefore, the Audit Committee, after consultation with management, concluded that our previously filed audited financial statements for fiscal years ended October 31, 2000, through October 31, 2005, should be restated as described above.

Based upon the results of our review, we recorded additional stock-based compensation, and related payroll taxes, with respect to stock option grants to non-officer employees and non-officer new hires, for which we determined that the measurement dates were in error. These additional operating expenses caused us to record adjustments to income tax expense, deferred tax assets, income taxes payable, and additional paid-in capital. The cumulative reduction to retained earnings through the beginning of fiscal year 2005 was approximately $1,121,000. This adjustment was offset by a cumulative adjustment to additional paid-in capital of approximately $1,318,000, resulting in a cumulative increase to total shareholder’s equity of approximately $197,000. The cumulative adjustment to our total assets and total liabilities was approximately $298,000 and $101,000, respectively.

Judgments and Interpretations on Restatement Values

In calculating the amount of incremental stock-based compensation expense to record, we had to make certain interpretations and assumptions and draw certain conclusions from and regarding the internal review findings. There is the risk that the interpretations and assumptions we made could be disputed by others after the fact or that we did not draw the correct conclusions from the findings. All of these risks are particularly acute where there was incomplete documentation. Where we had incomplete documentation, we considered the guidance provided by the Office of the Chief Accountant of the SEC, pursuant to a letter dated September 19, 2006 (the Chief Accountant’s letter). Specifically, we used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.

Accordingly, this Form 10-K also reflects the restatement of:

  Selected Consolidated Financial Data for the fiscal years ended October 31, 2000, through 2005 in Item 6
  Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for the years ended October 31, 2004, and 2005

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and, as such, should not be relied upon. On January 16, 2007, we filed a Form 8-K announcing that, although we had not yet concluded which specific periods may require restatement, the Audit Committee of our Board had concluded that certain of our previously issued financial statements should no longer be relied upon.

Part I

Item 1: Business

This annual report on Form 10-K contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “believes,” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance, are subject to certain risks, uncertainties, and assumptions that are difficult to predict, and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC) after the date of the Annual Report. These SEC filings, as well as our latest annual report, can be obtained through our website at www.appsig.com. In addition, hard copies can be obtained free of charge through our investor relations department.

Description of the Business

Applied Signal Technology, Inc. (AST) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and naturally-occurring signals. The processing of man-made signals includes communications intelligence (COMINT) and electronic intelligence (ELINT). The processing of natural signatures includes the use of sonar, radar, magnetic and chemical sensors to detect changes in the environmental phenomenology. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

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

Sensor signal processing observes changes in physical phenomena that can provide an indication of activities of concern to global security. Examples of these phenomena are detection of chemicals that might be used for explosive devices or the detection of sub-terrain ferrous materials that might indicate an underground facility for weapon manufacturing. Our sensor processing equipment provides automatic detection of physical abnormalities in both marine and terrestrial environments.

Substantially all of our revenues are from contracts with the United States Government, its agencies, or prime contractors to the United States Government.

We are incorporated in California. Our principal executive offices are located at 400 West California Ave., Sunnyvale, CA, 94086, and our telephone number at that address is (408) 749-1888. Our web site address is www.appsig.com. The information posted on our website is not incorporated into this annual report. However, investors can obtain a copy of this annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the SEC, as well as a copy of our Code of Ethics, on our website free of charge.

Communications Intelligence (COMINT)

Accurate and comprehensive information regarding foreign affairs and developments affecting international security has become increasingly important to the United States Government. The political instability in certain regions such as the Middle East, Eastern Europe, Africa, and Central and South America and the ongoing counterterrorism campaign have heightened the United States Government’s need to be able to monitor activities in foreign countries. In order to obtain information about activities within foreign countries, the United States Government gathers and analyzes telecommunications signals emanating from those countries.

The ever-increasing commercial development of telecommunications equipment has led to a significant increase in the overall quantity of information communicated and an increase in the density of signals transmitted throughout the radio frequency (RF) spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and in the global information network (such as the Internet) in recent years, resulting in a significant increase in the amount of information being communicated. Consequently, the need to develop COMINT equipment capable of collecting and processing an increasing quantity of signals, as well as new types of signals, has grown significantly.

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

In addition, we believe that the United States Government is continuing to increase funding for counterterrorism. Counterterrorism is focused on individuals and groups of individuals, and relies heavily on intelligence gathering. A key source for intelligence is COMINT. We are a resource to the United States Government, providing COMINT products, systems, and services.

Electronic Intelligence (ELINT)

The same countries that have political instability and terrorist activities are modifying older Soviet-developed weapons systems as well as developing new weapons systems. Accordingly, the United States Government must invest in new ELINT technologies to gather intelligence about these weapons systems. There is also a need to advance ELINT technology to provide battlefield mapping and force protection against these new weapons systems.

We are investing to develop a state-of-the-art ELINT processor that will provide information concerning the characterization and location of these new weapons systems. We expect that this investment will result in a product that will also be applicable to unmanned aerial vehicles, which we believe will be the platform of choice for future ELINT missions.

Sensor Processing

In the current counterterrorism campaign, the United States Government has determined that the collection of signature information is very important in aiding the detection and location of terrorist activities. We believe that sensor detection of chemicals that might be used for explosives or ferrous materials that might indicate installations of improvised explosive devices is a high-priority information source to the United States Government.

Our sensor processing products can aid anti-submarine warfare, as well as mine countermeasures. We also have products that can detect land-based mines and improvised explosive devices (IEDs).

Homeland security requires a robust system that quickly conducts covert or overt inspection of containers, vehicles, packages, and facilities anywhere in the world, on land or sea, by using tools that reach beyond the fixed site border security systems. In particular, United States security forces need to have a portable capability to “see” through walls and other barriers to non-intrusively identify dangerous materials on the other side.

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

Segments

We have reviewed our business operations and determined that we operate in a single homogeneous business segment. We sell similar products and services with similar economic characteristics to similar classes of customers, primarily to the United States Government, its agencies, or prime contractors for the United States Government. Our technologies and the operations of our divisions are highly integrated. Revenues and costs are reviewed monthly by management on an individual contract basis as a single business segment.

Strategy

Our objective is to anticipate the needs of the global security marketplace and to invest in research and development so we can provide solutions to ISR needs before our competitors. In some cases, our solution is to develop equipment or services that address new telecommunications technologies or detection of new phenomena of importance. In other cases, our solution is to develop equipment that offers smaller size, lower power consumption, and lower cost than potentially competitive products. Our strategy to accomplish these objectives focuses on the following elements.

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

Voice grade channel processors. These processors are designed to process voice grade channels (VGCs), which carry audio and other signals. The standard telecommunication systems used throughout the world put a large number of VGCs on a single carrier channel to increase the number of signals that can be transmitted at a particular frequency. Our VGC processors can scan thousands of signals in less than one second, evaluate their characteristics, and use sophisticated processing technology to detect and record relevant data that is then analyzed by United States Government personnel. Our VGC processors currently range in price from approximately $3,000 to approximately $700,000.

Wideband processors. These processors “clean” telecommunication signals for further processing by VGC processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortions that these processors correct are multipath interference (caused by the reception of a signal and its reflections) and co-channel interference (caused by the reception of multiple interfering signals). Commercial telecommunication companies overcome these distortions with careful alignment and tuning that requires interruption of the telecommunication signals. Our wideband processors perform this alignment independently and automatically by using proprietary adaptive algorithms that let the processors “learn” how to adjust their parameters to process the incoming signals. One of our wideband products processes signals that carry thousands of VGCs in a globally used digital format that is particularly susceptible to distortions. Our wideband processors currently range in price from approximately $8,000 to approximately $90,000.

Collection products. We offer a limited number of signal collection products designed to complement some of our processing products. Our collection products include a low-cost, small receiver that collects very complex signaling formats, and a receiver that optimizes multiple antenna inputs to overcome co-channel interference and certain forms of multi-path interference. Our collection products currently range in price from approximately $20,000 to approximately $40,000.

Software products. Software products are based upon the use of commercial off-the-shelf hardware processors. With current state-of-the-art computer and component technologies (for example, field-programmable gate arrays, Pentium processors, G4 processors), global security requirements can often be met by utilizing off-the-shelf “compute engines.” We develop our software products so the signal processing can be performed on these engines when applicable. Our software products, utilizing our proprietary licenses, range in price from approximately $2,000 to approximately $100,000.

Sensor Processing Products

Our sensor processing products consist of advanced digital signal processing hardware and software. These products automatically process the results of physical phenomena sensors to detect abnormalities of interest. These products can be categorized as follows.

Marine processors. These processors are designed to detect abnormalities in the marine environment such as the presence of a submarine, mines tethered to the ocean floor, and terrorist activities such as attempts to destruct a telecommunication cable on the ocean floor. These processors consist of active sensing such as synthetic aperture sonar and radar detection of periscopes as well as passive sensing such as magnetic detection of submarines. These processors can range in price from approximately $200,000 to approximately $4,000,000.

Terrestrial processors. These processors are designed to detect terrestrial abnormalities such as buried land mines, IEDs, and underground structures. These processors can be active sensors such as associated particle imaging or passive sensors such as electro-magnetic sensing. These processors can range in price from approximately $500,000 to approximately $2,000,000.

Systems

Systems development. We also develop and deliver entire systems in situations where the capabilities of our products formulate the majority of the system capability. These systems include our custom developed system software, and the integration of the appropriate compilation of our products as well as, at times, the integration of other vendors’ products. Pricing for processing systems can vary widely depending on systems requirements and may range from approximately $300,000 to tens of millions of dollars.

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

ELINT systems. We are currently investing to develop an airborne ELINT processing system capable of being installed in either manned or unmanned aerial vehicles. This system will be capable of identifying modern weapons systems of foreign countries and precisely geo-locating their position in the battlefield.

Services

We perform engineering services for current operational systems. Examples of these services are: 1) evaluation of current performance, 2) engineering improvements for performance enhancement, 3) evaluation of signals being processed to develop system operation techniques that can improve the intelligence gathering, 4) on-going mission management of a system, and 5) customer training in the usage of our standard products. Contracts for these services range in price up to several hundred thousand dollars.

Customers, Contracts, and Marketing

Customers

Since our inception, purchases by the United States Government have accounted for almost all of our revenues. These purchases occur in two ways: through contracts directly with the government and subcontracts to prime contractors. Direct contracts with the United States Government accounted for approximately 60%, 67%, and 63% of revenues in fiscal years 2006, 2005, and 2004, respectively. The subcontracts under which we supply products or services to prime contractors that have contracts with the United States Government accounted for approximately 37%, 28%, and 34% of revenues in fiscal years 2006, 2005, and 2004, respectively.

Our United States Government customers consist of military and intelligence agencies that have signal reconnaissance needs. Within our primary customer agencies, we have contracts with approximately 40 different offices, each with separate budgets and contracting authority.

The following table identifies the source of our revenues for fiscal years 2006, 2005, and 2004 by customer type.

	FY06	FY05	FY04
Intelligence agencies	74%	72%	80%
Military	23%	23%	17%
Foreign	1%	2%	2%
Commercial	2% ------------	3% ------------	1% ------------
	100% =======	100% =======	100% =======

Contracts with all offices of two intelligence agencies accounted for approximately 24% and 46% of revenues in fiscal year 2006; approximately 28% and 44% of revenues in fiscal year 2005; and approximately 26% and 54% of revenues in fiscal year 2004, respectively. Contracts with one branch of the military accounted for approximately 17%, 21%, and 15% of revenues in fiscal years 2006, 2005, and 2004, respectively.

Contracts

Most of our business is conducted under contracts that include United States Government security requirements. Our contracts with United States Government agencies are of two types, as described below.

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

The following table identifies the allocation of revenues we generated for fiscal years 2006, 2005, and 2004 between contracts awarded on a sole-source basis and contracts awarded on a competitive-bid basis.

	FY06	FY05	FY04
Sole-source contracts	70%	82%	96%
Competitive-bid contracts	30% ------------	18% ------------	4% ------------
	100% =======	100% =======	100% =======

Sole-source and competitive-bid contracts can be fixed-price contracts, where we agree to deliver equipment for a fixed price and we assume the risk of cost overruns, or cost-reimbursement contracts, where we are reimbursed for our direct and indirect costs and paid a negotiated profit, or time-and-materials contracts, where we are reimbursed by a negotiated billing rate applied to the level-of-effort completed. Historically, we have achieved greater profit margins from our fixed-price contracts than from our cost-reimbursement and time-and-materials contracts. In recent years, our significant contracts have been cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type.

	FY06	FY05	FY04
Cost-reimbursement contracts	79%	76%	71%
Fixed-price contracts	17%	21%	26%
Time-and-materials contracts	4% ------------	3% ------------	3% ------------
	100% =======	100% =======	100% =======

Most of our fixed-price contracts are for the manufacture of multiple units of our established products, rather than the development of new products. We believe that the risk of cost overruns is much less in the case of fixed-price manufacturing contracts, where the product has already been developed and at least a prototype made, than in the case of fixed-price development contracts.

Four contracts represented an aggregate of 42.1% of revenues for fiscal year 2006. Four contracts represented an aggregate of 29.4% of revenues for fiscal year 2005, and three contracts represented an aggregate of 28.4% of revenues for fiscal years 2004. All of these contracts were cost-reimbursement contracts.

We are subject to price redetermination on certain fixed-price United States Government contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2006, 2005, and 2004, we did not have claims against us for noncompliance with these regulations, although, during fiscal year 2005 we did settle one dispute with the United States Government relating to earlier contracts.

Almost all of our contracts contain termination clauses that permit contract termination by the customer for cause upon our default or without cause for the convenience of the other contracting party. In either case, terminations could adversely affect our operating results. Under contracts terminable at the convenience of the United States Government, a contractor is generally entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the United States Government only pay for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages incurred by the customer.

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

In addition to our primary technical marketing, we also conduct marketing activities designed to increase our visibility with existing and potential customers. Each year we conduct equipment shows in the Washington, D.C. area, demonstrating the operation of many of our products, and participate in shows sponsored by professional organizations. Additionally, we use direct mail and magazine advertising from time to time to inform potential customers of available products. We also produce a product summary catalog.

Backlog

Our backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts and excludes unexercised options, was $104,952,000, $140,193,000, and $143,369,000, at October 31, 2006, 2005, and 2004, respectively. Anticipated revenues included in backlog may be realized over a multi-year period and include expected revenues from contracts that are fully funded as well as from contracts that are only partially funded. We include expected revenues from a contract in backlog when the contract is signed by us and by our customer. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in our contracts. (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – New Orders and Backlog.”) Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.

Research and Development

We conduct R&D pursuant to United States Government R&D contracts and as part of our own R&D investment. We believe that our investment in R&D provides us with a significant competitive advantage. Research and development expenses incurred by us were approximately $19,165,000, $16,125,000, and $14,166,000 in fiscal years 2006, 2005, and 2004, respectively. As a percent of revenue, R&D equated to 11.8%, 10.3%, and 9.9% in fiscal years 2006, 2005, and 2004, respectively.

In fiscal years 2006, 2005, and 2004, our R&D program was funded entirely by the billing rates charged to our customers.

We seek to develop technology capable of addressing new global security signal processing requirements before our competitors. In addition, we focus R&D on developing products and services that can be used, with or without further modification, to satisfy various needs of a variety of customers, thereby permitting us to offer a prompt solution.

Company Technical Operations

Our technical business operations consist of a Multichannel Systems Division, a Wireless Communication Systems Division, an Ocean Systems Division, a National Security Systems Division, an Electronic Systems Division, and an Operations Division. All of these organizations report to our Chief Operating Officer. Because of the integral technologies and operations of our divisions to date, as well as the joint product development and common customers for our divisions, we have determined that we have only one corporate-wide reporting entity.

The Multichannel Systems Division and Wireless Communications Systems Division provide our COMINT products and services, and research and development for COMINT collection and processing solutions.

The Ocean Systems Division and the National Security Systems Division provide advanced sensor signal processing solutions for space-based, airborne, terrestrial, and undersea sensor technologies.

The Electronic Systems Division provides research and development for solutions to ELINT requirements.

The Operations Division is primarily responsible for manufacturing multiple units of products for all our divisions.

As of December 8, 2006, we had 504 employees in technical operations. (See “Item 1: Business – Employees” on page 14.)

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

As of October 31, 2006, we had four issued patents. We believe that, given the rapidly changing nature of signal collection and processing technology, our future success will depend primarily upon the technical competence and creative skills of our personnel, rather than the legal protection afforded by patents. We attempt to protect our trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated, or circumvented; that any rights granted under these patents will provide us adequate protection; or that there will be sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Although we do not believe that we are infringing upon the intellectual property rights of others, it is possible that such a claim will be asserted against us in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, we could experience loss or cancellation of customer orders, could experience product shipment delays, or could be subject to significant liabilities to third parties. If our products were found to infringe on a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to continue selling our products. Royalty or licensing agreements, if required, may not be available under acceptable terms or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a materially adverse effect on our business.

Government Regulations

We must comply with regulatory requirements of federal, state, and municipal authorities applicable to companies contracting with the United States Government and its agencies, including regulations concerning employment obligations and affirmative action, workplace safety, and protection of the environment. Most importantly, we must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalties for noncompliance or misrepresentation in the course of negotiations. Failure to comply with our government procurement or contracting obligations or security obligations could result in penalties imposed on us or suspension from government contracting, which would prevent us from selling our products to the United States Government, severely limiting our ability to operate our business and generate revenue, resulting in a materially adverse effect on our financial condition and operating results. (See “Item 1: Business – Customers, Contracts, and Marketing” on page 10.)

While compliance with applicable regulations has not adversely affected our operations in the past, we cannot be sure that we will continue to be in compliance in the future or that these regulations will not change, resulting in increased operational costs.

Employees

As of December 8, 2006, we had 647 employees. Our business requires that a large number of our technical employees obtain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in marketing require the appropriate clearances to meet with government technical representatives and discuss the government’s needs. We have a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 76% of our staff has security clearances. Our success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom could adversely affect our business materially. We believe we maintain a good relationship with our employees.

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and the related notes.

We may not be successful in our expansion of our products and markets, and may not realize the benefits of our investments in these new markets. We are subject to a number of special risks as a result of our acquisition of Dynamics Technology, Inc. (DTI). On July 1, 2005, we acquired DTI for approximately $30.1 million, plus estimated transaction costs. As a result of this acquisition, together with investments we are making in other areas complementary to our historic COMINT offerings, we are expanding our products, approaching new customers, and entering into new markets for advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. Our operations during fiscal year 2006 were, and are expected to continue to be, substantially influenced by the operations of the businesses we acquired from DTI as well as from our continued investment in products and markets complementary to our existing and new businesses. This expansion subjects us to a number of risks and uncertainties, including:

  We are entering markets in which we have no or limited prior experience. We may not be successful in these markets, and we may be unable to enter into new contracts for these new business lines or grow the combined business. We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition of DTI or the investment in other products. Our failure to achieve these strategic objectives could have a material, adverse effect on our revenues, expenses, and operating results.
  As a result of the acquisition of DTI, we incurred debt in the amount of $10 million, of which $8.2 million remains outstanding as of October 31, 2006, and our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.
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

We depend on revenues from a few significant contracts, and any loss, cancellation, reduction, or delay in these contracts could harm our business. From time to time, including recent periods, we have derived a material portion of our revenue from one or more individual contracts that could be terminated by the customer in full or in part at the customer’s discretion. We have in the past experienced a significant reduction of, and stop work order on, one of our largest contracts. We expect that in future periods we may again enter into individual contracts with significant revenue concentrations. In addition, the majority of our contracts are with a limited number of government agencies. If our individually large contracts were terminated or substantially reduced, we could fail to achieve expected revenues and net income.

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

Our backlog as of October 31, 2006, was approximately $105 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

We depend on revenues from a few significant customers; the loss of any significant customer could have an adverse effect on our business. Our success will depend on our continued ability to develop and manage relationships with significant customers. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the United States Government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our products and services in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.

Continued competition in ISR may lead to a reduction in our revenues and market share. The global security market is highly competitive and we expect that competition will continue to increase in the future. Our current competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. We expect that more companies will enter the market for global security, possibly resulting in pricing pressures on our products and services. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins, or loss of market share, any of which could significantly harm our business. Our competitors may introduce improved products with lower prices, and we would have to do the same to remain competitive.

Unexpected increases in the cost to develop or manufacture our products under fixed-price contracts may cause us to experience unreimbursed cost overruns resulting in reduced profit margins or increased loss provisions. A significant portion of our revenue is derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, unfavorable indirect rate variances, inefficiencies, or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts, and may experience additional cost overruns in the future. Such cost overruns would increase our operating expenses, reduce our net income and earnings per share, and could have a material, adverse effect on our future results of operations and financial condition.

Fixed price contracts use percentage-of-completion accounting to determine profit margins. Under generally accepted accounting principles unexpected cost over-runs can change the percentage completion estimates and result in reduced profit margins and the reversal of previously recognized profits in addition to reducing future period profits. Although we believe that our profit margins are fairly stated and that adequate provisions for losses for our fixed-price contracts are recorded in our financial statements as required under accounting principles generally accepted within the United States, there can be no assurance that our contract profit margins will not decrease or our loss provision will not increase in the future.

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

Continued compliance with new regulatory and accounting requirements will be challenging and may cause our general and administrative expenses to increase and impact our future financial position and results of operations. As a result of compliance with the Sarbanes-Oxley Act of 2002, as well as changes to listing standards adopted by the Nasdaq Stock Market, and the attestation and accounting changes required by the SEC, we are required to implement additional internal controls, to improve our existing internal controls, and to comprehensively document and test our internal controls. Although we successfully met our compliance with internal control evaluation and attestation at the end of fiscal year 2006, we continue to remain subject to these requirements, and as a result, expect to continue to obtain outside legal, accounting, and advisory services, all of which may add to our general and administrative costs. In addition, changes in the accounting rules, including legislative and other requirements to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles, which may adversely affect our operating results.

Changes in stock option accounting rules have adversely impacted our operating results prepared in accordance with generally accepted accounting principles. We have historically used broad-based employee stock option programs to hire, incentivize, and retain our workforce in a competitive marketplace. In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. These rules became applicable to us with the quarter ended January 28, 2006, and we have adopted Statement 123R beginning with the first quarter of our 2006 fiscal year, and implemented the new standard on a prospective basis. As a result of the adoption of SFAS 123R, we have incurred approximately $4,283,000 in stock compensation expense. We expect to continue to incur compensation expense in the future. Please refer to “Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation.”

Any increased review of our financial disclosure, including any future restatement of earnings, could increase litigation risks and adversely impact our stock price. A number of recent financial reporting issues and practices have recently received enormous public scrutiny, including practices concerning the accounting for employee stock option grant practices. If we are required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles, that restatement could adversely affect our historic results, and the trading price of our securities. The recent scrutiny regarding financial reporting may also result in an increase in litigation involving companies with publicly traded securities, such as us. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

We face litigation risks as a result of our stock option review and restatement of our financial statements. Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation, including the risk that derivative actions could be filed against us or certain current and former directors and officers based on allegations relating to our historical stock option practices. Litigation may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any lawsuit could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that any future litigation relating to our historical stock option practices will result in the same conclusions reached by us. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could adversely affect our business, results of operations, or financial condition.

We may in the future be subject to regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Any potential regulatory proceeding or action may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any potential regulatory proceeding or action could adversely affect our business, results of operations, or financial condition. We cannot assure that any future regulatory action relating to our historical stock option practices, will result in the same conclusions reached by us. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, including criminal penalties, which could adversely affect our business, results of operations, or financial condition.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Our corporate offices, located in Sunnyvale, California, also serve as our primary research and development, engineering, production, marketing, and administrative center. As of October 31, 2006, we leased five buildings in Sunnyvale, California, totaling approximately 266,077 square feet under a lease that expires in March 2012.

In addition, we maintain ten additional offices within the United States. As of October 31, 2006, we lease the following properties: 61,038 square feet in Annapolis Junction, Maryland (lease expires April 2016); 15,250 square feet in Herndon, Virginia (lease expires March 2011); 10,962 square feet in Hillsboro, Oregon (lease expires October 2009); 27,345 square feet in Salt Lake City, Utah (lease expires October 2009); 32,000 square feet in Allen, Texas (lease expires February 2011); 19,383 square feet in Torrance, California (lease expires February 2008); 2,008 square feet in Torrance, California (lease expires October 2007); 4,328 square feet in Anaheim, California (lease expires April 2009); 14,090 square feet in Arlington, Virginia (lease expires June 2013); and 2,309 square feet in Tampa, Florida (lease expires April 2010).

Our business requires that we maintain a facility clearance, sponsored and approved by the United States Government, at most of our offices. This approval could be suspended or revoked if we are found not to have complied with security regulations applicable to such facilities. Any revocation or suspension of such approval that materially delayed delivery of our products to customers would have a material, adverse impact on our ability to manufacture and sell our products and operate our business. Although we have adopted policies directed at assuring our compliance with relevant regulations, there can be no assurance that the approved status of our facilities will continue without interruption.

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Selected Common Stock Data

Our common stock trades on the NASDAQ National Market under the symbol “APSG.” As of October 31, 2006, the closing price of our common stock, as reported on NASDAQ, was $14.84, and we had approximately 403 registered shareholders of record with our transfer agent. The following table sets forth the high and low closing prices for our common stock over the eight quarters ending October 31, 2006.

Closing prices, as reported on NASDAQ	High	Low
Fiscal year ended October 31, 2005
First quarter	$38.89	$27.42
Second quarter	$30.35	$19.51
Third quarter	$21.75	$16.50
Fourth quarter	$21.25	$17.16
Fiscal year ended October 31, 2006
First quarter	$23.50	$16.80
Second quarter	$24.02	$17.95
Third quarter	$18.69	$14.43
Fourth quarter	$15.70	$14.23

The Company will continue the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends are expected to be paid on February 16, 2007, May 18, 2007, August 17, 2007, and November 16, 2007, to shareholders of record at February 2, 2007, May 4, 2007, August 3, 2007, and October 31, 2007.

In November 2005, dividends were declared at the rate of $0.50 per share per annum. These dividends were paid on February 10, 2006, May 12, 2006, August 11, 2006, and November 10, 2006, to shareholders of record at January 27, 2006, April 28, 2006, July 28, 2006, and October 31, 2006.

The continued payment of dividends and the amount thereof in the future will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board of Directors may deem relevant.

We did not repurchase any of our equity securities during the fourth quarter of fiscal year 2006 nor issue any securities that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to our proxy statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 31, 2006.

Item 6: Selected Financial Data

The information presented in the following financial position table has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I of this Form 10-K and in “Note 2: Restatement of Financial Statements” in “Notes to Consolidated Financial Statements.” We have not amended our previously filed annual reports on Form 10-K for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2: Restatement of Financial Statements” in “Notes to Consolidated Financial Statements” for more detailed information regarding the restatement of our balance sheet and statement of shareholders equity for the fiscal year ended October 31, 2005, related statements of operations, shareholders’ equity, and cash flows for the year ended October 31, 2004, and the changes to the financial statements for the years ended October 31, 2000, October 31, 2001, October 31, 2002, October 31, 2003, and October 31, 2004.

The following table shows the accounting periods to which the stock compensation, payroll expense, and income tax adjustments relate.

Adjustments to Stock Based Compensation on Consolidated Statement of Operations	Cumulative Effect at October 31, 2004	Fiscal Year 2004	Cumulative Effect at October 31, 2003	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2000
Total adjustments to pre-tax net income (loss)	$(1,654)	$(121)	$(1,533)	$(42)	$—	$(585)	$(906)
Less income tax effects	(533) -----------	(413) -----------	(120) -----------	(120) -----------	— -----------	367 -----------	(367) -----------
Total adjustment to net income (loss)	$(1,121)	$292	$(1,413)	$78	$—	$(952)	$(539)

The following table sets forth selected financial data for the five years ended October 31, 2006. This selected financial data should be read in conjunction with the financial statements and notes thereto and with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report.

(In thousands, except per share data)

	————————— Year Ended October 31, —————————
Summary of Operations:	2006	2005	2004 (Restated)	2003 (Restated)	2002
Revenues from contracts	$161,913	$156,061	$142,836	$95,384	$76,184
Operating expenses:
Contract costs	107,898	102,938	94,727	63,338	49,067
Research and development	19,165	16,125	14,166	7,526	8,798
General and administrative	25,978 ------------	22,167 ------------	16,694 ------------	15,376 ------------	15,160 ------------
Total operating expenses	153,041 ------------	141,230 ------------	125,587 ------------	86,240 ------------	73,025 ------------
Operating income	8,872	14,831	17,249	9,144	3,159
Interest income (expense), net	315 ------------	648 ------------	576 ------------	510 ------------	34 ------------
Income before provision for income taxes	9,187	15,479	17,825	9,654	3,193
Provision (benefit) for income taxes	4,860 ------------	6,235 ------------	5,559 ------------	911 ------------	(728) ------------
Net income	$4,327 =======	$9,244 =======	$12,266 =======	$8,743 =======	$3,921 =======
Cash dividends declared per common share	$0.50	$0.50	$0.50	$0.1875	—
Net income per common share:
Basic	$0.37	$0.81	$1.11	$0.84	$0.40
Diluted	$0.36	$0.79	$1.05	$0.80	$0.39
Number of shares used in calculating net income per common share:
Basic	11,739	11,400	11,042	10,459	9,889
Diluted	11,994	11,759	11,638	10,863	10,061
	————————— Year Ended October 31, —————————
Financial Position at End of Fiscal Year:	2006	2005 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Working capital	$67,188	$63,188	$76,659	$64,640	$50,191
Total assets	136,532	134,621	111,750	89,947	73,824
Long term debt	6,786	8,215	—	—	—
Retained earnings	52,272	53,853	50,327	43,608	36,852
Shareholders’ equity	105,630	98,129	89,563	76,199	64,973
Note: The financial results include the results of DTI in 2005, since its acquisition on July 1, 2005.

The impact of the restatement and a comparison to the amounts originally reported are detailed in the following tables.

(In thousands, except per share data)

	———————————————— Year Ended October 31, ————————————————
	———————— 2004 ————————			———————— 2003 ————————
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Revenues from contracts	$142,836	$—	$142,836	$95,384	$—	$95,384
Operating expenses:
Contract costs	94,705	22	94,727	63,335	3	63,338
Research and development	14,160	6	14,166	7,526	—	7,526
General and administrative	16,601 -----------	93 -----------	16,694 -----------	15,337 -----------	39 -----------	15,376 -----------
Total operating expenses	125,466 -----------	121 -----------	125,587 -----------	86,198 -----------	42 -----------	86,240 -----------
Operating income (loss)	17,370	(121)	17,249	9,186	(42)	9,144
Interest income (expense), net	576 -----------	— -----------	576 -----------	510 -----------	— -----------	510 -----------
Income (loss) before provision (benefit) for income taxes	17,946	(121)	17,825	9,696	(42)	9,654
Provision (benefit) for income taxes	5,972 -----------	(413) -----------	5,559 -----------	1,031 -----------	(120) -----------	911 -----------
Net income (loss)	$11,974 ======	$292 ======	$12,266 ======	$8,665 ======	78 ======	$8,743 ======
Net income per common share:
Basic	$1.08	$0.03	$1.11	$0.83	$0.01	$0.84
Diluted	$1.03	$0.02	$1.05	$0.80	$0.00	$0.80
Number of shares used in calculating net income per common share:
Basic	11,042	—	11,042	10,459	—	10,459
Diluted	11,638	—	11,638	10,863	—	10,863

(In thousands, except per share data)

	———————————————— Year Ended October 31, ————————————————
	———————— 2001 ————————			———————— 2000 ————————
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Revenues from contracts	$73,489	$—	$73,489	$104,595	$—	$104,595
Operating expenses:
Contract costs	52,199	378	52,577	64,000	612	64,612
Research and development	17,122	69	17,191	16,970	91	17,061
General and administrative	20,451	138	20,589	20,055	203	20,258
Restructuring costs	2,689 -----------	— -----------	2,689 -----------	— -----------	— -----------	— -----------
Total operating expenses	92,461 -----------	585 -----------	93,046 -----------	101,025 -----------	906 -----------	101,931 -----------
Operating income (loss)	(18,972)	(585)	(19,557)	3,570	(906)	2,664
Interest income (expense), net	435 -----------	— -----------	435 -----------	1,084 -----------	— -----------	1,084 -----------
Income (loss) before provision (benefit) for income taxes	(18,537)	(585)	(19,122)	4,654	(906)	3,748
Provision (benefit) for income taxes	(6,154) -----------	367 -----------	(5,787) -----------	977 -----------	(367) -----------	610 -----------
Net income (loss)	$(12,383) ======	$(952) ======	$(13,335) ======	$3,677 ======	$(539) ======	$3,138 ======
Net income per common share:
Basic	$(1.31)	$(0.11)	$(1.42)	$0.42	($0.06)	$0.36
Diluted	$(1.31)	$(0.11)	$(1.42)	$0.41	($0.06)	$0.35
Number of shares used in calculating net income per common share:
Basic	9,417	—	9,417	8,802	—	8,802
Diluted	9,417	—	9,417	9,041	—	9,041

Consolidated Selected Balance Sheet Data
(in thousands)

October 31, 2005

	As Reported	Adjustments	Restated
Working capital	63,188	—	63,188
Prepaid and other current assets	5,147	101	5,248
Long-term deferred tax asset	5,821	197	6,018
Total assets	134,323	298	134,621
Accrued payroll and related benefits	14,098	129	14,227
Income taxes payable	633	(28)	605
Long term debt	8,215	—	8,215
Common stock	42,831	1,318	44,149
Retained earnings	54,974	(1,121)	53,853
Shareholders’ equity	97,932	197	98,129

October 31, 2004

	As Reported	Adjustments	Restated
Working capital	76,659	—	76,659
Prepaid and other current assets	4,340	101	4,441
Long-term deferred tax asset	—	197	197
Total assets	111,452	298	111,750
Accrued payroll and related benefits	12,012	129	12,141
Income taxes payable	28	(28)	—
Common stock	37,943	1,318	39,261
Retained earnings	51,448	(1,121)	50,327
Shareholders’ equity	89,366	197	89,563

October 31, 2003

	As Reported	Adjustments	Restated
Working capital	64,659	(19)	64,640
Prepaid and other current assets	3,545	—	3,545
Long-term deferred tax asset	—	—	—
Total assets	89,947	—	89,947
Accrued payroll and related benefits	7,557	39	7,596
Income taxes payable	134	(20)	114
Common stock	31,132	1,394	32,526
Retained earnings	45,021	(1,413)	43,608
Shareholders’ equity	76,218	(19)	76,199

Consolidated Selected Balance Sheet Data (continued)
(in thousands)

October 31, 2002

	As Reported	Adjustments	Restated
Working capital	50,191	—	50,191
Prepaid and other current assets	2,083	—	2,083
Long-term deferred tax asset	—	—	—
Total assets	73,824	—	73,824
Accrued payroll and related benefits	5,205	—	5,205
Income taxes payable	—	—	—
Common stock	26,565	1,491	28,056
Retained earnings	38,343	(1,491)	36,852
Shareholders’ equity	64,973	—	64,973

October 31, 2001

	As Reported	Adjustments	Restated
Working capital	41,207	—	41,207
Prepaid and other current assets	985	—	985
Long-term deferred tax asset	—	—	—
Total assets	66,642	—	66,642
Accrued payroll and related benefits	4,420	—	4,420
Income taxes payable	—	—	—
Common stock	24,895	1,491	26,386
Retained earnings	34,422	(1,491)	32,931
Shareholders’ equity	59,317	—	59,317

October 31, 2000

	As Reported	Adjustments	Restated
Working capital	48,258	—	48,258
Prepaid and other current assets	3,474	—	$3,474
Long-term deferred tax asset	—	367	367
Total assets	85,149	367	85,516
Accrued payroll and related benefits	7,099	—	7,099
Income taxes payable	2,506	—	2,506
Common stock	22,789	906	23,695
Retained earnings	47,968	(539)	47,429
Shareholders’ equity	70,757	367	71,124

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements and Company Findings

Restatement of financial statements. During fiscal year 2006, in connection with our review of our financial results for the fiscal year ended October 31, 2006, we commenced a voluntary internal review of our historic stock option grant practices and procedures and related accounting. We reviewed all of our grants of stock options from the date of our initial public offering in March 1993 to October 31, 2006. As a result of our review, we concluded that we had not properly measured compensation cost for an annual option grant to non-officer employees on November 18, 1999 because the number of shares certain non-officer individual employees were entitled to receive was not determined until after the original measurement date. We also concluded that we used improper measurement dates for certain grants to newly hired non-officer employees because the measurement date utilized predated the actual commencement of employment.

In circumstances in which the prices of our shares at the originally stated grant dates were lower than the prices on the actual measurement dates, we concluded that we should have recognized additional stock-based compensation expense associated with the November 18, 1999 option grant to non-officer employees for fiscal years 2000 and 2001 that was not accounted for in our previously issued financial statements. In addition, we determined we should have recorded immaterial stock compensation expense associated with certain non-officer new hire stock option grants that were granted between fiscal years 2000 and 2004. Therefore, the Audit Committee, after consultation with management, concluded that our previously filed audited financial statements for fiscal years ended October 31, 2000 through October 31,2005, should be restated.

We have determined that the cumulative, pre-tax non-cash stock-based compensation expense resulting from revised measurement dates for options granted between fiscal year 2000 and 2004 was approximately $1,525,000. Accordingly, we recorded stock-based compensation expense of approximately $31,000 for the year ended October 31, 2004 and approximately $1,494,000 for the four years preceding fiscal year 2004, based on the vesting periods of the respective grants. Approximately 98% of the additional compensation charges are related to the November 18, 1999, grant and were recorded in the years ended October 31, 2001 and 2000. In addition, we recorded a cumulative income tax benefit associated with these option grants through the end of fiscal year 2004 of approximately $533,000. The income tax benefit was approximately $413,000 for fiscal year 2004 and approximately $120,000 for the four years preceding fiscal year 2004. We recorded a significant income tax benefit in fiscal year 2004 as compared to the prior years, due to the fact that we reduced our deferred tax asset valuation allowance to zero in fiscal year 2004. This valuation allowance was originally recorded in fiscal year 2001. Due to the timing and nature of these options, there was no impact related to the requirements of Section 409A and 162(m) of the Internal Revenue Code.

The cumulative balance sheet restatement adjustments on our consolidated balance sheet at October 31, 2005 was a decrease in retained earnings of approximately $1,121,000, offset by an increase to additional paid-in capital of approximately $1,318,000, which resulted in a net increase to total shareholder’s equity of approximately $197,000. The cumulative adjustment to our total assets and total liabilities was approximately $298,000 and $101,000, respectively. The adjustments increased basic and diluted net income per common share by approximately $0.03 and $0.02 for fiscal year 2004. The restatement has no impact on our consolidated statement of operations for the fiscal years ended October 31, 2006, and 2005. The restatements also had no impact on our previously reported cash, cash equivalents, and investment balances as of any date.

Judgments and interpretations on restatement values. In calculating the amount of incremental stock-based compensation expense to record, we had to make certain interpretations and assumptions and draw certain conclusions from and regarding the internal review findings. There is the risk that the interpretations and assumptions we made could be disputed by others after the fact or that we did not draw the correct conclusions from the findings. All of these risks are particularly acute where there was incomplete documentation. Where we had incomplete documentation, we considered the guidance provided by the Office of the Chief Accountant of the SEC, pursuant to a letter dated September 19, 2006 (the Chief Accountant’s letter). Specifically, we used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.

To determine the correct measurement dates under applicable accounting principles for these options, we followed the guidance in Accounting Principles Board Opinion No. 25 (APB No. 25), which deems the “measurement date” as the first date on which all of the following are known: 1) the number of options that an individual employee is entitled to receive and 2) the option’s exercise price. In instances where we determined we could not rely on the original grant date for an option, we determined corrected measurement dates based on our ability to establish or confirm, whether through other documentation, consistent or established Company practice or processes, or other credible information that all requirements for the proper granting of the option had been satisfied under applicable accounting principles.

In addition to the restatement described above, our consolidated financial statements included in this Form 10-K reflect adjustments to our financial information previously reported in our press release, dated December 18, 2006, for the quarter and fiscal year ended October 31, 2006, reflecting revisions made as a result of this review to our balance sheet information previously reported in the press release. Please refer to “Note 2: Restatement of Financial Statements” in “Notes to the Financial Statements” for more detailed information regarding the restatement of our balance sheet and statement of shareholders’ equity for the fiscal year ended October 31, 2005, statements of operations, shareholders’ equity, and cash flows for the year ended October 31, 2004, and the changes to the financial statements for the years ended October 31, 2000, October 31, 2001, October 31, 2002, October 31, 2003, and October 31, 2004.

We further found that the practices resulting in these additional charges were changed prior to the fiscal year ended October 31, 2005, and accordingly, did not result in any remedial measures being required. Based on our review, our Audit Committee concluded that it continued to have confidence in the ability of our management to serve in their positions competently and with integrity, and did not find any evidence of fraud or intentional wrongdoing on the part of any member of management.

The following discussion contains forward-looking statements that involve risks and uncertainties, as discussed in the introduction to “Item 1: Business.” Actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A: Risk Factors.”

Overview

Applied Signal Technology, Inc., (AST) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and naturally occurring signals. The processing of man-made signals includes communications intelligence (COMINT) and electronic intelligence (ELINT). The processing of natural signatures includes the use of sonar, radar, magnetic and chemical sensors to detect changes in the environmental phenomenology. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

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

Sensor signal provides observes changes in physical phenomena that can provide an indication of activities of concern to global security. Examples of these phenomena are detection of chemicals that might be used for explosive devices or the detection of sub-terrain ferrous materials that might indicate an underground facility for weapon manufacturing. Our sensor processing equipment provides automatic detection of physical abnormalities in both marine and terrestrial environments.

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

We continue to focus our operations on assuring program performance, meeting staffing requirements, maintaining a competitive cost structure, and diversifying our marketplace. Our customers continue to come to us with new requirements for ISR solutions, weighted heavily toward new developments. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue in fiscal year 2007.

On July 1, 2005, we acquired DTI, a provider of advanced sensor signal processing solutions for space-based, airborne, terrestrial, and undersea sensor technologies. In accordance with Statement of Financial Accounting Standard (SFAS) 141, Business Combinations, the acquisition was accounted for as a purchase transaction, and we have included in our results of operations the results of DTI subsequent to the acquisition date.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be critical accounting policies. See “Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies,” included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs), including overhead, research and development, and general and administrative expenses. Stock compensation expense recognized in fiscal year 2006 is generally not reimbursable under these contracts. We do not apply indirect costs to subcontract costs that are in excess of $250,000 and that meet certain other predetermined criteria. We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

Our policy for recognizing interim fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned, on a contract-by-contract basis. Management bases its assessments on numerous factors, including contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned. Historically, management’s estimates have generally been consistent with actual fees awarded. However, changes in facts and circumstances could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which the changes occur.

Some of our contracts are performed under time-and-materials contracts on a level-of-effort basis. We recognize revenue for these contracts by applying a negotiated billing rate to the level-of-effort.

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations as they are incurred (incurred costs). Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated total costs to complete.

When all of the terms of a contract have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable. On fixed-price contracts, we bear any unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, and these costs could have a materially adverse effect on our results of operations and financial condition. On cost-reimbursement contracts, we may bear unexpected cost increases for purposes of maintaining customer relationships. Historically, the effect on operating results and financial condition from cost-reimbursement losses has been minimal.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending October 31, 2006 and October 31, 2005 were approximately $5,667,000 and $1,046,000 respectively. We anticipate that at least $3.9 million of these pre-contract costs will be recognized as revenue during the first quarter of fiscal year 2007 due to the fact that we received additional funding during the first quarter of fiscal year 2007. Included in precontract costs is approximately $569,000 associated with an individual contract for which we filed a formal claim against the U.S. Government. This is a formal request for reimbursement for work performed on this contract. Even though we believe we will ultimately prevail on this claim, there can be no assurance that this will happen. In the event we are unsuccessful, operating income will decline by approximately $569,000.

Indirect rate variance adjustment to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. We remove timing-related indirect spending variances from contract costs, research and development, and general and administrative expenses, and we include them in inventory as part of work in process during these interim reporting periods. We review these rates regularly, and record adjustments for any material, permanent variances in the period they become determinable. We believe that this estimate is the preferred practice used within our industry. At year-end, we adjust the revenues and costs for actual indirect rates.

Our accounting policy for recording the indirect rate variance is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by expected contract activities during the remainder of the year. We consider the rate variance to be unfavorable when our actual indirect rates are greater than our annual targeted rates. In contrast, a favorable rate variance occurs when our actual indirect rates are lower than our annual targeted rates. During interim reporting periods, we record unfavorable rate variances as reductions to operating expenses and increases to work in process inventory. We record favorable rate variances as increases to operating expenses and decreases to work in process inventory.

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

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease inventory. Fee percentages on fixed-price and cost-reimbursement contracts will generally decline as a result of any increase to indirect costs. If our rate variance is favorable, the modification of our billing rates will decrease revenue and operating expenses, and increase inventory. In this event, fee percentages on fixed-price contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, because programs will typically expend all of the funds available. Any impact on operating income, however, depends on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At the end of fiscal year 2006, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers, which increased revenues by approximately $3,387,000 and operating expenses by approximately $5,725,000.

At the end of fiscal year 2005, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers, which increased revenues by approximately $3,949,000 and operating expenses by approximately $4,935,000.

At the end of fiscal year 2004, we absorbed a favorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers, which reduced revenues by approximately $1,578,000 and operating expenses by approximately $510,000.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate and any discrete items that occur during any interim period. We calculate this estimated tax rate based on the projected net income at the end of the fiscal year, and review it at each reporting period. At the end of the fiscal year, we adjust income tax expense for actual results. Our effective tax rate can differ from the statutory rate primarily due to the tax impact associated with stock-based compensation expense for our employee stock purchase plan and stock option plans. In addition, our effective tax rate can be greater than the statutory rate due to the non-tax-deductible nature of certain type of stock-based compensation expense. Please refer to “Notes to Consolidated Financial Statements, Note 9: Income Taxes” for the current year effective tax rate.

Allowance for bad debt. Since the majority of our revenues are generated from the United States Government, its agencies, or prime contractors for the United States Government, we regard the credit risk of our business to be minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off. Charges to bad debt expense were not significant during fiscal years 2006, 2005 and 2004.

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the United States Government. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our equipment, which includes raw materials. Historically, we have sold our inventory at full cost so there is limited decrement in valuation. If we determine that a product has reached the end of its life cycle or there is no longer a need for certain equipment, we dispose of the remaining inventory. Historically, we dispose inventory at approximately the same time that the reduction to inventory is recorded and we do not hold inventory reserves.

The charges associated with disposed work in process and finished goods are included in contract costs in our statement of operations. Disposed raw material represents a minor amount and is included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D.

We disposed of approximately $237,000 and $422,000 of inventory during fiscal years 2006 and 2005, respectively. The disposed items included units in various stages of completion.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2006, 2005, or 2004, although in fiscal year 2005, we did settle an outstanding contract dispute relating to older contracts with the United States Government for approximately $500,000. This settlement did not result in a negative impact to our fiscal year 2005 earnings because the amount paid by us in settlement was fully reserved in prior years.

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

We compare the fair value of the reporting unit with the carrying amount of the reporting unit. We consider AST to be one reporting unit. For further information, see “Notes to Consolidated Financial Statements, Note 10: Segment Reporting.” To perform the goodwill impairment test, we determine the fair value of our reporting unit and compare the fair value to the reporting unit’s carrying value. Because the company consists of a single reporting unit, we compare the fair value of the company to the total net asset value on our books. If the reporting unit’s carrying value were to exceed its fair value, we would perform the second step of the impairment test. In the second step, we would compare the implied value of the reporting unit’s goodwill to its carrying value of goodwill. If no impairment exists under step one, then step two is not necessary.

Based on our analysis, we concluded no impairment existed at October 31, 2006.

Long-lived asset valuation (property, plant and equipment, and intangible assets). We will test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset, significant adverse changes in the business climate or legal considerations, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

We assess recoverability based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. We recognize an impairment loss when the carrying amount is not recoverable and exceeds the fair value.

No indicators of impairment existed at October 31, 2006.

Share-based payment. We adopted SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), effective November 1, 2005. Applying this complex standard to value equity-based compensation requires us to use significant judgment and to make estimates, particularly for the assumptions used in the Black-Scholes valuation model, such as stock price volatility and expected option lives, as well as for the expected option forfeiture rates.

We elected to use the modified prospective transition method as permitted by SFAS 123R, and therefore have not restated our financial results for prior periods. Under this transition method, the provisions of SFAS 123R apply to all awards granted or modified under our stock option plans and shares purchased under our Employee Stock Purchase Plan (ESPP) after the date of adoption. In addition, we will recognize the previously unrecognized expense of awards not yet vested at the date of adoption in net income in the periods after the date of adoption by using the same valuation method and assumptions that we determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, stock-based compensation expense for fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of November 1, 2005, based on the grant-date fair value previously estimated, using the Black-Scholes valuation model, in accordance with the original provisions of SFAS 123. For all stock-based compensation awards granted subsequent to November 1, 2005, the expense was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize the stock compensation expense over the requisite service period of the award, which generally equals the vesting period of each grant.

Assumptions used in the Black-Scholes model are the expected stock price volatility over the expected life of the awards, the projected employee stock option’s life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock awards. Historical volatility, market-based implied volatility, or a combination of both will be considered when projecting the expected stock price volatility for both stock options and purchases under our ESPP. For fiscal year 2006, we determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. For stock options granted in fiscal year 2006, we are using a six-year expected life for executives and five years for employees. We estimated the expected life of the options based on historical observations of our stock, considering the average years of options actually exercised, vested and cancelled options, and outstanding and exercisable options. Due to our executives having additional restrictions on when they can trade their stock options, we believe they will likely hold their options for a longer period. At least once a year, we will assess the exercise behavior and determine if our current expected life assumptions need to change. The expected life used for our ESPP is based on the six-month purchase periods within each twenty-four-month offering period. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date.The expected dividend yield for both stock options and purchases under the ESPP is calculated by taking the total expected annual dividend payout divided by the average stock price per share.

Operating Results—Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, our backlog.

	——— Year Ended October 31, ———
	2006	2005	2004 (Restated)
Revenues from contracts	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	66.6%	66.0%	66.3%
Research and development	11.8%	10.3%	9.9%
General and administrative	16.1% -----------	14.2% -----------	11.7% -----------
Total operating expenses	94.5% -----------	90.5% -----------	87.9% -----------
Operating income	5.5%	9.5%	12.1%
Interest income (expense), net	0.2% -----------	0.4% -----------	0.4% -----------
Income before provision (benefit) for income taxes	5.7%	9.9%	12.5%
Provision (benefit) for income taxes	3.0% -----------	4.0% -----------	3.9% -----------
Net income	2.7% =======	5.9% =======	8.6% =======

Backlog (thousands of dollars)	$104,952	$140,193	$143,369

Results

Revenues for fiscal year 2006 were $161,913,000, up 3.7% from revenues of $156,061,000 recorded during fiscal year 2005. In fiscal year 2006, new orders declined 2.5% and ending backlog declined 25.1% compared to fiscal year 2005.

Operating income for fiscal year 2006 was $8,872,000 compared to operating income of $14,831,000 recorded during fiscal year 2005. Operating income was lower for fiscal year 2006 when compared to fiscal year 2005 primarily due to the impact of our stock-based compensation expense. In addition, our expenditures for R&D, marketing, and proposal efforts increased.

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

Twelve Months Ended October 31, 2006
Contract costs	$2,493
Research and development	229
General and administrative	1,561 -----------
Stock-based compensation expense before income taxes	4,283
Income taxes	(804) -----------
Stock-based compensation expense after income taxes	$3,479

As a result of adopting SFAS 123R, our income before income taxes and net income for fiscal year 2006 were reduced by the amounts noted in the table above. In addition, basic and diluted net income per share were reduced by approximately $0.30 and $0.29 per share, respectively. Please refer to “Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for further information.

Net income for fiscal year 2006 was $4,327,000, or $0.36 per diluted share, compared to net income of $9,244,000, or $0.79 per diluted share, for fiscal year 2005. Our tax rates for fiscal years 2006 and 2005 were approximately 53% and 40%, respectively. Our effective tax rate in fiscal year 2006 was significantly higher than fiscal year 2005 primarily due to the impact of the portion of stock-based compensation expense that is not tax-deductible.

In fiscal year 2005, revenues increased 9%, new orders declined 37%, and ending backlog declined 2% compared to fiscal year 2004. We completed the acquisition of Dynamics Technology, Inc. (DTI) on July 1, 2005. This acquisition increased our revenue for the remaining four months of fiscal year 2005 by approximately $8.1 million. The decline in net income in fiscal year 2005 was driven by the decline in our operating income. Operating income was lower in fiscal year 2005 compared to fiscal year 2004 due to higher program fees earned in fiscal year 2004; a shift in favor of engineering development contracts that do not return as high a profit margin as our production contracts; the estimated impact of absorbing approximately $986,000 (approximately $750,000 of this amount was recorded in the third quarter of fiscal year 2005) of the company’s unfavorable fiscal year 2005 indirect rate variance that was created, in part, as a result of approximately $2.2 million of costs associated with the internal control requirements of the Sarbanes-Oxley Act; and the amortization expense of approximately $265,000 related to the intangibles recorded as a result of the acquisition of Dynamics Technology, Inc.

Revenues

Revenues were approximately $161,913,000, $156,061,000, and $142,836,000 for fiscal years 2006, 2005, and 2004, respectively. Revenues increased by 3.7% during fiscal year 2006 over fiscal year 2005 and increased by 9.3% during fiscal year 2005 over fiscal year 2004. The primary reason for the continued increase in revenues in recent years is an increase in engineering development efforts designed to provide a variety of global security solutions to the United States Government. These solutions have helped to support the United States Government’s global security counterterrorism efforts. The increase in revenues during fiscal year 2006 is primarily the result of the full-year impact of the new business areas entered into during the third quarter of fiscal year 2005.

In fiscal year 2005, revenues increased due to an overall increase in our business, including the acquisition of DTI. In addition, we increased our indirect rates during the fourth quarter of fiscal year 2005, as a result of absorbing the indirect rate variance.

The following table identifies the source of our revenues (as a percentage of total revenues) for fiscal years 2006, 2005, and 2004 by customer type.

	FY06	FY05	FY04
Intelligence agencies	74%	72%	80%
Military	23%	23%	17%
Foreign	1%	2%	2%
Commercial	2% ----------	3% ----------	1% ----------
	100% ======	100% ======	100% ======

Within the customer types, contracts with two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from all contracts with each significant customer.

	FY06	FY05	FY04
First intelligence agency	24%	28%	26%
Second intelligence agency	46%	44%	54%
One branch of the military	17% ----------	21% ----------	15% ----------
	87% ======	93% ======	95% ======

Revenues from the United States Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY06	FY05	FY04
Direct purchases	60%	67%	63%
Subcontracts	37% ----------	28% ----------	34% ----------
	97% ======	95% ======	97% ======

Our contracts can be either fixed-price contracts, where we agree to deliver equipment for a fixed price and assume the risk of cost overruns, or cost-reimbursement, where we are reimbursed for our direct and indirect costs and paid a negotiated profit, or time-and-materials contracts where we recognize revenue for these contracts by applying a negotiated billing rate to the level-of-effort. Cost-reimbursement and contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type. These contracts are all cost-reimbursement contracts. The following table represents our revenue concentration (as a percentage of total revenues) during the respective periods by contract type:

	FY06	FY05	FY04
Cost-reimbursement contracts	79%	76%	71%
Fixed-price contracts	17%	21%	26%
Time-and-materials contracts	4% ----------	3% ----------	3% ----------
	100% ======	100% ======	100% ======

Four contracts represented an aggregate of 42.1% of revenues for fiscal year 2006. Four contracts represented an aggregate of 29.4% of revenues for fiscal year 2005, and three contracts represented an aggregate of 28.4% of revenues for fiscal year 2004. All of these contracts are cost-reimbursement contracts.

New Orders and Backlog

We received new orders of approximately $124,481,000, $127,663,000, and $202,080,000 during fiscal years 2006, 2005, and 2004, respectively. The decline in new orders during fiscal year 2006 is due to the decline in product orders. In addition, our new orders for fiscal year 2006 were lower than anticipated levels due to the fact that negotiations of an indefinite delivery/indefinite quantity (IDIQ) type contract with one of our government agency customers was not awarded until the first quarter of fiscal year 2007. New orders for fiscal year 2005 included a reduction of approximately $12 million because the company completed negotiations of a stop-work order related to a portion of its largest contract. We estimate that our opportunity to generate revenues from this contract was reduced by approximately $3 to $4 million in fiscal year 2004, by approximately $6 to $7 million in fiscal year 2005, with the balance in fiscal year 2006. Fiscal year 2004 orders were significantly higher than fiscal year 2005 orders due to an increase in orders in connection with our largest contract occurring in fiscal year 2004.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At the end of fiscal year 2006, ending backlog was approximately $104,952,000. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. The fiscal year 2006 backlog represents a 25.1% decrease to the backlog of $140,193,000 at the end of fiscal year 2005. During the fourth quarter of fiscal year 2005, we conformed the treatment regarding approximately $15 million of acquired, unfunded DTI contracts and, as a result, added this amount to our backlog in accordance with our standard policy. The fiscal year 2005 backlog represented a 2.2% decrease to fiscal year 2004.

Contract Costs

Contract costs consist of direct costs incurred in the performance of contracts, including labor, materials, and overhead costs. Contract costs were approximately $107,898,000, or 66.6%, of revenues in fiscal year 2006, compared to approximately $102,938,000, or 66.0%, of revenues in fiscal year 2005, and approximately $94,727,000, or 66.3%, of revenues in fiscal year 2004. Contract costs increased as a percentage of revenues during fiscal year 2006 primarily due to the impact of SFAS 123R on reported expenses. The impact of the stock compensation expense was partially offset by a reduction of our subcontract costs. Contract costs increased in absolute dollars during fiscal year 2006 compared to fiscal year 2005 due to the increase in revenues as well as the impact of SFAS 123R on reported expenses. The increase in our contract costs, in absolute dollars, in fiscal year 2005 compared to fiscal year 2004 was consistent with our revenue growth for those fiscal years. As a percentage of revenues, contract costs fluctuated at insignificant rates between fiscal years 2004 and 2005.

Research and Development Expenses

Company-directed investment in research and development consists of expenditures recoverable from customers through billing rates and expenditures funded by us from operations. Research and development expenses were approximately $19,165,000, or 11.8%, of revenues in fiscal year 2006 compared to approximately $16,125,000, or 10.3%, of revenues in fiscal year 2005 and approximately $14,166,000, or 9.9%, of revenues in fiscal year 2004. R&D expenses were higher in absolute dollars and as percentage of revenues during fiscal year 2006 as a result of increased support for new and existing R&D projects and a delay in anticipated orders. R&D expenses grew in absolute dollars and as a percentage of revenues in fiscal year 2005 compared to fiscal year 2004 due to management’s decision to return R&D spending as a percentage of projected revenues to levels comparable to our long-term business model.

General and Administrative Expenses

General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs related to product warranties, and other administrative costs. General and administrative expenses were approximately $25,978,000, or 16.1%, of revenues in fiscal year 2006 compared to approximately $22,167,000, or 14.2%, of revenues in fiscal year 2005 and approximately $16,694,000, or 11.7%, of revenues in fiscal year 2004. General and administrative expenses increased in absolute dollars and as a percentage of revenues during fiscal year 2006 as a result of the impact of SFAS 123R on reported expenses,an increase in marketing and proposal expenditures, the full year impact of personnel added during fiscal year 2005 to support business growth, and. In fiscal year 2005, general and administrative expenses increased due to costs associated with the internal control requirements of the Sarbanes-Oxley Act of approximately $2.2 million, additional staff needed to support our revenue growth, and approximately $265,000 of amortization expense related to intangible assets associated with the acquisition of DTI.

Interest Income and Other, Net

Interest income and other, net for fiscal year 2006 was approximately $1,024,000 compared to approximately $1,027,000 and $752,000 of interest income in fiscal years 2005 and 2004, respectively. Interest income decreased slightly in fiscal year 2006 due to lower investment balances at the beginning of fiscal year 2006 when compared to the beginning of fiscal year 2005, which was partially offset by improved performance of our investment portfolio. Fiscal year 2005 included an increase of interest income of approximately $275,000 over fiscal year 2004 due to the increase of cash and investment balances over the first nine months of fiscal year 2005.

Interest Expense

Interest expense for fiscal year 2006 was approximately $709,000 compared to approximately $379,000 and $176,000 of interest expense in fiscal years 2005 and 2004, respectively. Interest expense increased in fiscal years 2006 and 2005 primarily due to interest payments and accruals related to our $10 million Term Loan entered into in connection with our acquisition of DTI during the third quarter of fiscal year 2005.

Provision for Income Taxes

Our provision for income taxes for fiscal years 2006, 2005, and 2004 resulted in income tax expense of approximately $4,860,000, $6,235,000, and $5,559,000, respectively. The effective tax rate for fiscal years 2006, 2005, and 2004 were approximately 53%, 40%, and 31%, respectively. The increase in our tax rate from fiscal year 2005 to fiscal year 2006 was primarily related to the tax impact of stock-based compensation expense for our employee stock purchase plan and stock option plans. The increase in our tax rate from fiscal year 2004 to fiscal year 2005 was primarily related to the increase in our state effective tax rate.

As a result of our acquisition of DTI, we incorporated DTI’s net deferred tax assets of approximately $4.3 million, which are related to DTI’s net operating loss (NOL). The DTI NOL carried forward is limited each year as to its utilization against our taxable income pursuant to Section 382 of the Internal Revenue Code. However, while there is a yearly limitation on utilization of the NOL, there is no reduction in the total amount of the NOL that may be recognized and eventually utilized in the carry forward years. The NOL acquired as of July 1, 2005, was generated as a result of the compensation expense incurred due to the acceleration of unvested common stock options by DTI immediately prior to the acquisition. We later determined that the DTI NOL available from the date of acquisition was less than originally recorded. As a result, we reversed approximately $239,000 of NOL deferred tax assets by increasing our goodwill in fiscal year 2006. The DTI NOL available as of October 31, 2006, is approximately $9.3 million, $6.0 million, and $9.3 million for federal, California, and Virginia state purposes, respectively. The federal and state NOL acquired from DTI may be carried forward up to fiscal year 2025 to offset future taxable income. As of October 31, 2006, management has determined that our deferred tax assets are “more likely than not” to be realized in future periods and, therefore, we have not provided a valuation allowance on the deferred tax asset. The future use of the net deferred tax asset will not result in effective tax rate benefits because the asset has been accounted for in the purchase of DTI.

In addition, we acquired income tax receivables from DTI due to a carryback of DTI net operating losses of approximately $2 million against previously taxed DTI income. At October 31 2006, this balance was approximately $647,000.

In fiscal year 2004, we reversed our valuation allowance on our deferred tax assets. The valuation allowance was originally recorded in fiscal year 2001. During the second quarter of fiscal year 2004, we concluded, based on our evaluation of all the criteria outlined in the applicable accounting literature, that our deferred tax assets were more likely than not to be realized. Therefore, the remainder of our valuation allowance was reversed in that period.

In addition, we have recorded an income tax benefit to our fiscal year 2004 income tax expense of approximately $413,000, and increased our cumulative deferred tax asset balance by approximately $243,000 in connection with our restatement of the fiscal year 2004 income statement. Please see “Notes to Consolidated Financial Statements, Note 2: Restatement of Financial Statements and Note 9: Income Taxes.”

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during fiscal year 2006 were the cash flows generated from operations and the issuance of common stock through our employee stock purchase plans.

Cash by operating activities. Net cash from operating activities has fluctuated significantly from year to year. Net cash provided by operating activities was approximately $10,787,000, $13,603,000, and $7,632,000 in fiscal years 2006, 2005, and 2004, respectively. The year-to-year variances are primarily the result of changes in net income, accounts receivable, inventories held by us, contract risk activity, and accounts payable and accrued liabilities.

Net income for fiscal year 2006 was approximately $4,327,000, a decrease of $4,917,000 from fiscal year 2005 that was due, primarily, to the impact of our stock-based compensation expense of approximately $4,283,000. While the stock-based compensation expense materially impacted net income, it had no impact on operating cash. The decrease in net income during fiscal year 2005 compared to fiscal year 2004 was due to the decrease in operating income in fiscal year 2005 as well as an increase in income tax expense.

Accounts receivable balances decreased by approximately $7,887,000 during fiscal year 2006, and increased by approximately $2,272,000 and $17,206,000 during fiscal years 2005 and 2004, respectively. The decrease of accounts receivable balances in fiscal year 2006 was primarily the result of increased collection activities during fiscal year 2006 as compared to the revenues generated during fiscal year 2006. In fiscal years 2005 and 2004, increased revenues caused the accounts receivable balances to increase. The difference in activity between fiscal years 2005 and 2004 was due to a smaller increase in revenues during fiscal year 2005 than in 2004.

Inventories, prepaid expenses, and other current assets increased by approximately $7,867,000 and $850,000 in fiscal years 2006 and 2005, respectively, and decreased by approximately $587,000 in fiscal year 2004. The leading factor for the increase in fiscal year 2006 was the increase in precontract costs of approximately $4,621,000, which was due to the timing of our contract activities in fiscal year 2006. Prepaid income taxes increased in fiscal year 2006 by approximately $1,690,000 and prepaid expenses increased approximately $666,000. In addition, 2006 inventory balances increased by approximately $809,000. The increase in fiscal year 2005 is primarily due to the increase in precontract costs of approximately $1,023,000. In fiscal year 2004, inventory balances decreased by approximately $1,503,000, offset by an increase in prepaid balances of approximately $916,000. The primary reason for the decrease in inventory balances in fiscal year 2004 is the result of writing off approximately $1,983,000 of obsolete products.

Accounts payable and accrued liabilities balances decreased in fiscal year 2006 by approximately $4,151,000, and increased in fiscal years 2005 and 2004 by approximately $2,951,000 and $7,710,000, respectively. The primary reason for the decline in fiscal year 2006 was the decrease in accounts payable of approximately $3,308,000 due to the overall decrease in our subcontract costs in fiscal year 2006. In addition, income taxes payable decreased by approximately $605,000 and accrued payroll balances decreased by approximately $383,000.

Fiscal year 2005 accrued payroll liabilities increased by approximately $1,151,000 due, primarily, to the increase in staffing, offset by a lower bonus accrual in fiscal year 2005 as compared to fiscal year 2004. Accrued bonus expense at the end of fiscal year 2004 was approximately $4,070,000, which was paid during the first quarter of fiscal year 2005. Fiscal year 2005 accrued bonus was approximately $2,851,000, and was paid during the first quarter of fiscal year 2006. Other accrued liabilities decreased by approximately $843,000 in fiscal year 2005 primarily due to the payment of $500,000 to the United States Government in settlement of a contract dispute over certain older contracts.

Cash from investing activities. Net cash used in investing activities during fiscal years 2006, 2005 and 2004, was approximately $22,890,000, $14,135,000, and $2,261,000, respectively.

Our fiscal year 2006 proceeds from the sale of securities classified as short-term investments were mostly invested in tax exempt securities that were shorter in duration. Property and equipment purchases were approximately $5,037,000, which included approximately $3,008,000 in equipment purchases and approximately $1,804,000 in leasehold improvements, primarily to support the new facility in Annapolis Junction, Maryland and to improve the existing facilities in Sunnyvale, California and Arlington, Virginia.

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

In fiscal year 2004, we received proceeds of approximately $49,585,000 from our available-for-sale securities, which was partially offset by purchases of available-for-sale securities of approximately $47,543,000. During the third quarter of fiscal year 2004, we adopted an investment policy with a shorter average maturity date for our investment securities, resulting in the sale of longer-term securities, and the purchase of shorter-term securities and cash equivalents. In addition, investing activities for fiscal year 2004 included property and equipment purchases of approximately $4,303,000.

Cash from financing activities. Net cash used in financing activities during fiscal year 2006 was approximately $2,623,000. Financing activities provided cash of approximately $8,225,000 and $484,000 during fiscal years 2005 and 2004, respectively.

The source of cash for fiscal year 2006 was from the purchase of common stock under our stock option and employee stock purchase plans. The sources of cash from financing activities during fiscal year 2005 were the $10 million Term Loan from Wells Fargo and the purchase of common stock under our stock option and employee stock purchase plans. The source of cash from financing activities during fiscal year 2004 was from the purchase of common stock under our stock option and employee stock purchase plans.

The primary fluctuations in financing activities were a result of the $10 million Term Loan. We obtained the loan from Wells Fargo Bank during the third quarter of fiscal year 2005 in connection with the acquisition of DTI. The receipt of loan proceeds was offset by loan payments of approximately $357,000 in fiscal year 2005. We made loan payments of approximately $1,429,000 during fiscal year 2006.

The plan for dividend payments in fiscal year 2006 was the same as for fiscal years 2005 and 2004, at $0.50 per share per annum. Dividend payments were approximately $5,858,000, $5,678,000, and $4,818,000 in fiscal years 2006, 2005, and 2004, respectively. The year-over-year increases are due to our increases in common stock outstanding resulting from the purchases of common stock under our stock compensation plans.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. We believe the primary risk to liquidity is the potential decrease in demand for our products and services. Historically, this demand has been influenced by the needs of the United States Government intelligence community.

We believe that the funds generated from operations, existing working capital, and the amount available under our existing line of credit will be sufficient to meet our cash needs for the next twelve months.

Borrowing Arrangements

Revolving line of credit. At October 31, 2006 we had a revolving line of credit (the Line of Credit) under which Wells Fargo Bank, National Association (the Bank) will advance funds to us from time to time up to and including March 1, 2007, not to exceed at any time the maximum principal amount of $3 million. Under the Line of Credit, we had three standby letters of credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, had an outstanding balance of approximately $1,220,000 at October 31, 2006, and October 31, 2005. The second letter of credit was a requirement of our workers compensation insurance, and the outstanding balance was approximately $150,000 at October 31, 2006, and October 31, 2005. The third letter of credit, obtained in May 2005 as a requirement of one of our customers, had an outstanding balance of approximately $380,000 at October 31, 2006, and October 31, 2005.

Borrowings under the Line of Credit bear interest at the bank’s reference rate (8.25% at October 31, 2006) and interest on those borrowings are payable monthly. No fees are associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo Bank, National Association (the Bank), in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.32% at October 31, 2006). Our Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

The loan terms require us to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2006, we were in compliance with each of these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of an interest rate swap agreement with the Bank, designated as a cash flow hedge. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap is considered a cash flow hedge and is governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133.

At October 31, 2006, we had one interest rate swap agreement outstanding, with the Bank, designated as a cash flow hedge under SFAS 133 related to the Company’s Term Loan. We do not anticipate any losses on the agreement due to counterparty credit issues. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2006, the effective portion of the cash flow hedge was a deferred gain of approximately $118,000. Over the next twelve months, we expect to reclassify approximately $58,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, would impacts earnings if it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2006.

Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2006 (in thousands).

	——————————— Payments due by period ———————————
Fiscal Year	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$42,935	$6,814	$13,185	$12,306	$10,630
Loan obligations	8,215	1,429	2,857	2,857	1,072
Purchase obligations	7,339 ----------	6,843 ----------	496 ----------	— ----------	— ----------
Total	$58,489 ======	$15,086 ======	$16,538 ======	$15,163 ======	$11,702 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the second quarter of fiscal year 2006, we entered into two new facility lease agreements. One lease is for our office in Maryland and the other is for our new location in Florida. These obligations are included in the table above.

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $279,000, $263,000, and $195,000 for fiscal years 2006, 2005, and 2004, respectively.

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

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations, or cash flows.

On January 28, 2006, we adopted the FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FAS 115-1 and FAS124-1). FAS 115-1 and FAS 124-1 were issued on November 3, 2005, and nullified certain provisions of EITF No. 03-01 related to evaluating an other-than-temporary impairment and clarified the accounting policies set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS 115-1 and FAS 124-1 did not have a material effect on our financial statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not believe adoption of SFAS 155 will have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes and utilizes a two-step approach. The first step is to determine whether it is more likely than not that a tax position accounted for under SFAS 109 will be sustained upon examination, with the presumption that the position will be examined. The second step is to measure the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions are effective for us for our fiscal year beginning November 1, 2007. We are evaluating the impact this interpretation will have on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. The statement will be effective for our fiscal year beginning November 1, 2008. We are evaluating the impact adopting SFAS 157 will have on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for our fiscal year beginning November 1, 2006. We do not believe that the application of this guidance will have a material effect on our financial position, results of operations, or cash flows.

Quarterly Results

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters ending October 31, 2006. In the opinion of management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. There was no impact to the quarterly income statements for fiscal years 2005 and 2006 as a result of the restatement adjustments. The impact to the quarterly balance sheets for these years was not material. Please see “Note 2: Restatement of Financial Statements” in “Notes to the Financial Statements” for further details. All data is in thousands except for common share and per common share data.

	——————————— 2005 ———————————					——————————— 2006 ———————————
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Revenues from contracts	$30,110	$32,053	$36,283	$57,615	$156,061	$33,553	$43,525	$39,450	$45,385	$161,913
Operating expenses:
Contract costs	19,839	20,646	24,941	37,512	102,938	22,068	29,253	27,258	29,319	107,898
Research and development	3,177	3,139	3,295	6,514	16,125	3,589	4,698	3,986	6,892	19,165
General and administrative	3,822 ----------	4,541 ----------	5,295 ----------	8,509 ----------	22,167 ----------	5,370 ----------	6,834 ----------	6,429 ----------	7,345 ----------	25,978 ----------
Total operating expenses	26,838 ----------	28,326 ----------	33,531 ----------	52,535 ----------	141,230 ----------	31,027 ----------	40,785 ----------	37,673 ----------	43,556 ----------	153,041 ----------
Operating income	3,272	3,727	2,752	5,080	14,831	2,526	2,740	1,777	1,829	8,872
Interest income (expense), net	163 ----------	217 ----------	248 ----------	20 ----------	648 ----------	22 ----------	49 ----------	107 ----------	137 ----------	315 ----------
Income before provision (benefit) for income taxes	3,435	3,944	3,000	5,100	15,479	2,548	2,789	1,884	1,966	9,187
Provision (benefit) for income taxes	1,408 ----------	1,617 ----------	1,216 ----------	1,994 ----------	6,235 ----------	1,236 ----------	1,266 ----------	960 ----------	1,398 ----------	4,860 ----------
Net income	$2,027 ======	$2,327 ======	$1,784 ======	$3,106 ======	$9,244 ======	$1,312 ======	$1,523 ======	$924 ======	$568 ======	$4,327 ======
Net income, per common share
Basic	$0.18	$0.20	$0.16	$0.27	$0.81	$0.11	$0.13	$0.08	$0.05	$0.37
Diluted	$0.17	$0.20	$0.15	$0.26	$0.79	$0.11	$0.13	$0.08	$0.05	$0.36
Number of shares used in calculating net income per common share
Basic	11,293	11,364	11,434	11,505	11,400	11,617	11,712	11,784	11,848	11,739
Diluted	11,863	11,770	11,699	11,786	11,759	11,919	12,012	12,019	12,040	11,994

At times, we have experienced fluctuations in our quarterly results. Management believes that these fluctuations are an inherent part of the business and could continue into the future. These have included costs associated with uneven flows of incoming material, the level of research and development spending during any given quarter, the use of target indirect rates at interim reporting periods, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the United States Government contracting and budget cycles, the timing of contract awards, changes in estimates that impact our effective tax rate, and, in fiscal year 2005, the acquisition of DTI.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. The average days to maturity of our investment portfolio is 52 days. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of October 31, 2006, our total cash and investments balance that was sensitive to interest rate risk was approximately $32,647,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $44,000.

The following table summarizes our cash and cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands):

	2006	2005
Cash and cash equivalents	$4,194	$18,920
Short-term, available-for-sale securities:
Tax-exempt securities	25,651	—
Corporate securities	—	4,017
Government securities	—	6,598
Long-term, available-for-sale securities:
Tax-exempt securities	2,802 ----------	— ----------
	$32,647 ======	$29,535 ======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, National Association (the Bank), the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (5.32% at October 31, 2006).

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

Coincident with the Term Loan transaction, we also entered into an interest rate swap agreement with the Bank whereby we pay interest to the Bank at a fixed rate of 4.33% and the Bank pays interest to us at a floating rate tied to the LIBOR index. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation, which is locked in at 6.08%.

Item 8: Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Applied Signal Technology, Inc.

We have audited the accompanying consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2006, and 2005 (as restated), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended October 31, 2006, 2005, and 2004 (as restated). These financial statements are the responsibility of Applied Signal Technology, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Signal Technology, Inc. at October 31, 2006, and 2005 (as restated), and the consolidated results of its operations and its cash flows for the years ended October 31, 2006, 2005, and 2004 (as restated), in conformity with United States generally accepted accounting principles.

As discussed in Note 2 to the Notes to Consolidated Financial Statements under the heading Restatement of Financial Statements , Applied Signal Technology, Inc. has restated the previously issued consolidated balance sheet for the year ended October 31, 2005, the consolidated statement of shareholders’ equity for the year ended October 31, 2005, and the consolidated statements of operations, shareholders’ equity, and cash flows for the year ended October 31, 2004, to correct its accounting for stock-based compensation expense.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, under the heading Stock-Based Compensation, in fiscal 2006 Applied Signal Technology, Inc. changed its method of accounting for stock-based compensation to adopt the provision of FASB Statement No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Applied Signal Technology, Inc.’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California January 26, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Applied Signal Technology, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Applied Signal Technology, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Signal Technology, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Applied Signal Technology, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Applied Signal Technology, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2006, and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006, and our report dated January 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California January 26, 2007

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended October 31,
	2006	2005	2004 (Restated)
Revenues from contracts	$161,913	$156,061	$142,836
Operating expenses:
Contract costs	107,898	102,938	94,727
Research and development	19,165	16,125	14,166
General and administrative	25,978 -----------	22,167 -----------	16,694 -----------
Total operating expenses	153,041 -----------	141,230 -----------	125,587 -----------
Operating income	8,872	14,831	17,249
Interest income and other, net	1,024	1,027	752
Interest expense	(709) -----------	(379) -----------	(176) -----------
Income before provision for income taxes	9,187	15,479	17,825
Provision for income taxes	4,860 -----------	6,235 -----------	5,559 -----------
Net income	$4,327 =======	$9,244 =======	$12,266 =======
Net income per common share
Basic	$0.37	$0.81	$1.11
Diluted	$0.36	$0.79	$1.05
Number of shares used in calculating net income per common share
Basic	11,739	11,400	11,042
Diluted	11,994	11,759	11,638
See accompanying notes.

Consolidated Balance Sheets
(in thousands)

	———— October 31, ————
	2006	2005 (Restated)
Assets
Current assets:
Cash and cash equivalents	$4,194	$18,920
Short-term investments	25,651 -----------	10,615 -----------
Total cash, cash equivalents, and short-term investments	29,845	29,535
Accounts receivable:
Billed	20,766	26,824
Unbilled	19,813 -----------	21,642 -----------
Total accounts receivable	40,579	48,466
Inventory	6,078	5,269
Refundable income taxes	647	1,160
Prepaid and other current assets	12,306 -----------	5,248 -----------
Total current assets	89,455	89,678
Property and equipment, at cost:
Machinery and equipment	39,224	50,487
Furniture and fixtures	4,614	5,118
Leasehold improvements	14,278	12,860
Construction in process	195 -----------	154 -----------
	58,311	68,619
Accumulated depreciation and amortization	(41,496) -----------	(52,328) -----------
Property and equipment, net	16,815	16,291
Long-term investment	2,802	—
Goodwill	19,964	19,785
Intangible assets, net of accumulated amortization	1,260	2,005
Long-term deferred tax asset	5,455	6,018
Other assets	781 -----------	844 -----------
Total assets	$136,532 =======	$134,621 =======

Consolidated Balance Sheets (continued)
(in thousands, except share and per share data)

	———— October 31, ————
	2006	2005 (Restated)
Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$5,253	$8,621
Accrued payroll and related benefits	13,844	14,227
Note payable	1,429	1,429
Income taxes payable	—	605
Other accrued liabilities	1,741 -----------	1,608 -----------
Total current liabilities	22,267	26,490
Long-term note payable	6,786	8,215
Accrued rent	1,354	1,286
Other long-term liabilities	495	501
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares—11,922,103 at October 31, 2006, and 11,528,318 at October 31, 2005	53,295	44,149
Retained earnings	52,272	53,853
Accumulated comprehensive income (loss)	63 -----------	127 -----------
Total shareholders’ equity	105,630 -----------	98,129 -----------
Total liabilities and shareholders’ equity	$136,532 =======	$134,621 =======
See accompanying notes.

Consolidated Statements of Cash Flows
(in thousands)

	———— Year Ended October 31, ————
	2006	2005	2004 (Restated)
Operating activities:
Net income	$4,327	$9,244	$12,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,279	3,994	4,121
Stock-based compensation	4,283	—	31
Tax benefit related to stock plans	379	629	1,402
Excess tax benefits from stock-based payment arrangements	(180)	—	—
Changes in:
Accounts receivable	7,887	(2,272)	(17,206)
Income tax receivable	513	—	—
Inventory, prepaid expenses and other current assets	(7,867)	(850)	587
Other assets	317	(93)	(1,279)
Accounts payable and accrued liabilities	(4,151) -----------	2,951 -----------	7,710 -----------
Net cash provided by operating activities	10,787	13,603	7,632
Investing activities:
Cash paid for business acquired, net	—	(29,273)	—
Purchases of available-for-sale securities	(77,853)	(25,471)	(47,543)
Maturities of available-for-sale securities	60,000	47,491	49,585
Additions to property and equipment	(5,037) -----------	(6,882) -----------	(4,303) -----------
Net cash (used in) investing activities	(22,890)	(14,135)	(2,261)
Financing activities:
Issuances of common stock	4,484	4,259	5,302
Excess tax benefits from stock-based payment arrangements	180	—	—
Term loan	(1,429)	9,644	—
Dividends paid	(5,858) -----------	(5,678) -----------	(4,818) -----------
Net cash (used in) provided by financing activities	(2,623) -----------	8,225 -----------	484 -----------
Net increase in cash and cash equivalents	(14,726)	7,693	5,855
Cash and cash equivalents at beginning of year	18,920 -----------	11,227 -----------	5,372 -----------
Cash and cash equivalents at end of year	$4,194 =======	$18,920 =======	$11,227 =======
Supplemental disclosure of cash flow information:
Interest paid	$699	$379	$141
Income taxes paid	$5,997	$4,466	$6,209
See accompanying notes.

Consolidated Statement of Shareholders’ Equity
(in thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at October 31, 2003 (as reported)	10,767,145	$31,132	$45,021	$65	$76,218
Restatement adjustment	—	1,394	(1,413)	—	(19)
Balance at October 31, 2003 (restated)	10,767,145	32,526	43,608	65	76,199
Issuance of common shares to employees under stock compensation plans	443,593	5,302	—	—	5,302
Stock compensation expense (restated)	—	31	—	—	31
Dividends declared	—	—	(5,547)	—	(5,547)
Tax benefit related to stock plans (restated)	—	1,402	—	—	1,402
Other comprehensive income	—	—	—	(90)	(90)
Net income	— ---------------	— ---------------	12,266 ---------------	— ---------------	12,266 ---------------
Balance at October 31, 2004 (restated)	11,210,738 ---------------	$39,261 ---------------	$50,327 ---------------	($25) ---------------	$89,563 ---------------
Issuance of common shares to employees under stock compensation plans	317,580	4,259	—	—	4,259
Dividends declared	—	—	(5,718)	—	(5,718)
Tax benefit related to stock plans	—	629	—	—	629
Other comprehensive income	—	—	—	152	152
Net income	— ---------------	— ---------------	9,244 ---------------	— ---------------	9,244 ---------------
Balance at October 31, 2005 (restated)	11,528,318 ---------------	$44,149 ---------------	$53,853 ---------------	$127 ---------------	$98,129 ---------------
Issuance of common shares to employees under stock compensation plans	393,785	4,484	—	—	4,484
Stock-based compensation expense	—	4,283	—	—	4,283
Dividends declared	—	—	(5,908)	—	(5,908)
Tax benefit related to stock plans	—	379	—	—	379
Other comprehensive income	—	—	—	(64)	(64)
Net income	— ---------------	— ---------------	4,327 ---------------	— ---------------	4,327 ---------------
Balance at October 31, 2006	11,922,103 ---------------	$53,295 ---------------	$52,272 ---------------	$63 ---------------	$105,630 ---------------
See accompanying notes.

Notes to Consolidated Financial Statements, October 31, 2006

Note 1: Organization and Summary of Significant Accounting Policies

Organization

Applied Signal Technology, Inc. (AST) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and naturally occurring signals. The processing of man-made signals includes communications intelligence (COMINT) and electronic intelligence (ELINT). The processing of natural signatures includes the use of sonar, radar, magnetic and chemical sensors to detect changes in the environmental phenomenology. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

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

Sensor signal processing observes changes in physical phenomena that can provide an indication of activities of concern to global security. Examples of these phenomena are detection of chemicals that might be used for explosive devices or sub-terrain ferrous materials that might indicate an underground facility for weapon manufacturing.

Substantially, all of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

On July 1, 2005, we acquired DTI, a provider of advanced sensor signal processing solutions for space-based, airborne, terrestrial, and undersea sensor technologies. In accordance with Statement of Financial Accounting Standard (SFAS) 141, Business Combinations, the acquisition was accounted for as a purchase transaction, and we have included in our results of operations the results of DTI subsequent to the acquisition date.

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

Precontract costs for the periods ending October 31, 2006, and October 31, 2005 were approximately $5,667,000 and $1,046,000, respectively.

Revenues and Contract Accounting

Revenues and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts (SOP81-1). These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products and perform related services according to specifications provided by the customer. A limited number of standalone software contracts are recognized in accordance with the AICPA Statement of Opinion 97-2, Software Revenue Recognition.

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

Our policy for recognizing interim award fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion thereof will be earned, on a contract-by-contract basis. Management’s assessments are based on numerous factors including contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized in whole or in part until management determines that it is probable that the award fee or portion thereof will be earned. If management’s assessment is incorrect, or there are changes in facts and circumstances, we may be required to revise our estimates and the adjustment to profits resulting from such revisions may affect future period earnings.

Our engineering services contracts are typically performed under time-and-materials contracts on a level-of-effort basis. Revenue is recognized for these contracts by applying a negotiated billing rate to the level of effort.

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

The following table represents our revenue concentration during the respective periods by contract type.

	FY06	FY05	FY04
Cost-reimbursement contracts	79%	76%	71%
Fixed-price contracts	17%	21%	26%
Time-and-materials contracts	4% ------------	3% ------------	3% ------------
	100% =======	100% =======	100% =======

Four contracts represented an aggregate of 42.1% of revenues for fiscal year 2006. Four contracts represented an aggregate of 29.4% of revenues for fiscal year 2005 and three contracts represented an aggregate of 28.4% of revenues for fiscal years 2004. These contracts are all cost-reimbursement contracts.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending October 31, 2006 and October 31, 2005 were approximately $5,667,000 and $1,046,000 respectively. We received additional funding of approximately $3.9 million of these pre-contract costs during the first quarter of fiscal year 2007. Included in precontract costs is approximately $569,000 associated with an individual contract for which we filed a formal claim against the U.S. Government. This is a formal request for reimbursement for work performed on this contract. Even though we believe we will ultimately prevail on this claim, there can be no assurance that this will happen. In the event we are unsuccessful, operating income will decline by approximately $569,000.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust our planned indirect spending during the year; modify our billing rates to our customers through the Defense Contract Audit Agency, in accordance with Federal Acquisition Regulations; or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

During fiscal year 2006, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year, by modifying our billing rates to our customers, which increased revenues by approximately $3,387,000 and operating expenses by approximately $5,725,000.

During fiscal year 2005, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers, which increased revenues by approximately $3,949,000 and operating expenses by approximately $4,935,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government, and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during fiscal years 2006, 2005, and 2004.

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

For inventory disposal activities for fiscal years 2006 and 2005, please refer to “Note 4: Inventory.”

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate primarily due to the impact of stock-based compensation expense for our employee stock purchase plan and our stock option plans. Please refer to “Note 9: Income Taxes” for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2006, 2005, or 2004, although, during fiscal year 2005 we did settle an outstanding dispute with the United States Government for approximately $500,000 relating to older contracts. This settlement did not result in a negative impact to our fiscal year 2005 earnings because the amount paid by us was fully reserved in prior years.

Cash, Cash Equivalents, and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our remaining securities are classified as available for sale and are carried at fair market value in short-term and long-term investments. At October 31, 2006, all of our short-term and long-term investments consist of tax-exempt securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term investments is determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for fiscal years 2006, 2005, and 2004.

The following tables summarize our cash and cash equivalents, short-term securities, and long-term securities (in thousands).

	————————— October 31, 2006 —————————
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$4,194	$—	$4,194
Short-term, available-for-sale securities:
Tax exempt	25,651	—	25,651
Long-term, available-for-sale securities:
Tax exempt	2,801 ------------	1 ------------	2,802 ------------
	$32,646 =======	$1 =======	$32,647 =======

	————————— October 31, 2005 —————————
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$18,920	$—	$18,920
Short-term, available-for-sale securities:
Corporate securities	4,022	(5)	4,017
Government securities	6,598 ------------	— ------------	6,598 ------------
	$29,540 =======	($5) =======	$29,535 =======

The following table summarizes the maturities of our available-for-sale investments (in thousands).

	October 31, 2006	October 31, 2005
Due in one year or less	$25,651	$10,615
Due in one to two years	2,802 -----------	— -----------
	$28,453 =======	$10,615 =======

Restricted Cash

We had restricted cash balances of approximately $582,000 and $545,000 at October 31, 2006, and October 31, 2005, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program. Approximately $177,000 and $90,000 was included in prepaids and other current assets on October 31, 2006, and October 31, 2005, respectively. Approximately $405,000 and $455,000 was included in other assets on October 31, 2006, and October 31, 2005, respectively.

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

During fiscal year 2006, we disposed of approximately $15,345,000 of property and equipment, substantially all of which was fully depreciated.

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

Management made estimates of fair value based upon assumptions believed to be reasonable. These estimates were based on historical experience and information obtained from the management of DTI and are inherently uncertain. Critical estimates in valuing certain of the intangible assets included, but were not limited to, future expected cash flows from customer relationships, existing technologies, non-compete agreements, patents, and trade name. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Goodwill valuation. We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel.

We compare the fair value of the reporting unit with the carrying amount of the reporting unit. We consider AST to be one reporting unit. For further information, see “Note 7: Segment Reporting.” To perform the goodwill impairment test, we determine the fair value of our reporting unit and compare the fair value to the reporting unit’s carrying value. To the extent the reporting unit’s carrying value exceeds its fair value, we must perform the second step of the impairment test. In the second step, we must compare the implied value of the reporting unit’s goodwill to its carrying value of goodwill. If no impairment exists under step one, then step two is not necessary.

Based on our analysis, we concluded no impairment existed at October 31, 2006.

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

No indicators of impairment existed at October 31, 2006.

Net Income Per Share Data

Basic net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Per share data is as follows (in thousands, except per share amounts).
————— Year Ended October 31, —————
	2006	2005	2004 (Restated)
Numerator:
Net income	$4,327 =======	$9,244 =======	$12,266 =======
Denominator:
Weighted average number of common shares outstanding used to compute net income per common share—basic	11,739	11,400	11,042
Effect of dilutive stock options and non-vested shares	255 ------------	359 ------------	596 ------------
Shares used to compute net income per common share—diluted	11,994 =======	11,759 =======	11,638 =======
Net income per common share—basic	$0.37 =======	$0.81 =======	$1.11 =======
Net income per common share—diluted	$0.36 =======	$0.79 =======	$1.05 =======

The exercise prices of approximately 740,000, 584,000, and 3,000 potential common shares for fiscal years 2006, 2005, and 2004 were greater than the market value, and therefore, we excluded those shares from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive.

We also excluded an additional 120,000 potential common shares from the diluted net income per common share computation for fiscal year 2006 as their effect would be antidilutive under the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R).

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands).

	————— Year Ended October 31, —————
	2006	2005	2004 (Restated)
Net income	$4,327	$9,244	$12,266
Unrealized gain (loss) on securities	6	20	(90)
Unrealized gain (loss) on derivative and related tax adjustments	(70) ------------	132 ------------	— ------------
Comprehensive income	$4,263 =======	$9,396 =======	$12,176 =======

Accumulated comprehensive income on securities as of October 31, 2006, and October 31, 2005 was approximately $63,000 and $127,000, respectively. Accumulated comprehensive income was $25,000 as of October 31, 2004. The derivative gain was not booked net of the tax effect during fiscal year 2005.

Dividends

The company will continue the dividend at the rate of $0.50 per share per annum, payable quarterly, in a similar manner to the dividends approved in November 2005 and November 2004. Dividends are expected to be paid on February 16, 2007, May 18, 2007, August 17, 2007, and November 16, 2007, to shareholders of record at February 2, 2007, May 4, 2007, August 3, 2007, and October 31, 2007.

Total dividends paid during fiscal years 2006, 2005, and 2004 were approximately $5,858,000, $5,678,000, and $4,818,000, respectively.

At October 31, 2006, and October 31, 2005, accrued dividends of approximately $1,491,000 and $1,441,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have the following stock-based compensation programs that provide our Board of Directors discretion in creating employee equity incentives. As of October 31, 2006, there were a total of 889,355 shares reserved for future issuance under all of our equity incentive plans and our ESPP.

Employee Stock Purchase Plan. We maintain our 1993 Employee Stock Purchase Plan (1993 Plan), and have reserved 4,300,000 shares of common stock for issuance to employees under the 1993 Plan. The 1993 Plan was adopted by the Board of Directors on January 22, 1993, and approved by the shareholders on February 22, 1993. Under this plan, eligible employees purchase common stock through payroll deductions (which cannot exceed 10% of any employee’s compensation) at 85% of the lower of its fair market value at the beginning of a twenty-four-month offering period, or the end of each six-month purchase period. If the fair market value on the purchase date is lower than the fair market value on the offering date, all participants are withdrawn from the offering period and re-enrolled into a new twenty-four-month offering period. As of October 31, 2006, 336,852 shares remain reserved for issuance and eligible for purchase under the 1993 Plan.

Stock Option Plan – 1991. Our 1991 Stock Option Plan (1991 Plan) provided for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. The exercise price of the options granted under this plan were 100% or greater than the fair market value on the date of grant. Some options are exercisable only at the end of a two-year vesting period and some options are exercisable at the rate of 20% per year over five years. The 1991 Plan expired on January 19, 2001, and all remaining shares reserved for issuance expired. Options to purchase an aggregate of 213,296 shares of our common stock remain outstanding under the 1991 Plan as of October 31, 2006.

Stock Option Plan – 2000. Our 2000 Stock Option Plan (2000 Plan) was adopted by the Board of Directors on May 11, 2000, and provides for the granting of non-qualified stock options to our employees and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 and beyond vest at the rate of 20% per year over five years, on the anniversary date of the grant date. Options to purchase an aggregate of 622,243 shares of our common stock are outstanding and 316,202 shares remain available for grant under the 2000 Plan as of October 31, 2006.

Stock Option Plan – 2001. Our 2001 Stock Option Plan (2001 Plan) was adopted by the Board of Directors on November 16, 2000, and approved by the shareholders on March 15, 2001. The 2001 Plan provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 and beyond vest at the rate of 20% per year over five years, on the anniversary date of the grant date. Options to purchase an aggregate of 379,240 shares of our common stock are outstanding and 31,176 shares remain available for grant under the 2001 Plan as of October 31, 2006.

Stock Incentive Plan – 2004. Our 2004 Stock Option Plan (2004 Plan) was adopted by the Board of Directors on November 20, 2003 and approved by the shareholders on March 10, 2004. The 2004 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to our employees, directors, and consultants. The exercise price for an option is equal to 100% of the fair market value of the common stock on the date of grant. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for the award shall be services actually rendered to us or for our benefit. Some options vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of eight years. Other options vest over five years, at the rate of 20% per year. Options to purchase an aggregate of 333,000 shares of our common stock are outstanding and 205,125 shares remain available for grant under the 2004 Plan as of October 31, 2006.

Historically, we have used stock options as the primary component of our stock-based incentive plans for directors and officers. In April 2006, the compensation committee elected to grant restricted stock to our officers and directors. The restrictions will lapse in four equal annual installments, on each anniversary of the grant date.

On November 1, 2005, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards that are ultimately expected to vest. We recognize the stock compensation expense over the requisite service period of the individual award, which generally equals the vesting period of each grant. Prior to November 1, 2005, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock compensation. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, the provisions of SFAS 123R apply to awards granted or modified under our stock option plans and shares purchased under our ESPP plans after the date of adoption. In addition, we recognized the previously unrecognized expense of awards not vested at the date of adoption in net income in the periods after the date of adoption, by using the same valuation method and assumptions that we determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, stock-based compensation expense for fiscal year 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value previously estimated, by using the Black Scholes valuation model, in accordance with the original provisions of SFAS 123. For all stock-based compensation awards granted subsequent to November 1, 2005, the expense was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award, which generally equals the vesting period.

The following table sets forth the total stock-based compensation expense resulting from stock options granted and shares purchased under our ESPP included in our condensed consolidated statements of operations (in thousands).

Fiscal Year 2006
Contract costs	$2,493
Research and development	229
General and administrative	1,561 ----------
Stock-based compensation expense before income taxes	4,283
Income taxes	(804) ----------
Stock-based compensation expense after income taxes	$3,479

As a result of adopting SFAS 123R, our income before income taxes and net income for fiscal year 2006 were reduced by the amounts noted in the table above. Basic and diluted net income per share for fiscal year 2006 were lower by approximately $0.30 and $0.29 per share, respectively.

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

SFAS 123R requires us to present pro forma information for the comparative periods prior to the adoption as if we had accounted for all of our employee stock options and ESPP under the fair value method of the original SFAS 123. The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscal years 2005 and 2004 (in thousands, except per-share amounts).

	— Year Ended October 31, —
	2005	2004 (Restated)
Net income – As reported	9,244	12,266
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	3,461	2,693

Net income – Pro forma	5,783	9,573
Net income per share
Basic – As reported	$0.81	$1.11
– Pro forma	$0.51	$0.87
Diluted – As reported	$0.79	$1.05
– Pro forma	$0.49	$0.82

The pro forma net income as previously reported for fiscal year 2005 and 2004 has been revised primarily to reflect the impact of our ESPP look-back and reset feature. In addition, we have included immaterial amounts associated with the effect of the restatement adjustments on our pro forma net income and pro forma net income per share as if we had recorded compensation costs on the estimated grant date fair value as defined by SFAS 123. Please see “Note 2: Restatement of Financial Statements” for further information regarding the restatement adjustments. As a result of these adjustments, the stock-based employee compensation expense for fiscal year 2005 and fiscal year 2004 increased by $117,000 and $24,000, respectively. Our fiscal year 2005 pro forma basic and diluted net income per common share decreased by $0.01 as a result of these items. Our pro forma basic and diluted net income per common share for fiscal year 2004 increased by $0.03 and $0.02, respectively, due to the restatement of our reported net income for fiscal year 2004.

Our determination of fair value of stock-based compensation awards on the date of grant by using an option pricing model and the compensation expense recognized are affected by our stock price, as well as by assumptions regarding a number of complex and subjective variables. These factors include, but are not limited to, our expected stock price volatility, the projected employee stock option life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock options and the expense recognized.

We estimated the fair value of options granted and shares issued under our ESPP by using the Black-Scholes valuation model using the following weighted average assumptions.

	—— Employee Stock Options ——			— Employee Stock Purchase Plan —
	2006	2005	2004	2006	2005	2004
Risk-free interest rate	5.0%	3.9%	3.6%	4.9%	3.2%	1.7%
Expected life (years)	5.0	5.0	5.0	1.6	1.3	1.2
Expected volatility	44%	63%	68%	39%	43%	47%
Expected dividends	2.8%	1.3%	1.7%	2.2%	1.8%	2.9%
Weighted average fair value	$6.42	$12.93	$13.80	$6.35	$6.83	$8.56

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date. For the valuation of our stock options, we used risk-free interest rate ranges of 4.5% to 5.1% for fiscal year 2006, 3.7% to 4.4% for fiscal year 2005, and 3.1% to 3.7% for fiscal year 2004. For the valuation of our ESPP, we used risk-free interest rate ranges of 4.3% to 5.1% for fiscal year 2006, 2.4% to 3.5% for fiscal year 2005, and 1.0% to 2.6% for fiscal year 2004.

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

Our computation of expected volatility for both stock options and ESPP for the twelve-month period ended October 31, 2006, reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. Prior to fiscal year 2006, we calculated our volatility based solely on historical volatility in accordance with SFAS 123 for purposes of our pro forma information. For the valuation of our stock options, we used volatility ranges of 36% to 50% for fiscal year 2006, 58% to 66% for fiscal year 2005, and 66% to 70% for fiscal year 2004. For the valuation of our ESPP, we used volatility ranges of 36% to 42% for fiscal year 2006, 39% to 46% for fiscal year 2005, and 41% to 51% for fiscal year 2004.

The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price. For the valuation of our stock options, we used dividend yield ranges of 2.7% to 3.0% for fiscal year 2006, 1.2% to 1.4% for fiscal year 2005, and 1.4% to 1.9% for fiscal year 2004. For the valuation of our ESPP, we used dividend yield ranges of 1.9% to 2.7% for fiscal year 2006, 1.5% to 2.2% for fiscal year 2005, and 1.9% to 3.9% for fiscal year 2004.

Stock-based compensation expense recognized in the consolidated statement of operations for fiscal year 2006 reflects estimated forfeitures that are based on historical option forfeitures. In the pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, we included forfeitures as they occurred.

Net cash proceeds from the exercise of stock options were approximately $1,119,000, $1,320,000, and $3,040,000 for fiscal years 2006, 2005, and 2004, respectively. The net cash proceeds associated with our ESPP were $3,365,000, $2,939,000, and $2,262,000 for fiscal years 2006, 2005, and 2004, respectively. The income tax benefit realized from stock option exercises during fiscal years 2006, 2005, and 2004 was approximately $379,000, $629,000, and $1,402,000, respectively. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the option activity under all stock option plans.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2003	1,294,937	$11.37
Granted	252,500	$26.06
Exercised	(270,687)	$11.09
Forfeitures or expirations	(60,358) --------------	$13.46 --------------
Outstanding at October 31, 2004	1,216,392	$14.37
Granted	418,000	$25.02
Exercised	(110,432)	$11.95
Forfeitures or expirations	(44,656) --------------	$22.47 --------------
Outstanding at October 31, 2005	1,479,304	$17.32
Granted	217,000	$17.90
Exercised	(108,375)	$10.32
Forfeitures or expirations	(40,150) --------------	$19.54 --------------
Outstanding at October 31, 2006	1,547,779	$17.83	6.40	$3,223,266

Vested or expected to vest at October 31, 2006	1,494,706	$17.75	6.32	$3,219,332

Exercisable at October 31, 2006	831,905	$14.46	5.26	$3,037,450

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between our closing stock price on the last trading day of fiscal year 2006 and the exercise price for those options in the money, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on October 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised is approximately $971,000, $1,701,000, and $4,691,000 for fiscal years 2006, 2005, and 2004, respectively. Total fair value of options vested is approximately $2,818,000, $2,391,000, and $1,575,000 for fiscal years 2006, 2005, and 2004, respectively.

As of October 31, 2006, approximately $6,359,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 3.19 years. Our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $1,795,000, and is expected to be recognized over a weighted average period of 1.58 years.

The following table summarizes our restricted stock grant activity for fiscal year 2006.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2005	0
Grants	61,875	$19.58
Vested	0
Forfeitures	0 -----------
Nonvested at October 31, 2006	61,875	$19.58

Our unrecognized compensation cost related to nonvested (restricted) stock is approximately $1,017,000, and is expected to be recognized over a weighted average period of 3.44 years.

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

On January 28, 2006, we adopted the FASB Staff Position FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FAS 115-1 and FAS 124-1). FAS 115-1 and FAS 124-1 were issued on November 3, 2005, and nullified certain provisions of EITF No. 03-01 related to evaluating an other-than-temporary impairment and clarified the accounting policies set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS 115-1 and FAS 124-1 did not have a material effect on our financial statements.

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

In June 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes and utilizes a two-step approach. The first step is to determine whether it is more likely than not that a tax position accounted for under SFAS 109 will be sustained upon examination, with the presumption that the position will be examined. The second step is to measure the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions are effective for us for our fiscal year beginning November 1, 2007. We are evaluating the impact this interpretation will have on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. The statement will be effective for our fiscal year beginning November 1, 2008. We are evaluating the impact adopting SFAS 157 will have on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for our fiscal year beginning November 1, 2006. We do not believe that the application of this guidance will have a material effect on our financial position, results of operations, or cash flows.

Note 2: Restatement of Financial Statements

During fiscal year 2006, in connection with our review of our financial results for the fiscal year ended October 31, 2006, we commenced a voluntary internal review of our historic stock option grant practices and procedures and related accounting. We reviewed all of our grants of stock options from the date of our initial public offering in March 1993 to October 31, 2006. As a result of our review, we concluded that we had not properly measured compensation cost for an annual option grant to non-officer employees on November 18, 1999, because the number of shares certain non-officer individual employees were entitled to receive was not determined until after the original measurement date. We also concluded that we used improper measurement dates for certain grants to newly hired non-officer employees because the measurement date utilized predated the actual commencement of employment.

In circumstances in which the prices of our shares at the originally stated grant dates were lower than the prices on the actual measurement dates, we concluded that we should have recognized additional stock-based compensation expense associated with the November 18, 1999, option grant to non-officer employees in fiscal years 2000 and 2001 that was not accounted for in our previously issued financial statements. In addition, we determined we should have recorded immaterial stock compensation expense associated with certain non-officer new hire stock option grants that were granted between fiscal years 2000 and 2004. Therefore, the Audit Committee, after consultation with management, concluded that our previously filed audited financial statements for fiscal years ended October 31, 2000, through October 31, 2005, should be restated.

We have determined that the cumulative, pre-tax non-cash stock-based compensation expense resulting from revised measurement dates for options granted between fiscal year 2000 and 2004 was approximately $1,525,000. Accordingly, we recorded stock-based compensation expense of approximately $31,000 for the year ended October 31, 2004, and approximately $1,494,000 for the four years preceding fiscal year 2004, which, based on the vesting periods of the respective grants were accordingly recorded in the years ended October 31, 2000, and 2001. Approximately 98% of the additional compensation charges are related to the November 18, 1999, grant. In addition, we recorded a cumulative income tax benefit associated with these option grants through the end of fiscal year 2004 of approximately $533,000. The income tax benefit was approximately $413,000 for fiscal year 2004 and approximately $120,000 for the four years preceding fiscal year 2004. We recorded a significant income tax benefit in fiscal year 2004 as compared to the prior years, due to the fact that we reduced our deferred tax asset valuation allowance to zero in fiscal year 2004. This valuation allowance was originally recorded in fiscal year 2001. Due to the timing and nature of these options, there was no impact related to the requirements of Section 409A and 162(m) of the Internal Revenue Code.

The cumulative balance sheet restatement adjustments on our consolidated balance sheet at October 31, 2005 was a decrease in retained earnings of approximately $1,121,000, offset by an increase to additional paid-in capital of approximately $1,318,000, which resulted in a net increase to total shareholder’s equity of approximately $197,000. The cumulative adjustment to our total assets and total liabilities was approximately $298,000 and $101,000, respectively. The adjustments increased basic and diluted net income per common share by approximately $0.03 and $0.02 for fiscal year 2004. There was no impact on our net income or earnings per share for fiscal year 2005.

We further found that the practices resulting in these additional charges were changed prior to the fiscal year ended October 31, 2005, and accordingly, did not result in any remedial measures being required. Based on our review, our Audit Committee concluded that it continued to have confidence in the ability of our management to serve in their positions competently and with integrity, and did not find any evidence of fraud or intentional wrongdoing on the part of any member of management.

These adjustments did not affect our previously reported cash and cash equivalents and investments balances in prior periods.

In order to further enhance investor understanding of the effects of the restatement and to provide context for the disclosure and the composition of the cumulative adjustment to opening financial statement balances for fiscal year 2005, we have provided the information below.

The following table shows the accounting periods to which the stock compensation, payroll expense, and income tax adjustments relate.

(In thousands)

Adjustments to Stock Based Compensation on Consolidated Statement of Operations	Cumulative Effect at October 31, 2004	Fiscal Year 2004	Cumulative Effect at October 31, 2003	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2000
Total adjustments to pre-tax net income (loss)	$(1,654)	$(121)	$(1,533)	$(42)	$—	$(585)	$(906)
Less income tax effects	(533) ----------	(413) ----------	(120) ----------	(120) ----------	— ----------	367 ----------	(367) ----------
Total adjustment to net income (loss)	$(1,121)	$292	$(1,413)	$78	$—	$(952)	$(539)

The following table shows the accounting periods to which the cumulative restatement to the October 31, 2005 balance sheet relate.

(In thousands)

Adjustments to Stock Based Compensation on Consolidated Balance Sheets increase (decrease)	Cumulative Effect at October 31, 2004	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2000
Prepaid and other current assets	$101 ----------	$101 ----------	$— ----------	$— ----------	$— ----------	$— ----------
Total current assets	101	101	—	—	—	—

Long-term deferred tax asset	197 ----------	197 ----------	— ----------	— ----------	(367) ----------	367 ----------
Total Non-current Assets	197 ----------	197 ----------	— ----------	— ----------	(367) ----------	367 ----------
Total assets	$298 ======	$298 ======	$— ======	$— ======	$(367) ======	$367 ======

Accrued payroll and related benefits	$129	$90	$39	$—	$—	$—
Income taxes payable	(28) ----------	(8) ----------	(20) ----------	— ----------	— ----------	— ----------
Total current liabilities	101	82	19	—	—	—

Common stock	1,318	(76)	(97)	—	585	906
Retained earnings	(1,121) ----------	292 ----------	78 ----------	— ----------	(952) ----------	(539) ----------
Total shareholder’s equity	197 ----------	216 ----------	(19) ----------	— ----------	(367) ----------	367 ----------
Total Liabilities and Shareholder’s Equity	$298 ======	$298 ======	$— ======	$— ======	$(367) ======	$367 ======

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheet as of October 31, 2005.

Consolidated Balance Sheet as of October 31, 2005
(in thousands)

	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$18,920	—	$18,920
Short-term investments	10,615 -----------	— -----------	10,615 -----------
Total cash, cash equivalents, and short-term investments	29,535	—	29,535
Accounts receivable:
Billed	26,824	—	26,824
Unbilled	21,642 -----------	— -----------	21,642 -----------
Total accounts receivable	48,466	—	48,466
Inventory	5,269	—	5,269
Refundable income taxes	1,160	—	1,160
Prepaid and other current assets	5,147 -----------	101 -----------	5,248 -----------
Total current assets	89,577	101	89,678
Property and equipment, at cost:
Machinery and equipment	50,487	—	50,487
Furniture and fixtures	5,118	—	5,118
Leasehold improvements	12,860	—	12,860
Construction in process	154 -----------	— -----------	154 -----------
	68,619	—	68,619
Accumulated depreciation and amortization	(52,328) -----------	— -----------	(52,328) -----------
Property and equipment, net	16,291	—	16,291
Long-term investment	—	—	—
Goodwill	19,785	—	19,785
Intangible assets, net of accumulated amortization	2,005	—	2,005
Long-term deferred tax asset	5,821	197	6,018
Other assets	844 -----------	— -----------	844 -----------
Total assets	$134,323 =======	298 =======	$134,621 =======

Consolidated Balance Sheet as of October 31, 2005 (continued)
(in thousands)

	As reported	Adjustments	Restated
Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$8,621	—	$8,621
Accrued payroll and related benefits	14,098	129	14,227
Note payable	1,429	—	1,429
Income taxes payable	633	(28)	605
Other accrued liabilities	1,608 -----------	— -----------	1,608 -----------
Total current liabilities	26,389	101	26,490
Long-term note payable	8,215	—	8,215
Accrued rent	1,286	—	1,286
Other long-term liabilities	501	—	501
Shareholders’ equity:
Preferred stock,	—	—	—
Common stock	42,831	1,318	44,149
Retained earnings	54,974	(1,121)	53,853
Accumulated comprehensive income	127 -----------	— -----------	127 -----------
Total shareholders’ equity	97,932 -----------	197 -----------	98,129 -----------
Total liabilities and shareholders’ equity	$134,323 =======	298 =======	$134,621 =======

Income Statement as of October 31, 2004
(in thousands, except per share data)

	As Reported	Adjustments	Restated
Revenues from contracts	$142,836	$—	$142,836

Operating expenses:
Contract costs	94,705	22	94,727
Research and development	14,160	6	14,166
General and administrative	16,601 -----------	93 -----------	16,694 -----------

Total operating expenses	125,466 -----------	121 -----------	125,587 -----------

Operating income (loss)	17,370	(121)	17,249

Interest income (expense), net	576 -----------	— -----------	576 -----------
Income (loss) before provision (benefit) for income taxes	17,946	(121)	17,825
Provision (benefit) for income taxes	5,972 -----------	(413) -----------	5,559 -----------

Net income	$11,974 =======	$292 =======	$12,266 =======

Net income per common share:
Basic	$1.08	$0.03	$1.11
Diluted	$1.03	$0.02	$1.05
Number of shares used in calculating net income per common share:
Basic	11,042	—	11,042
Diluted	11,638	—	11,638

Statements of Cash Flows as of October 31, 2004
(in thousands)

	As Reported	Adjustments	Restated
Operating activities:
Net income	$11,974	$292	$12,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,121	—	4,121
Stock-based compensation	—	31	31
Tax benefit related to stock plans	1,509	(107)	1,402
Changes in:
Accounts receivable	(17,206)	—	(17,206)
Inventory, prepaid expenses and other current assets	688	(101)	587
Other assets	(1,082)	(197)	(1,279)
Accounts payable and accrued liabilities	7,628 -----------	82 -----------	7,710 -----------
Net cash provided by operating activities	7,632	—	7,632
Investing activities:
Purchases of available-for-sale securities	(47,543)	—	(47,543)
Maturities of available-for-sale securities	49,585	—	49,585
Additions to property and equipment	(4,303) -----------	— -----------	(4,303) -----------
Net cash (used in) investing activities	(2,261)	—	(2,261)
Financing activities:
Issuances of common stock	5,302	—	5,302
Dividends paid	(4,818) -----------	— -----------	(4,818) -----------
Net cash provided by financing activities	484 -----------	— -----------	484 -----------
Net increase in cash and cash equivalents	5,855	—	5,855
Cash and cash equivalents at beginning of year	5,372 -----------	— -----------	5,372 -----------
Cash and cash equivalents at end of year	$11,227 =======	$— =======	$11,227 =======

Note 3: Customer Concentration

The following table identifies the source of our revenues for fiscal years 2006, 2005, and 2004 by customer type.

	FY06	FY05	FY04
Intelligence agencies	74%	72%	80%
Military	23%	23%	17%
Foreign	1%	2%	2%
Commercial	2% ----------	3% ----------	1% ----------
	100% ======	100% ======	100% ======

Within the customer types, two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from each significant customer.

	FY06	FY05	FY04
First intelligence agency	24%	28%	26%
Second intelligence agency	46%	44%	54%
One branch of the military	17% ----------	21% ----------	15% ----------
	87% ======	93% ======	95% ======

Revenues from the United States Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY06	FY05	FY04
Direct purchases	60%	67%	63%
Subcontracts	37% ----------	28% ----------	34% ----------
	97% ======	95% ======	97% ======

Note 4: Inventory and Precontract Costs

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands).

	—— October 31, ——
	2006	2005
Raw materials	$768	$453
Work in process	5,060	4,647
Finished goods	250 ----------	169 ----------
	$6,078 ======	$5,269 ======

Inventory activities during fiscal year 2006 and fiscal year 2005 included disposing of approximately $237,000 and $422,000, respectively, of obsolete products. The disposed items included units in various stages of completion.

Precontract costs are classified on the balance sheets as other current assets for all periods presented. Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. Precontract costs for the periods ending October 31, 2006, and October 31, 2005, were approximately $5,667,000 and $1,046,000, respectively. We received additional funding of approximately $3.9 million of these pre-contract costs during the first quarter of fiscal year 2007. Included in precontract costs is approximately $569,000 associated with an individual contract for which we filed a formal claim against the U.S. Government. This is a formal request for reimbursement for work performed on this contract. Even though we believe we will ultimately prevail on this claim, there can be no assurance that this will happen. In the event we are unsuccessful, operating income will decline by approximately $569,000.

Note 5: Business Combination

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

The purchase price of the acquisition was approximately $30.1 million in cash, plus an estimated $1.3 million in transaction costs. AST did not assume any options of DTI. Approximately ten percent (10%) of the merger consideration that would otherwise be distributed to the holders of DTI’s securities at the closing of the acquisition were deposited into an escrow account for twelve (12) months following the closing for the purpose of providing a fund against which AST may assert claims for damages, if any, based on breaches of the representations and warranties made by DTI in the agreement. However, no such claims were made and the funds in the escrow account were released in full in July 2006. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquisition are included in the accompanying statement of operations since the acquisition date. AST has funded the purchase price from its current investments and from a $10-million term loan from Wells Fargo Bank.

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

Our deferred net tax assets increased in connection with the purchase of DTI. See “Note 9: Income Taxes” for further details.

The aggregate preliminary purchase price for the acquisition consists of the following (in thousands).

Cash	$30,074
Transaction costs	1,339 -----------
Total purchase price	$31,413 =======

We allocated the aggregate preliminary purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands).

Current assets	$6,058
Property and equipment	715
Non-current assets	5,646
Current liabilities	(327)
Non-current liabilities	(2,913) -----------
Net tangible assets assumed	9,179
Amortizable intangible assets	2,270
Goodwill	19,964 -----------
Total purchase price	$31,413 =======

During 2006, we increased the portion of the purchase price allocated to goodwill by approximately $179,000, primarily due to a change in the estimate of deferred tax assets related to DTI’s net operating losses. As of October 31, 2006, the purchase price allocation was final.

Note 6: Goodwill and Intangible Assets

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in fiscal year 2006.

Intangible Assets

The tables below present information on our identifiable intangible assets that are subject to amortization (in thousands).

		———————— October 31, 2006 ————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(765)	$955
Existing technology	5 years	340	(91)	249
Non-compete agreements	1 year	60	(60)	0
Patent	18 years	60	(4)	56
Trade name	1 year	90 ----------	(90) ----------	0 ----------
Total		$2,270 ======	$(1,010) ======	$1,260 ======

		———————— October 31, 2005 ————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(191)	$1,529
Existing technology	5 years	340	(23)	317
Non-compete agreements	1 year	60	(20)	40
Patent	18 years	60	(1)	59
Trade name	1 year	90 ----------	(30) ----------	60 ----------
Total		$2,270 ======	$(265) ======	$2,005 ======

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above.

As of October 31, 2006, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands).

Fiscal Years
2007	645
2008	453
2009	71
2010	49
2011–2023	42 ---------
Total	$1,260 =====

Note 7: Borrowing Arrangements

Revolving Line of Credit

At October 31, 2006, we had a revolving line of credit (the Line of Credit) under which Wells Fargo Bank, National Association (the Bank), will advance funds to us from time to time up to and including March 1, 2007, not to exceed at any time the maximum principal amount of $3 million. Under the Line of Credit, we had three standby letters of credit totaling approximately $1,750,000. One letter of credit, related to our facilities lease, had an outstanding balance of approximately $1,220,000 at October 31, 2006, and October 31, 2005. The second letter of credit was a requirement of our workers compensation insurance, and had an outstanding balance of approximately $150,000 at October 31, 2006, and October 31, 2005. The third letter of credit, obtained in May 2005 as a requirement of one of our customers, had an outstanding balance of approximately $380,000 at October 31, 2006, and October 31, 2005.

Borrowings under the Line of Credit bear interest at the bank’s reference rate (8.25% at October 31, 2006) and interest on those borrowings are payable monthly. No fees were associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term Loan and Interest Rate Swap

Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan).

The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.32% at October 31, 2006). The Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2006, we were in compliance with these covenants.

The following table sets forth our scheduled debt maturities under the Term Loan (in thousands).

Year	Debt Maturities
2007	1,429
2008	1,429
2009	1,429
2010	1,429
Thereafter	2,499 ---------
Total	$8,215 ======

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of derivatives and other strategies. The derivative instrument employed, an interest rate swap, is considered a cash flow hedge and is governed by FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). A derivative contract references an underlying variable, such as an interest rate index, a foreign currency exchange rate, or a commodity value. The payment, or settlement, obligation arising from a derivative is calculated by applying the terms of the contract to changes in the value of the reference variable during a calculation period. Derivatives may trade on exchanges, such as most common stock options, or may be private (over the counter) arrangements between two parties.

We entered into an over the counter interest rate swap contract with Wells Fargo Bank designed to operate as a cash flow hedge for its Term Loan. Effectively, the swap converts the floating interest rate of the Term Loan into a predictable fixed rate. The use of an interest rate swap in this situation locks the variable interest expense associated with the debt and results in a fixed interest expense that is typically immune from subsequent market rate fluctuations. Since there is a high correlation between the hedged instrument (the swap) and the underlying interest variable, gains and losses on the interest exposure are usually eliminated by offsetting changes in the tested of the swap, making it a highly effective instrument in hedging variability.

At October 31, 2006, we had one interest rate swap agreement outstanding with Wells Fargo Bank designated as a cash flow hedge under SFAS No. 133 related to our Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay an interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, we exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%. The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2006, the effective portion of the hedge was a deferred gain of approximately $118,000. Over the next twelve months, we expect to reclassify approximately $58,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, would impact earnings when it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2006.

We assess effectiveness of the hedge instrument regularly.

Note 8: Commitments

The following table sets forth our contractual obligations as of October 31, 2006 (in thousands).

	——————————— Payments due by period ———————————
Fiscal Year	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$42,935	$6,814	$13,185	$12,306	$10,630
Loan obligations	8,215	1,429	2,857	2,857	1,072
Purchase obligations	7,339 ----------	6,843 ----------	496 ----------	— ----------	— ----------
Total	$58,489 ======	$15,086 ======	$16,538 ======	$15,163 ======	$11,702 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the second quarter of fiscal year 2006, we entered into two new facility lease agreements. One lease is for our office in Maryland and the other is for our new location in Florida. These obligations are included in the table above. Rent expense under operating leases was approximately $6,252,000, $4,987,000, and $4,280,000 in fiscal years 2006, 2005, and 2004, respectively.

Note 9: Income Taxes

The provision (benefit) for income taxes for the years ended October 31, 2006, 2005, and 2004 consists of the following (in thousands).

	————— Year Ended October 31, —————
	2006	2005	2004 (Restated)
Federal
Current	$3,617	$5,712	$6,206
Deferred	272 ---------	(717) ---------	(182) ---------
	3,889	4,995	6,024
State
Current	930	824	451
Deferred	41 ---------	416 ---------	(916) ---------
	971 ---------	1,240 ---------	(465) ---------
Total	$4,860 ======	$6,235 ======	$5,559 ======

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes as follows (in thousands).

	————— Year Ended October 31, —————
	2006	2005	2004 (Restated)
Computed expected tax provision	$3,215	$5,418	$6,250
State income tax, net of federal benefit	481	764	(272)
Stock-based compensation	920	—	4
Valuation allowance	—	—	(357)
Other items	244 ---------	53 ---------	(66) ---------
Total	$4,860 ======	$6,235 ======	$5,559 ======
Effective tax rate	52.90%	40.28%	31.13%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands).

	———— October 31, ————
	2006	2005 (Restated)
Deferred tax assets:
Accrued expenses and reserves	$2,638	$2,612
Net operating loss (NOL) carry forward	3,616	5,603
Stock-based compensation	956	187
Depreciation and amortization	931	—
Other items	416 ---------	1,999 ---------
Total deferred tax assets	8,557	10,401
Deferred tax liabilities:
Accrued expenses and reserves	(855)	(1,655)
DTI – Intangibles	(441)	(868)
Other items	— ---------	(65) ---------
Total deferred tax liabilities	(1,296) ---------	(2,588) ---------
Total deferred tax assets/(liabilities)	$7,261 ======	$7,813 ======

Current deferred tax asset balances at October 31, 2006, and 2005 were approximately $1,806,000 and $1,795,000, respectively, and included in prepaids and other current assets in the accompanying balance sheets. Long-term deferred tax assets balances at October 31, 2006, and 2005 were approximately $5,455,000 and $6,018,000, respectively, and are included in long-term deferred tax assets in the accompanying balance sheets.

As a result of our acquisition of DTI in fiscal year 2005, we incorporated DTI’s net deferred tax assets of approximately $4.3 million, which are related to DTI’s net operating loss (NOL). The DTI NOL carried forward is limited each year as to its utilization against our taxable income pursuant to Section 382 of the Internal Revenue Code. However, while there is a yearly limitation on utilization of the NOL, there is no reduction in the total amount of the NOL that may be recognized and eventually utilized in the carry forward years. The NOL acquired as of July 1, 2005, was generated as a result of the compensation expense incurred due to the acceleration of unvested common stock options by DTI, immediately prior to the acquisition. We later determined that the DTI NOL available from the date of acquisition was less than originally recorded. As a result, the Company reversed approximately $239,000 of NOL deferred tax assets by increasing our goodwill in fiscal year 2006. The DTI NOL available as of October 31, 2006, is approximately $9.3 million, $6.0 million, and $9.3 million for federal, California, and Virginia state purposes, respectively. The federal and state NOL acquired from DTI may be carried forward up to fiscal year 2025 to offset future taxable income. As of October 31, 2006, management has determined that our deferred tax assets are “more likely than not” to be realized in future periods and, therefore, we have not provided a valuation allowance on the deferred tax asset. The future use of the net deferred tax asset will not result in effective tax rate benefits because the asset has been accounted for in the purchase of DTI.

In addition, we acquired income tax receivables from DTI due to a carryback of DTI net operating losses of approximately $2 million against previously taxed DTI income. At October 31, 2006, this balance was approximately $647,000.

The valuation allowance originally recorded in fiscal year 2001 decreased in fiscal year 2004, bringing the ending balance to zero.

Note 10: Retirement Plan

All employees who perform at least 1,000 hours of service per year are covered under our retirement plan (the Retirement Plan). Company contributions to the Retirement Plan, maintained by an outside administrator, are discretionary and currently are at the rate of 4% of qualified compensation up to a maximum of $220,000 per employee per annum. We accrue the accumulated contributions, which are payable biweekly to the Retirement Plan’s administrator. We have incurred approximately $2,916,000, $2,473,000, and $1,995,000 in expense under the Retirement Plan for fiscal years 2006, 2005, and 2004, respectively.

Note 11: Segment Reporting

We have reviewed our business operations and determined that we operate in a single homogeneous business segment. We sell similar products and services with similar economic characteristics to similar classes of customers, primarily to the United States Government, its agencies, or prime contractors for the United States Government. The technologies and the operations of our divisions are highly integrated. Revenues and costs are reviewed monthly by management on an individual contract basis as a single business segment.

Note 12: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $279,000, $263,000, and $195,000 for fiscal years 2006, 2005, and 2004, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to 1) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises and 2) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheet as of October 31, 2006, or 2005.

Legal proceedings. On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California: Berson v. Applied Signal Technology, Inc., No. 4:05-cv-1027 (SBA) (N.D. Cal.) and Sameyah v. Applied Signal Technology, Inc., No. 4:05-cv-1615 (SBA) (N.D. Cal.). The complaints, which are substantially identical, are brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of May 25, 2004, through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. A putative class member has moved for appointment as lead plaintiff, and the litigation is in the preliminary stage. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting by using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in “Part II, Item 8: Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B: Other Information

None.

Part III

The information required by Part III is incorporated by reference from the information identified below contained in the Applied Signal Technology, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on March 14, 2007 (the Proxy Statement). The Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this annual report.

Item 10: Directors and Executive Officers of the Registrant

The information required by this item pursuant to Item 401 of Regulation S-K concerning our Board of Directors is incorporated by reference to the information in the section entitled “Proposal No. 1, Election of Directors” in the Proxy Statement.

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

The Board of Directors of Applied Signal Technology, Inc. has adopted a code of ethics that applies to our principal executive officers, principal financial officer, and controller, as well as all other employees. A copy of this code of ethics has been posted on our Internet website at www.appsig.com. In addition, hard copies can be obtained free of charge through our investor relations department. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relate to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

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

Part IV

Item 15: Exhibits and Consolidated Financial Statement Schedules

(a) (1) and (2) The following consolidated financial statements of Applied Signal Technology, Inc. are filed as part of this report under Item 8:

Balance Sheets – October 31, 2006, and 2005

Statements of Operations – Years ended October 31, 2006, 2005, and 2004

Statement of Shareholders’ Equity – Years ended October 31, 2006, 2005, and 2004

Statements of Cash Flows – Years ended October 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements – October 31, 2006

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Listing of Exhibits – See Exhibit Index on page 82 of this report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology Inc. (Registrant)
Dated January 26, 2007	/s/ Gary L. Yancey Gary L. Yancey, President, Chief Executive Officer, and Chairman of the Board

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

Signature	Date	Title
/s/ Gary L. Yancey Gary L. Yancey	January 26, 2007	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)
/s/ James E. Doyle James E. Doyle	January 26, 2007	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Milton E. Cooper Milton E. Cooper	January 26, 2007	Director
/s/ John P. Devine John P. Devine	January 26, 2007	Director
/s/ David D. Elliman David D. Elliman	January 26, 2007	Director
/s/ Robert Richardson Robert Richardson	January 26, 2007	Director
/s/ John R. Treichler John R. Treichler	January 26, 2007	Director
/s/ Stuart G. Whittelsey, Jr. Stuart G. Whittelsey, Jr.	January 26, 2007	Director

Annual Report on Form 10-K
Item 15(b)

Exhibits

Year Ended October 31, 2006

Applied Signal Technology Inc.
400 West California Avenue
Sunnyvale, CA 94086

AST
Index to Exhibits

Exhibit Number	Description of Document
2.1	Agreement of Merger of Mercury Acquisition Corporation, a California Corporation, and Dynamics Technology, Inc., a California Corporation, dated July 1, 2005
3.1(1)	Second Amended and Restated Articles of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnification Agreement for directors and officers*
10.3(6)	1991 Stock Option Plan and forms of agreements thereunder*
10.4(1)	1993 Employee Stock Purchase Plan
10.6(1)	Summary Plan Description of 401(k) Retirement Plan*
10.7(2)	Lease Agreement, dated August 21, 1985 with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8(3)	Lease Agreements, dated November 23, 1994 with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.9(4)	Lease Agreement, dated May 31, 1996 with Constellation Real Estate, Inc., for 135 National Business Parkway
10.10(5)	Amendments to Lease Agreements, dated November 23, 1994 with Lincoln Property Company Management Services, Inc.
10.11(9)	2000 Stock Option Plan and forms and agreements thereunder*
10.16(8)	Amendments to Lease Agreements, dated July 30, 2001 with Sunnyvale Business Park
10.17(7)	2001 Stock Option Plan and forms of agreements thereunder*
10.18(8)	Amendments to Lease Agreements, dated September 20, 2000 with Eden Roc Partnership
10.19(8)	Amendments to Lease Agreements, dated April 19, 2001 with Sunnyvale Business Park
10.20(10)	2001 Stock Option Plan (as amended through January 20, 2003)*
10.21(10)	Line of Credit Agreement, dated January 27, 2003 with Wells Fargo Bank, National Association
10.22(10)	Security Agreement, dated January 27, 2003 with Wells Fargo Bank
10.23(12)	Second Amendment to Lease Agreement, dated December 31, 2003, with Constellation Real Estate, Inc.
10.24(12)	Third Amendment to Lease Agreement, dated January 24, 2004, with Carr America Realty Corp.
10.25(12)	Annual Incentive Plan*
10.26(13)	Amendment to the Line of Credit Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.27(13)	Security Agreement, dated February 12, 2004 with Wells Fargo Bank, National Association
10.28(13)	Stock Incentive Plan*
10.29(14)	Second Amendment to Lease Agreement, dated May 18, 2004, with Eden Roc Partnership
10.30(14)	Executive Retention and Severance Plan*
10.31(15)	Revised Notice of Option Grant Form for the 2000 Stock Option Plan*
10.32(15)	Revised Notice of Option Grant Form for the 2001 Stock Option Plan*
10.33(15)	Revised Notice of Grant Form for the 2004 Stock Incentive Plan*
10.34(19)	Executed Interest Rate Master Agreement, dated June 2, 2005
10.36(19)	Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc. Dated April 4, 1984
10.37(19)	First Amendment to Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc., dated June 30, 1985
10.38(19)	Second Amendment to Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc., dated July 14, 1989
10.39(19)	Third Amendment to Lease Agreement Between the DABP Associated and Dynamics Technology, Inc., dated October 29, 1990
10.40(19)	Fourth Amendment to Lease Agreement Between the Del Amo Business Plaza and Dynamics Technology, Inc., dated September 2, 1992
10.41(19)	Fifth Amendment to Lease Agreement Between the Del Amo Business Plaza Partners, L.P. and Dynamics Technology, Inc., dated September 15, 1997
10.42(19)	Sixth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated May 30, 2002
10.43(19)	Seventh Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated August 29, 2003
10.44(19)	Eighth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated October 29, 2004
10.45(19)	Ninth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated April 27, 2005
10.46(19)	Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated May 16, 2003
10.47(19)	First Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated June 4, 2004
10.48(19)	Amendment to Executed Loan Agreement, dated June 8, 2005
10.49(19)	Fourth Amendment to Lease Between Eden Roc Partnership and Applied Signal Technology, Inc., dated May 3, 2005
10.50(16)	Second Amendment to Line of Credit Agreement, dated February 25, 2005, with Wells Fargo Bank, National Association
10.51(17)	Lease Agreement, dated January 31, 2003 with Tom M. Lacey Family Limited Partnership.
10.52(18)	Executed Loan Agreement, dated June 8, 2005
10.53(20)	Second Amendment to Deed of Lease, dated August 31, 2005 with RREEF America Reit II Corp
10.54(21)	Second Amendment to Line of Credit Agreement, dated March 1, 2006, with Wells Fargo Bank, National Association
10.55(22)	First Amendment to Lease Termination and Mutual Release Agreement with NBP, 131-133-141, LLC
10.56(22)	Second Amendment to Agreement of Lease with NBP306, LLC
14.1(11)	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Management contract or compensatory plan, contract, or arrangement

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

(3) Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Form 10-K for fiscal year 1994 dated January 27, 1995.

(4) Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Form 10-K for fiscal year 1996 dated January 29, 1997.

(5) Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Form 10-K for fiscal year 1996 dated January 29, 1997.

(6) Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Form 10-Q filed on June 16, 1997, for the quarter ended May 2, 1997.

(7) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders held on March 15, 2001, filed on February 5, 2001.

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

(20) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year of fiscal year 2005 dated January17, 2006.

(21) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year of fiscal year 2006 dated March 7, 2006.

(22) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the second quarter of fiscal year of fiscal year 2006 dated June 1, 2006.