Form 10-Q
period 2007-03-09
APPLIED SIGNAL TECHNOLOGY INC
filed 2007-03-09
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended February 2, 2007

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
The number of shares of the Registrant’s common stock outstanding as of February 2, 2007, was 12,137,612.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
(in thousands, except per-share data)

	——— Three Months Ended ———
	February 2, 2007	January 27, 2006
Revenues from contracts	$43,544	$33,553
Operating expenses:
Contract costs	28,860	22,068
Research and development	3,585	3,589
General and administrative	7,959 ----------	5,370 ----------
Total operating expenses	40,404 ----------	31,027 ----------
Operating income	3,140	2,526
Interest income and other, net	333	176
Interest expense	173 ----------	154 ----------
Income before provision for income taxes	3,300	2,548
Provision for income taxes	1,437 ----------	1,236 ----------
Net income	$1,863 ======	$1,312 ======
Net income per common share:
Basic	$0.16	$0.11
Diluted	$0.15	$0.11
Number of shares used in calculating net income per common share:
Basic	11,973	11,617
Diluted	12,171	11,919

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	February 2, 2007 (unaudited)	October 31, 2006†
Current assets:
Cash and cash equivalents	$4,346	$4,194
Short term investments	21,045 ----------	25,651 ----------
Total cash and cash equivalents and short-term investments	25,391	29,845
Accounts receivable:
Billed	14,941	20,766
Unbilled	30,318 ----------	19,813 ----------
Total accounts receivable	45,259	40,579
Inventory	9,756	6,078
Refundable income taxes	647	647
Prepaid and other current assets	7,848 ----------	12,306 ----------
Total current assets	88,901	89,455
Property and equipment, at cost:
Machinery and equipment	39,423	39,224
Furniture and fixtures	4,618	4,614
Leasehold improvements	14,343	14,278
Construction in process	233 ----------	195 ----------
	58,617	58,311
Accumulated depreciation and amortization	(42,641) ----------	(41,496) ----------
Net property and equipment	15,976	16,815
Long-term investments	3,107	2,802
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	1,099	1,260
Long-term deferred tax asset	5,724	5,455
Other assets	869 ----------	781 ----------
Total assets	$135,640 ======	$136,532 ======

Applied Signal Technology, Inc.
Balance Sheets (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	February 2, 2007 (unaudited)	October 31, 2006†
Current liabilities:
Accounts payable	$3,643	$5,253
Accrued payroll and related benefits	11,399	13,844
Note payable	1,429	1,429
Income taxes payable	—	—
Other accrued liabilities	1,721 ----------	1,741 ----------
Total current liabilities	18,192	22,267
Long-term note payable	6,309	6,786
Accrued rent	1,371	1,354
Other long-term liabilities	484	495
Shareholder’s equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 12,137,612 at February 2, 2007 and 11,922,103 at October 31, 2006	56,581	53,295
Retained earnings	52,619	52,272
Accumulated other comprehensive income	84 ----------	63 ----------
Total shareholders’ equity	109,284 ----------	105,630 ----------
Total liabilities and shareholders’ equity	$135,640 ======	$136,532 ======
† The balance sheet at October 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents (unaudited)
(in thousands)

	——— Three Months Ended ———
	February 2, 2007	January 27, 2006
Operating Activities
Net income	$1,863	$1,312
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,386	1,272
Stock-based compensation	1,146	1,141
Tax benefit related to stock plan	30	174
Excess tax benefits from stock-based payment arrangements	(15)	(93)
Changes in:
Accounts receivable	(4,680)	146
Inventory, prepaid expenses, and other assets	448	(5,987)
Accounts payable, taxes payable, and accrued liabilities	(4,112) ----------	(8,304) ----------
Net cash used in operating activities	(3,934)	(10,339)
Investing Activities
Purchases of available-for-sale securities	(23,174)	—
Maturities of available-for-sale securities	27,440	3,200
Additions to property and equipment	(355) ----------	(947) ----------
Net cash provided by investing activities	3,911	2,253
Financing Activities
Issuances of common stock	2,128	2,079
Excess tax benefits from stock-based payment arrangements	15	93
Term loan	(477)	(358)
Dividends paid	(1,491) ----------	(1,441) ----------
Net cash provided by financing activities	175	373
Net decrease in cash and cash equivalents	152	(7,713)
Cash and cash equivalents, beginning of period	4,194 ----------	18,920 ----------
Cash and cash equivalents, end of period	$4,346 ======	$11,207 ======
Supplemental disclosures of cash flow information:
Interest paid	$173	$154
Income taxes paid	$36	$1,380

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
February 2, 2007

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc., (AST) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and naturally occurring signals. The processing of man-made signals includes communications intelligence (COMINT) and electronic intelligence (ELINT). The processing of natural signatures includes the use of sonar, radar, magnetic, and chemical sensors to detect changes in the environmental phenomenology. Our primary customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

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

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ending February 2, 2007, are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. The balance sheet at October 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Principles of Consolidation

The financial statements include the accounts of AST and its wholly owned subsidiary, Dynamics Technology, Inc. (DTI). All significant intercompany transactions have been eliminated.

Revenues and Contract Accounting

Revenues and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts (SOP 81-1). These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products and perform related services according to specifications provided by the customer. A limited number of standalone software contracts are recognized in accordance with the AICPA Statement of Opinion 97-2, Software Revenue Recognition (SOP 97-2).

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs), including overhead, research and development, and general and administrative expenses. We do not apply indirect costs to subcontract costs that are in excess of $250,000 and meet certain other predetermined criteria.

We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned.

Our policy for recognizing interim award fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion thereof will be earned, on a contract-by-contract basis. Management bases its assessments on numerous factors including contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized in whole or in part until management determines that it is probable that the award fee or portion thereof will be earned. Historically, management’s assessment has generally been consistent with the actual fees awarded. However, changes in facts and circumstances could arise within an award fee period, causing management to either lower or raise the award fee estimate in the period in which the changes occur.

Our engineering services contracts are typically performed under time-and-materials contracts on a level-of-effort basis. We recognize revenue for these contracts by applying a negotiated billing rate to the level of effort.

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations, as they are incurred (incurred costs). Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated costs to complete. On fixed-price contracts, we bear any unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, and these costs could have a materially adverse effect on our results of operations.

The following table represents our revenue concentration during the respective periods by contract type.

	——— Three Months Ended ———
	February 2, 2007	January 27, 2006
Cost-reimbursement contracts	76%	82%
Fixed-price contracts	18%	16%
Time-and-materials contracts	6% ----------	2% ----------
	100% ======	100% ======

Three contracts represented an aggregate of 51% of revenues for the three-month period ending February 2, 2007, and four contracts represented an aggregate of 36% of revenues for the three-month period ending January 27, 2006. These contracts are all cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending February 2, 2007, and October 31, 2006, were approximately $2,565,000 and $5,667,000, respectively. Approximately $4,492,000 of the October 31, 2006, balance was recognized as revenue during the three months ended February 2, 2007. Included in precontract costs is approximately $569,000 associated with an individual contract for which we filed a formal claim against the U.S. Government. This is a formal request for reimbursement for work performed on this contract. Even though we believe we will ultimately prevail on this claim, there can be no assurance that this will happen. In the event we are unsuccessful, operating income will decline by approximately $569,000.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust our planned indirect spending during the year, modify our billing rates to our customers through the Defense Contract Audit Agency in accordance with Federal Acquisition Regulations, or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At February 2, 2007, the unfavorable rate variance was approximately $2,760,000 and at January 27, 2006, the unfavorable rate variance was approximately $3,407,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense.

There was no charge to bad debt expense during the first three months of fiscal years 2007 or fiscal year 2006.

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

Disposed items included units in various stages of completion. The charges associated with disposed work in process and finished goods are included in contract costs in our statement of operations. Amounts associated with disposed raw materials are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of inventory were not significant during the first three months of fiscal years 2007 and 2006.

Income Taxes

Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate and any discrete items that occur during any interim period. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate primarily due to the impact of stock-based compensation expense for our employee stock purchase plan and stock option and stock incentive plans. Please refer to “Note 7: Provision for Income Taxes” for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first three months of fiscal year 2007 or fiscal year 2006.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our remaining securities are classified as available for sale and are carried at fair market value in short-term and long-term investments. At February 2, 2007, all of our short-term and long-term investments consist of tax-exempt securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term and long-term investments is determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for the first three months of fiscal year 2007 or fiscal year 2006.

The following tables summarize our cash, cash equivalents, short-term securities, and long-term securities (in thousands).

	————————— February 2, 2007 —————————
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$4,346	$—	$4,346
Short-term, available-for-sale securities:
Tax exempt	21,047	(2)	21,045
Long-term, available-for-sale securities:
Tax exempt	3,109 ----------	(2) ----------	3,107 ----------
	$28,502 ======	$(4) ======	$28,498 ======

	————————— October 31, 2006 —————————
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$4,194	$—	$4,194
Short-term, available-for-sale securities:
Tax exempt	25,651	—	25,651
Long-term, available-for-sale securities:
Tax exempt	2,801 ----------	1 ----------	2,802 ----------
	$32,646 ======	$1 ======	$32,647 ======

The following table summarizes the maturities of our available-for-sale investments (in thousands).

	February 2, 2007	October 31, 2006
Due in one year or less	$21,045	$25,651
Due in one to two years	3,107 ----------	2,802 ----------
	$24,152 ======	$28,453 ======

Restricted Cash

We had restricted cash balances of approximately $571,000 and $582,000 at February 2, 2007, and at October 31, 2006, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $177,000 and $177,000 was included in prepaids and other current assets at February 2, 2007, and at October 31, 2006, respectively. Approximately $394,000 and $405,000 was included in other assets at February 2, 2007, and at October 31, 2006, respectively.

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

Goodwill and Long-Lived Asset Valuation

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

We compare the fair value of the reporting unit with the carrying amount of the reporting unit. We consider AST to be one reporting unit. For further information, see “Note 6: Segment Reporting.” To perform the goodwill impairment test, we determine the fair value of our reporting unit and compare the fair value to the reporting unit’s carrying value. If the reporting unit’s carrying value were to exceed its fair value, we would perform the second step of the impairment test. In the second step, we would compare the implied value of the reporting unit’s goodwill to its carrying value of goodwill. If no impairment exists under step one, then step two is not necessary.

No indicators of impairment existed at February 2, 2007.

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

We assess recoverability based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. We recognize an impairment loss when the carrying amount is not recoverable and exceeds fair value.

No indicators of impairment existed at February 2, 2007.

Net Income Per-Share Data

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

The per-share data is as follows (in thousands, except per-share amounts):

	February 2, 2007	January 27, 2006
Numerator
Net income	$1,863 =======	$1,312 =======
Denominator
Weighted average number of common shares outstanding used to compute net income per common share – basic	11,973	11,617
Effect of dilutive stock options	198 -----------	302 -----------
Shares used to compute net income per common share – diluted	12,171 =======	11,919 =======
Net income per common share – basic	$0.16	$0.11
Net income per common share – diluted	$0.15	$0.11

For the first three months of fiscal year 2007 and the first three months of fiscal year 2006, the exercise prices of approximately 947,000 and 566,000 potential common shares, respectively, were greater than the market value, and therefore we excluded those shares from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive. We also excluded an additional 37,000 and 204,000 potential common shares from the diluted net income per common share computation for the first three months of fiscal years 2007 and 2006, respectively, as their effect would be antidilutive under the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R).

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	——— Three Months Ended ———
	February 2, 2007	January 27, 2006
Net income	$1,863	$1,312
Unrealized gain on securities, net of tax	(4)	3
Unrealized gain (loss) on derivative, net of tax	25 ----------	(64) ----------
Comprehensive income	$1,884	$1,251

Accumulated other comprehensive income as of February 2, 2007, was approximately $84,000, and as of October 31, 2006, was approximately $63,000.

Dividends

The company currently intends to continue the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends were paid on February 16, 2007, to shareholders of record at February 2, 2007, and are expected to be paid on May 18, 2007, August 17, 2007, and November 16, 2007, to shareholders of record at May 4, 2007, August 3, 2007, and October 31, 2007.

We paid dividends of approximately $1,491,000 during the first three months of fiscal year 2007 and approximately $1,441,000 during the first three months of fiscal year 2006.

At February 2, 2007, and October 31, 2006, accrued dividends of approximately $1,516,000 and $1,491,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have stock-based compensation programs that enable our Board of Directors to award employee equity incentives. These programs include incentive and non-statutory stock options granted under various plans, and restricted stock awards. Stock options are generally time based, vesting 20% on each anniversary of the grant date over five years, and expiring eight or ten years from the grant date, conditioned on continued employment of the employee.

Prior to fiscal year 2006, we used stock options as the primary component of our stock-based incentive plans for officers and directors. During the second quarter of fiscal year 2006, the compensation committee elected to grant restricted stock to our officers and directors. During the first quarter of fiscal year 2007, the compensation committee elected to grant restricted stock to our officers as part of their annual compensation review. In addition, we granted restricted stock to a newly hired non-officer employee during the first quarter of fiscal year 2007. The restrictions will lapse in four equal annual installments, on each anniversary of the grant date, conditioned on continued employment of the employee.

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

As of February 2, 2007, there were a total of approximately 715,385 shares reserved for future issuance under the plans.

In fiscal year 2006, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards that are ultimately expected to vest. We elected to use the modified prospective transition method as permitted by SFAS 123R. Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For awards granted prior to, but not yet vested, as of November 1, 2005, stock-based compensation expense was based on the grant-date fair value previously estimated, using the Black-Scholes valuation model, in accordance with the original provisions of SFAS 123. We recognize the stock compensation expense on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

The following table sets forth the total stock-based compensation expense resulting from the grant of stock options, restricted stock awards, and purchases under ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	Three Months Ended February 2, 2007	Three Months Ended January 27, 2006
Contract costs	$644	$693
Research and development	54	75
General and administrative	448 ----------	373 ----------
Stock-based compensation expense before income taxes	$1,146	$1,141
Income taxes	243 ----------	180 ----------
Stock-based compensation expense after income taxes	$903	$961
Reduction to basic net income per share	$0.08	$0.08
Reduction to diluted net income per share	$0.07	$0.08

The fair value of options granted and shares issued under the ESPP by the Company was estimated based on the Black-Scholes valuation model using the following weighted average assumptions:

	Employee Stock Options	——— Employee Stock Purchase Plan ———
	Three Months Ended January 27, 2006	Three Months Ended February 2, 2007	Three Months Ended January 27, 2006
Risk-free interest rate	4.5%	4.8%	4.4%
Expected life (years)	5.0	1.25	1.25
Expected volatility	50%	37%	40%
Expected dividends	3.0%	2.8%	2.2%
Weighted average fair value	$7.10	$4.87	$5.88

There were no options granted during the first three months of fiscal year 2007.

Our determination of the grant date fair value of stock-based compensation using an option pricing model and the resulting compensation expense that is recognized are affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These factors include, but are not limited to, our expected stock price volatility, the projected life of the stock option, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock options and the expense recognized.

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date.

The expected life of the options represents the period that we expect the stock-based awards will be outstanding and is determined based on our historical experience of similar awards, considering contractual terms, exercise patterns, and vesting schedules. We used a five-year expected life for grants made to our employees during fiscal year 2006, and if we had granted options to employees during the first quarter of fiscal year 2007, we would have used a five-year expected life, as well. Although no options were granted to executives in the first quarters of fiscal year 2006 and 2007, for any such grants in the future, we will use a six-year expected life for grants to executive officers because we have determined that our executives, who have additional restrictions imposed by securities regulations regarding trading of their stock options, will likely hold their options for a longer period of time than other employees. The expected life used for our ESPP is based on the six-month purchase periods within each twenty-four-month offering period.

Our computation of expected volatility for both stock options and ESPP purchases for the three-month periods ended February 2, 2007, and January 27, 2006, reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility.

The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price.

Stock-based compensation expense recognized in the consolidated statement of operations in the first quarters of fiscal year 2007 and 2006 reflects estimated forfeitures, which are based on historical option forfeitures.

Net cash proceeds from the exercise of stock options were approximately $324,000 for the three-month period ended February 2, 2007, and approximately $490,000 for the three-month period ended January 27, 2006. The net cash proceeds associated with our ESPP were $1,805,000 for the three-month period ended February 2, 2007, and $1,589,000 for the three-month period ended January 27, 2006. The income tax benefit realized from stock option exercises during the first quarter of fiscal year 2007 was approximately $30,000 and $174,000 during the same period of fiscal year 2006. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock option activity for the three months ended February 2, 2007 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2006	1,547,779	$17.83
Grants	—
Exercised	(31,180)	$10.38
Forfeitures or expirations	(12,509) -----------	$17.13
Outstanding at February 2, 2007	1,504,090	$17.99
Exercisable at February 2, 2007	859,486	$15.38

As of February 2, 2007, approximately $5,656,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 3.01 years.

Unrecognized compensation cost associated with our ESPP as of February 2, 2007, is approximately $2,320,000 and is expected to be recognized over a weighted average period of 1.82 years. On November 30, 2006, the closing stock price on our ESPP purchase date was lower than the closing stock price on the participants’ enrollment dates. Therefore 411 participants were withdrawn from their current offering period, and re-enrolled into a new twenty-four month offering period beginning on December 1, 2006. Consequently, approximately $758,000 of incremental compensation expense was added to our unrecognized compensation expense at December 1, 2006.

The following table summarizes our restricted stock grant activity for the three months ended February 2, 2007.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2006	61,875	$19.58
Grants	50,250	$15.83
Vested	—
Forfeitures	— -----------
Nonvested at February 2, 2007	112,125	$17.90

The fair value of our restricted stock is based on our closing stock price on the date of grant. Our unrecognized compensation cost related to nonvested (restricted) stock is $1,670,000, and is expected to be recognized over a weighted average period of 3.45 years.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized through a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. We adopted SFAS 154 at the beginning of fiscal year 2007. The adoption of SFAS 154 did not have a material impact on our financial statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. We adopted SFAS 155 at the beginning of fiscal year 2007. The adoption of SFAS 155 did not have a material impact on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. We adopted SAB 108 at the beginning of fiscal year 2007. The adoption of SAB 108 did not have a material impact on our financial statements.

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

On February 15, 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Earlier application is permitted provided the company also applies the provisions of Statement 157. We are evaluating the impact adopting SFAS 159 will have on our financial statements.

Note 2: Inventory and Precontract Costs

Inventories are stated at cost and consisted of the following (in thousands):

	February 2, 2007	October 31, 2006
Raw materials	$862	$768
Work in process	8,635	5,060
Finished goods	259 ----------	250 ----------
	$9,756	$6,078

At February 2, 2007, the unfavorable inventoried indirect rate variance increased work in process by approximately $2,760,000. At January 27, 2006, the unfavorable inventoried indirect rate variance increased work in process by approximately $3,407,000.

Disposal activities were not significant during the first three months of fiscal years 2007 and 2006.

Precontract costs are classified on the balance sheets as other current assets for all periods presented. Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. Precontract costs for the periods ending February 2, 2007, and October 31, 2006, were approximately $2,565,000 and $5,667,000, respectively. Included in precontract costs is approximately $569,000 associated with an individual contract for which we filed a formal claim against the U.S. Government. This is a formal request for reimbursement for work performed on this contract. Even though we believe we will ultimately prevail on this claim, there can be no assurance that this will happen. In the event we are unsuccessful, operating income will decline by approximately $569,000.

Note 3: Goodwill and Intangible Assets

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first quarter of fiscal year 2007.

Intangible assets. Information on our identifiable intangible assets that are subject to amortization is presented in the table below (in thousands).

		———————— February 2, 2007 ————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(908)	$812
Existing technology	5 years	340	(108)	232
Non-compete agreements	1 year	60	(60)	—
Patent	18 years	60	(5)	55
Trade name	1 year	90 ----------	(90) ----------	— ----------
Total		$2,270	$(1,171)	$1,099

All of our acquired identifiable intangible assets are subject to amortization and have approximate originally estimated useful lives as noted in the table above.

As of February 2, 2007, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
2007	$484
2008	453
2009	71
2010	49
2011–2023	42 ---------
Total	$1,099

The goodwill and identifiable intangible assets are related to our July 2005 acquisition of Dynamics Technology, Inc. (DTI) for a purchase price of approximately $31.4 million.

Note 4: Borrowing Arrangements

Revolving line of credit. At February 2, 2007, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank), will advance funds to us from time to time up to and including March 1, 2007, not to exceed at any time the maximum principal amount of $3 million. We are currently in the process of renewing this Line of Credit and we expect it will expire on March 1, 2008.

At February 2, 2007, we had two standby letters of credit under the Line of Credit totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California facilities lease, had an outstanding balance of approximately $1,220,000 at February 2, 2007. The second letter of credit was a requirement of our workers compensation insurance, and had an outstanding balance of approximately $150,000 at February 2, 2007.

Borrowings under the Line of Credit bear interest at the Bank’s reference rate (8.25% at February 2, 2007), and interest on those borrowings are payable monthly. No fees were associated with the unused portion of the committed amount. As security for our indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.3206% during the January 2007 calculation period). Our Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of February 2, 2007, we were in compliance with these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan and manage this exposure through the use of derivatives and other strategies. The derivative instrument employed, an interest rate swap, is considered a cash flow hedge and accounted for under FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). A derivative contract references an underlying variable, such as an interest rate index, a foreign currency exchange rate, or a commodity value. The payment, or settlement, obligation arising from a derivative is calculated by applying the terms of the contract to changes in the value of the reference variable during a calculation period. Derivatives may trade on exchanges, such as most common stock options, or may be private (over the counter) arrangements between two parties.

We entered into an over the counter interest rate swap contract with Wells Fargo Bank designed to operate as a cash flow hedge for our Term Loan. Effectively, the swap converts the floating interest rate of the Term Loan into a predicable fixed rate. The use of an interest rate swap in this situation locks the variable interest expense associated with the debt and results in a fixed interest expense that is typically immune from subsequent market rate fluctuations. Since there is a high correlation between the hedged instrument (the swap) and the underlying interest variable, gains and losses on the interest exposure are usually eliminated by offsetting changes in the swap, making it a highly effective instrument in hedging variability.

At February 2, 2007, we had one interest rate swap agreement outstanding with Wells Fargo Bank designated as a cash flow hedge under SFAS 133 related to our Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, we exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%. The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At February 2, 2007, the effective portion of the hedge was a deferred net gain of approximately $87,000. Over the next twelve months, we expect to reclassify approximately $66,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of February 2, 2007.

Note 5: Contractual Obligations

The following table sets forth our contractual obligations as of February 2, 2007 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$46,294	$7,058	$11,963	$14,314	$12,959
Loan obligations	7,738	1,429	2,857	2,857	595
Purchase obligations	7,007 ----------	7,007 ----------	— ----------	— ----------	— ----------
Total	$61,039 ======	$15,494 ======	$14,820 ======	$17,171 ======	$13,554 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first quarter of fiscal year 2007, we entered into a new operating lease agreement of approximately $3,817,000 for our new facility in Torrance, California.

Note 6: Segment Reporting

We have reviewed our business operations and determined that we operate in a single homogeneous business segment. Each of our divisions sells similar products and services with similar economic characteristics to similar classes of customers, primarily to the U.S. Government, its agencies, or prime contractors for the United States Government. The technologies and the operations of our divisions are highly integrated. Revenues and costs are reviewed monthly by management on an individual contract basis as a single business segment.

Note 7: Provision for Income Taxes

Our provision for income taxes for the first three months of fiscal year 2007 was approximately $1,437,000, with an estimated annual effective tax rate of 44%. Our provision for income taxes for the first three months of fiscal year 2006 was approximately $1,236,000, representing an estimated annual effective tax rate of 48.5%.

Note 8: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the first three months of fiscal year 2007 and fiscal year 2006 were approximately $82,000 and $91,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of February 2, 2007, or October 31, 2006.

Legal proceedings. On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice and entered judgment in defendants’ favor. Plaintiffs appealed the judgment of dismissal on March 23, 2006; any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time, we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached condensed financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended October 31, 2005.

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “believes,” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this document under “Item 1A, Risk Factors.” The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC).

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

Revenue and cost recognition. The majority of our contracts with the United States Government, its agencies, or prime contractors with the United States Government are accounted for in accordance with the AICPA Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts (SOP 81-1). These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products, and perform related services according to specifications provided by the customer. A limited number of standalone software contracts are recognized in accordance with the AICPA Statement of Opinion 97-2, Software Revenue Recognition (SOP 97-2).

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs). Indirect costs include overhead, research and development, and general and administrative expenses. Stock compensation expense, which we began recognizing in fiscal year 2006, is generally not reimbursable under these contracts. We do not apply indirect costs to subcontract costs that are in excess of $250,000 and that meet certain other predetermined criteria. We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned. On cost-reimbursement contracts, we may bear unexpected cost increases for purposes of maintaining customer relationships. Historically, the effect on operating results and financial condition from cost-reimbursement losses has been minimal.

Our policy for recognizing interim fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned, on a contract-by-contract basis. Management bases its assessments on numerous factors, including contract terms, nature of the work to be performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or a portion thereof will be earned. Historically, management’s estimates have generally been consistent with the actual fees awarded. However, changes in facts and circumstances could arise within an award fee period, causing management to either lower or raise the award fee estimate in the period in which the changes occur.

Some of our engineering services are performed under time-and-materials contracts on a level-of-effort basis. We recognize revenue for these contracts by applying a negotiated billing rate to the level of effort.

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations, as they are incurred (incurred costs). Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated total costs to complete. On fixed-price contracts, we bear any unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, and these costs could have a materially adverse effect on results of operations and financial condition

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending February 2, 2007, and October 31, 2006 were approximately $2,565,000 and $5,667,000, respectively. Approximately $4,492,000 of the October 31, 2006, balance was recognized as revenue during the first quarter of fiscal year 2007. Included in precontract costs is approximately $569,000 associated with an individual contract for which we filed a formal claim against the U.S. Government. This is a formal request for reimbursement for work performed on this contract. Even though we believe we will ultimately prevail on this claim, there can be no assurance that this will happen. In the event we are unsuccessful, operating income will decline by approximately $569,000.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year, modify our billing rates to our customers through the Defense Contract Audit Agency, in accordance with Federal Acquisition Regulations, or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At February 2, 2007, the unfavorable inventoried indirect variance was approximately $2,760,000. At January 27, 2006, the unfavorable inventoried indirect rate variance was approximately $3,407,000.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate and any discrete items that occur during any interim period. We calculate this estimated tax rate based on the projected net income at the end of the fiscal year, and review it at each reporting period. At the end of the fiscal year, we adjust income tax expense for actual results. Our effective tax rate can differ from the statutory rate primarily due to the tax impact associated with stock-based compensation expense for our employee stock purchase plan and stock option and incentive plans. In addition, our effective tax rate can be greater than the statutory rate due to the non-tax-deductible nature of certain types of stock-based compensation expense. Please refer to “Notes to Condensed Consolidated Financial Statements, Note 7: Provision for Income Taxes” for the current year effective tax rate.

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

There was no charge to bad debt expense during the first quarter of fiscal years 2007 or fiscal year 2006.

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

Disposed items typically include units in various stages of completion. The charges associated with disposed work in process and finished goods are included in contract costs in our statement of operations. Amounts associated with disposed raw materials are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of inventory were not significant during the first three months of fiscal years 2007 and 2006, respectively

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first three months of fiscal years 2007 and 2006, we did not incur any price redeterminations on any of our contracts.

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

We compare the fair value of the reporting unit with the carrying amount of the reporting unit. We consider AST to be one reporting unit. For further information, see “Notes to Condensed Consolidated Financial Statements, Note 6: Segment Reporting.” To perform the goodwill impairment test, we determine the fair value of its reporting unit and compare the fair value to the reporting unit’s carrying value. Because the company consists of a single reporting unit, we compare the fair value of the company to the total net asset value on our books. If the reporting unit’s carrying value were to exceed its fair value, we would perform the second step of the impairment test. In the second step, we would compare the implied fair value of the reporting unit’s goodwill to its carrying amount. If no impairment exists under step one, then step two is not necessary.

No indicators of impairment existed at February 2, 2007.

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

We assess recoverability based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. We recognize an impairment loss when the carrying amount is not recoverable and exceeds fair value.

No indicators of impairment existed at February 2, 2007.

Share-based payment. We adopted SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), at the beginning of fiscal year 2006. Applying this complex standard to value equity-based compensation requires us to use significant judgment and to make estimates, particularly for the assumptions used in the Black-Scholes valuation model, such as stock price volatility and expected option lives, as well as for the expected option forfeiture rates.

We elected to use the modified prospective transition method as permitted by SFAS 123R. Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For awards granted prior to, but not yet vested, as of November 1, 2005, stock-based compensation expense was based on the grant-date fair value previously estimated, using the Black-Scholes valuation model, in accordance with the original provisions of SFAS 123. We recognize the stock compensation expense over the requisite service period of the award, which generally equals the vesting period of each grant.

Assumptions used in the Black-Scholes model are the expected stock price volatility over the expected life of the awards, the projected employee stock option’s life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock awards. Historical volatility, market-based implied volatility, or a combination of both will be considered when projecting the expected stock price volatility for both stock options and purchases under our ESPP. For the first quarters of fiscal year 2007 and 2006, we determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. For stock options granted in the first quarters of fiscal years 2007 and 2006, we are using a six-year expected life for executives and five years for employees. We estimated the expected life of the options based on historical observations of our stock, considering the average years of options actually exercised, vested and cancelled options, and outstanding and exercisable options. Due to our executives having additional restrictions on when they can trade their stock options, we believe they will likely hold their options for a longer period. At least once a year, we will assess the exercise behavior and determine if our current expected life assumptions need to change. The expected life used for our ESPP is based on the six-month purchase periods within each twenty-four-month offering period. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date.The expected dividend yield for both stock options and purchases under the ESPP is calculated by taking the total expected annual dividend payout divided by the average stock price per share.

The fair value of our restricted stock is based on our closing stock price on the date of grant.

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

At the beginning of fiscal year 2006, we adopted the provisions of SFAS 123R requiring us to recognize expense related to the fair value of our stock-based compensation awards that are ultimately expected to vest.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock, and ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	Three Months Ended February 2, 2007	Three Months Ended January 27, 2006
Contract costs	$644	$693
Research and development	54	75
General and administrative	448 ----------	373 ----------
Stock-based compensation expense before income taxes	$1,146	$1,141
Income taxes	243 ----------	180 ----------
Stock-based compensation expense after income taxes	$903	$961
Reduction to basic net income per share	$0.08	$0.08
Reduction to diluted net income per share	$0.07	$0.08

Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for further information.

Three Months Ended February 2, 2007, Compared to Three Months Ended January 27, 2006

Revenues and backlog. Revenues for the first quarter of fiscal year 2007 were approximately $43,544,000, a 29.8%increase from revenues of approximately $33,553,000 recorded in the first quarter of fiscal year 2006. The increase in revenues is due to our ability to recognize approximately $4,492,000 of pre-contract costs incurred during the fourth quarter of fiscal 2006, increased revenue generation of approximately $3,946,000 from our engineering development programs, and $1,552,000 from the sale of our products.

New orders received during the first quarter of fiscal year 2007 were approximately $39,149,000, an increase of 18.6% from approximately $33,006,000 in new orders received during the same period of fiscal year 2006. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At February 2, 2007, ending backlog was approximately $101,172,000, representing a 3.6% decrease from ending backlog of approximately $104,952,000 at October 31, 2006. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period.

Our contracts can be fixed-price contracts, where we agree to deliver equipment for a fixed price and assume the risk of cost overruns; cost-reimbursement, where we are reimbursed for our direct and indirect costs and paid a negotiated profit; or time-and-materials contracts where we recognize revenue for these contracts by applying a negotiated billing rate to the level-of-effort. Historically, we have achieved greater profit margins from our fixed-price contracts than from our cost-reimbursement and time-and-materials contracts. In recent years, our significant contracts have been cost-reimbursement contracts.

The following table represents our revenue concentration during the respective periods by contract type.

	Three Months Ended		Twelve Months Ended
	February 2, 2007	January 27, 2006	October 31, 2006
Cost-reimbursement contracts	76%	82%	79%
Fixed-price contracts	18%	16%	17%
Time-and-materials contracts	6% ------------	2% ------------	4% ------------
	100% =======	100% =======	100% =======

Three contracts represented an aggregate of 51% of revenues for the three-month period ending February 2, 2007, and four contracts represented an aggregate of 36% of revenues for the three-month period ending January 27, 2006. These contracts are all cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $28,860,000, or 66.3% of revenues, for the first quarter of fiscal year 2007 compared to approximately $22,068,000, or 65.8% of revenues for the same period of fiscal year 2006. Contract costs increased in absolute dollars and as a percentage of revenues during the first quarter of fiscal year 2007 compared to the same period of fiscal year 2006 primarily due to the ability to recognize approximately $3,108,000 of pre-contract costs, incurred during the fourth quarter of fiscal year 2006, as well as an overall increase in contract activities during the first quarter of fiscal year 2007.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,585,000, or 8.2% of revenues, for the first quarter of fiscal year 2007 compared to approximately $3,589,000, or 10.7% of revenues, for the same period of fiscal year 2006. R&D expenses were lower in the first three months of fiscal year 2007 as a percentage to revenue primarily due to higher revenue levels generated during the first quarter of fiscal year 2007 when compared to the same period in fiscal year 2006.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. General and administrative expenses were approximately $7,959,000, or 18.3% of revenues, for the first quarter of fiscal year 2007 compared to approximately $5,370,000, or 16.0% of revenues, for the same period of fiscal year 2006. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues during the first quarter of fiscal year 2007 was primarily due to the ability to recognize approximately $1,384,000 of pre-contract costs incurred during the fourth quarter of fiscal year 2006 and an increase of proposal activities during the first three months of fiscal year 2007.

Interest income and other, net. Net interest income for the first quarter of fiscal year 2007 was approximately $333,000 compared to net interest income of approximately $176,000 for the first quarter of fiscal year 2006. Interest income increased during the first three months of fiscal year 2007 due to higher investment balances and yields at the beginning of fiscal year 2007 when compared to the beginning of fiscal year 2006.

Interest expense. Interest expense for the first quarter of fiscal year 2007 was approximately $173,000 compared to approximately $154,000 of interest expense in the first quarter of fiscal year 2006

Provision for income taxes. Our provision for income taxes for the first quarter of fiscal year 2007 was approximately $1,437,000, representing a 44% effective tax rate. Our provision for income taxes for the first three months of fiscal year 2006 was approximately $1,236,000, representing a 48.5% effective tax rate. The difference in our estimated annual effective tax rate at February 2, 2007, from our effective tax rate at January 27, 2006, was primarily due to a projected decrease in our fiscal 2007 non-deductible stock-based compensation expense as a percentage of our taxable income; and due to projected increases in our tax-exempt interest related to certain short-term and long-term investments.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first three months of fiscal year 2007 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities used cash of approximately $3,934,000 and approximately $10,339,000 during the first three months of fiscal years 2007 and 2006, respectively. Net income for the first three months of fiscal year 2007 was approximately $1,863,000 compared to net income of approximately $1,312,000 for the comparable period of fiscal year 2006. The increase in net income is due primarily to increase of our revenues in the first quarter of fiscal year 2007 and decrease of our effective income tax rate for fiscal year 2007.

Accounts receivable balances increased during the first three months of fiscal year 2007 by approximately $4,680,000, and decreased by approximately $146,000 during the same period in fiscal year 2006. The increase in accounts receivable balances during the first quarter of fiscal year 2007 was due to contractual limitations, which caused a delay in our billings for certain efforts during the first quarter of fiscal year 2007.

Inventory, prepaid expenses, and other assets decreased during the first quarter of fiscal year 2007 by approximately $448,000 and increased during the first quarter of fiscal year 2006 by approximately $5,987,000. Precontract costs decreased other current asset balances during the first quarter of fiscal year 2007 by approximately $3,102,000, which was offset by an increase to the inventoried rate variance of approximately $2,760,000. During the same period of fiscal year 2006, precontract costs increased other current assets by approximately $2,473,000 and the inventoried rate variance increased by approximately $3,407,000.

The change in accounts payable, taxes payable, and accrued liabilities balances resulted in a net decrease of approximately $4,112,000 and approximately $8,304,000 during the first three months of fiscal years 2007 and 2006, respectively. Accounts payable and other accrued liabilities decreased approximately $1,667,000 during the first three months of fiscal year 2007 and decreased approximately $3,685,000 during the same period in fiscal year 2006. The primary difference between accounts payable activities during the first three months of fiscal years 2007 and 2006 is due to first quarter fiscal year 2007 payments for accruals from the previous fiscal year-end being lower than those payments made in the same period of fiscal year 2006.

Accrued payroll liabilities decreased by approximately $2,445,000 during the first three months of fiscal year 2007, and decreased by approximately $4,562,000 during the same period in fiscal year 2006. We paid bonuses, accrued at the end of fiscal year 2006, of approximately $1,792,000 during the first quarter of fiscal year 2007, compared to approximately $2,851,000 paid during the first quarter of fiscal year 2006, which were accrued at the end of fiscal year 2005. Accrued salaries declined during the first quarter of fiscal year 2007 by approximately $516,000 compared to a decline during the first quarter of fiscal year 2006 of approximately $1,739,000. The difference in activities for accrued salaries was due to the timing of our bi-weekly payroll.

Net cash from investing activities. Investing activities provided cash of approximately $3,911,000 and approximately $2,253,000 during the first three months of fiscal years 2007 and 2006, respectively. The primary difference between fiscal years 2007 and 2006 was due to an increase in the maturities of investment securities and fewer purchases of property and equipment during the first three months of fiscal year 2007.

Net cash from financing activities. Financing activities provided cash of approximately $175,000 during the first three months of fiscal year 2007 and approximately $373,000 during the same period in fiscal year 2006. The decrease in cash from financing activities between the first three months of fiscal years 2007 and 2006 is primarily due to a difference in payments of principal on our term loan of approximately $119,000.

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

Borrowing Arrangements

Revolving line of credit. At February 2, 2007, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank), will advance funds to us from time to time up to and including March 1, 2007, not to exceed at any time the maximum principal amount of $3 million. We are currently in the process of renewing this Line of Credit and we expect it will expire on March 1, 2008.

At February 2, 2007, we had two standby letters of credit under the Line of Credit totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California facilities lease, had an outstanding balance of approximately $1,220,000 at February 2, 2007. The second letter of credit was a requirement of our workers compensation insurance, and had an outstanding balance of approximately $150,000 at February 2, 2007.

Borrowings under the Line of Credit bear interest at the Bank’s reference rate (8.25% at February 2, 2007), and interest on those borrowings are payable monthly. No fees are associated with the unused portion of the committed amount. As security for our indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.3206% at February 2, 2007). Our Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of February 2, 2007, we were in compliance with these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of an interest rate swap agreement with the Bank. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap is considered a cash flow hedge and is accounted for under by SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

At February 2, 2007, we had one interest rate swap agreement outstanding with the Bank related to our $10 million Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation, which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At February 2, 2007, the effective portion of the cash flow hedge was a deferred net gain of approximately $87,000. Over the next twelve months, we expect to reclassify approximately $66,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, impacts earnings as it occurs. There is no ineffective portion of the outstanding swap as of February 2, 2007.

Contractual Obligations

The following table sets forth our contractual obligations as of February 2, 2007 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$46,294	$7,058	$11,963	$14,314	$12,959
Loan obligations	7,738	1,429	2,857	2,857	595
Purchase obligations	7,007 ----------	7,007 ----------	— ----------	— ----------	— ----------
Total	$61,039 ======	$15,494 ======	$14,820 ======	$17,171 ======	$13,554 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first quarter of fiscal year 2007, we entered into a new operating lease agreement of approximately $3,817,000 for our new facility in Torrance, California.

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized through a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. We adopted SFAS 154 at the beginning of fiscal year 2007. The adoption of SFAS 154 did not have a material impact on our financial statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. We adopted SFAS 155 at the beginning of fiscal year 2007. The adoption of SFAS 155 did not have a material impact on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. We adopted SAB 108 at the beginning of fiscal year 2007. The adoption of SAB 108 did not have a material impact on our financial statements.

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

On February 15, 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Earlier application is permitted provided the company also applies the provisions of Statement 157. We are evaluating the impact adopting SFAS 159 will have on our financial statements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates. The average maturity of our investment portfolio is 107 days as of February 2, 2007. Due to the short-term nature of these cash investments, we do not believe that there is a material interest rate risk. As of February 2, 2007, our total cash and investments balance that was sensitive to interest rate risk was approximately $28,498,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $75,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	February 2, 2007	October 31, 2006
Cash and cash equivalents	$4,346	$4,194
Short-term, available-for-sale securities:
Tax exempt	21,045	25,651
Long-term, available-for-sale securities:
Tax exempt	3,107 -----------	2,802 -----------
	$28,498 =======	$32,647 =======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, National Association (the Bank), the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (5.3206% at February 2, 2007).

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended February 2, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal proceedings. On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice and entered judgment in defendants’ favor. Plaintiffs appealed the judgment of dismissal on March 23, 2006; any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time, we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding.

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, which are set forth below. In addition to the following disclosures, please refer to the other information contained in this report, including the financial statements and related notes.

We may not be successful in our expansion of our products and markets, and may not realize the benefits of our investments in these new markets. We are subject to a number of special risks as a result of our acquisition of Dynamics Technology, Inc. (DTI). On July 1, 2005, we acquired DTI for approximately $30.1 million, plus estimated transaction costs. As a result of this acquisition, together with investments we are making in other areas complementary to our historic COMINT offerings, we are expanding our products, approaching new customers, and entering into new markets for advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. Our operations during fiscal year 2007 are expected to continue to be, substantially influenced by the operations of the businesses we acquired from DTI as well as from our continued investment in products and markets complementary to our existing and new businesses. This expansion subjects us to a number of risks and uncertainties, including:

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
  As a result of the acquisition of DTI, we incurred debt in the amount of $10 million, of which $7.7 million remains outstanding as of February 2, 2007, and our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.
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

Our backlog as of February 2, 2007, was approximately $101.2 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition; however, we received no such notifications in fiscal years 2007 or 2006.

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

Changes in stock option accounting rules have adversely impacted our operating results prepared in accordance with generally accepted accounting principles. We have historically used broad-based employee stock option programs to hire, incentivize, and retain our workforce in a competitive marketplace. In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. We adopted Statement 123R beginning with the first quarter of our 2006 fiscal year, and implemented the new standard on a prospective basis. We have incurred approximately $1,146,000 in stock compensation expense during the first quarter of fiscal year 2007. We expect to continue to incur compensation expense in the future. Please refer to “Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation.”

Any increased review of our financial disclosure, including any future restatement of earnings, could increase litigation risks and adversely impact our stock price. A number of recent financial reporting issues and practices have recently received enormous public scrutiny, including practices concerning the accounting for employee stock option grant practices. If we are required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles, that restatement could adversely affect our historic results and the trading price of our securities. The recent scrutiny regarding financial reporting may also result in an increase in litigation involving companies with publicly traded securities, such as us. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

We face litigation risks as a result of our stock option review and restatement of our financial statements. Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation, including the risk that derivative actions could be filed against us or certain current and former directors and officers based on allegations relating to our historical stock option practices. Litigation may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any lawsuit could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that any future litigation relating to our historical stock option practices will result in the same conclusions reached by us. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, which could adversely affect our business, results of operations, or financial condition.

We may in the future be subject to regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Any potential regulatory proceeding or action may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any potential regulatory proceeding or action could adversely affect our business, results of operations, or financial condition. We cannot assure that any future regulatory action relating to our historical stock option practices will result in the same conclusions reached by us. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, including criminal penalties, which could adversely affect our business, results of operations, or financial condition.

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

Applied Signal Technology, Inc. /James E. Doyle/	March 9, 2007
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

Exhibit Number	Description of Document
3.1	Second Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.57	Lease agreement with Hamilton Associates, LLC, dated December 15, 2006
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002