Form 10-Q
period 2007-06-11
APPLIED SIGNAL TECHNOLOGY INC
filed 2007-06-11
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended May 4, 2007

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
The number of shares of the Registrant’s common stock outstanding as of May 4, 2007, was 12,167,631.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
(in thousands, except per-share data)

	——— Three Months Ended ———		——— Six Months Ended ———
	May 4, 2007	April 28, 2006	May 4, 2007	April 28, 2006
Revenues from contracts	$41,054	$43,525	$84,598	$77,078
Operating expenses:
Contract costs	28,583	29,253	57,443	51,321
Research and development	3,410	4,698	6,995	8,287
General and administrative	6,585 ----------	6,834 ----------	14,544 ----------	12,204 ----------
Total operating expenses	38,578 ----------	40,785 ----------	78,982 ----------	71,812 ----------
Operating income	2,476	2,740	5,616	5,266
Interest income, net	105 ----------	49 ----------	265 ----------	71 ----------
Income before provision for income taxes	2,581	2,789	5,881	5,337
Provision for income taxes	1,001 ----------	1,266 ----------	2,438 ----------	2,502 ----------
Net income	$1,580 ======	$1,523 ======	$3,443 ======	$2,835 ======
Net income per common share:
Basic	$0.13	$0.13	$0.29	$0.24
Diluted	$0.13	$0.13	$0.28	$0.24
Number of shares used in calculating net income per common share:
Basic	12,039	11,712	12,006	11,665
Diluted	12,285	12,012	12,228	11,974

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	May 4, 2007 (unaudited)	October 31, 2006 †
Current assets:
Cash and cash equivalents	$4,991	$4,194
Short term investments	23,160 -----------	25,651 -----------
Total cash and cash equivalents and short-term investments	28,151	29,845
Accounts receivable:
Billed	20,008	20,766
Unbilled	18,648 -----------	19,813 -----------
Total accounts receivable	38,656	40,579
Inventory	12,111	6,078
Refundable income taxes	647	647
Prepaid and other current assets	8,587 -----------	12,306 -----------
Total current assets	88,152	89,455
Property and equipment, at cost:
Machinery and equipment	39,969	39,224
Furniture and fixtures	4,686	4,614
Leasehold improvements	14,411	14,278
Construction in process	231 -----------	195 -----------
	59,297	58,311
Accumulated depreciation and amortization	(43,794) -----------	(41,496) -----------
Net property and equipment	15,503	16,815
Long-term investments	5,134	2,802
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	938	1,260
Long-term deferred tax asset	5,875	5,455
Other assets	850 -----------	781 -----------
Total assets	$136,416 =======	$136,532 =======

Applied Signal Technology, Inc.
Balance Sheets (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	May 4, 2007 (unaudited)	October 31, 2006 †
Current liabilities:
Accounts payable	$3,360	$5,253
Accrued payroll and related benefits	11,394	13,844
Note payable	1,429	1,429
Income taxes payable	—	—
Other accrued liabilities	1,736 -----------	1,741 -----------
Total current liabilities	17,919	22,267
Long-term note payable	5,952	6,786
Accrued rent	1,389	1,354
Other long-term liabilities	495	495
Shareholder’s equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 12,167,631 at May 4, 2007 and 11,922,103 at October 31, 2006	57,930	53,295
Retained earnings	52,677	52,272
Accumulated other comprehensive income	54 -----------	63 -----------
Total shareholders’ equity	110,661 -----------	105,630 -----------
Total liabilities and shareholders’ equity	136,416 =======	$136,532 =======

† The balance sheet at October 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents (unaudited)
(in thousands)

	——— Six Months Ended ———
	May 4, 2007	April 28, 2006
Operating Activities
Net income	$3,443	$2,835
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,797	2,537
Stock-based compensation	2,222	2,266
Tax benefit related to stock plan	91	304
Excess tax benefits from stock-based payment arrangements	(54)	(159)
Changes in:
Accounts receivable	1,923	10,981
Inventory, prepaid expenses, and other assets	(2,805)	(8,657)
Accounts payable, taxes payable, and accrued liabilities	(4,420) ----------	(5,977) ----------
Net cash provided by operating activities	3,197	4,130
Investing Activities
Purchases of available-for-sale securities	(39,466)	—
Maturities and sales of available-for-sale securities	39,540	5,200
Additions to property and equipment	(1,085) ----------	(2,780) ----------
Net cash provided by (used for) investing activities	(1,011)	2,420
Financing Activities
Issuances of common stock	2,399	2,384
Excess tax benefits from stock-based payment arrangements	54	159
Term loan	(834)	(715)
Dividends paid	(3,008) ----------	(2,900) ----------
Net cash used for financing activities	(1,389)	(1,072)
Net increase in cash and cash equivalents	797	5,478
Cash and cash equivalents, beginning of period	4,194 ----------	18,920 ----------
Cash and cash equivalents, end of period	$4,991 ======	$24,398 ======
Supplemental disclosures of cash flow information:
Interest paid	$357	$333
Income taxes paid	$1,674	$3,754

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
May 4, 2007

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

ELINT derives intelligence from signals associated with weapons systems. Our investment in ELINT is directed toward the development of equipment for the collection and processing of weapons systems signals. This equipment will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness. Our ELINT initiatives are new, and to date we have derived no revenue from the sale of ELINT products or services.

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

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended May 4, 2007, are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. The balance sheet at October 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

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

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations, as they are incurred (incurred costs). Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated costs to complete. On fixed-price contracts, we bear the risk of any unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, and these costs could have a materially adverse effect on our results of operations.

The following table represents our revenue concentration during the respective periods by contract type.

	——— Three Months Ended ———		——— Six Months Ended ———
	May 4, 2007	April 28, 2006	May 4, 2007	April 28, 2006
Cost-reimbursement contracts	70%	77%	73%	79%
Fixed-price contracts	15%	17%	16%	17%
Time-and-materials contracts	15%	6%	11%	4%

Five contracts represented an aggregate of 50% and 52% of revenues for the respective three-month and six-month periods ended May 4, 2007. Six contracts represented an aggregate of 40% of revenues for the three-month and six-month periods ended April 28, 2006. One of the five significant contracts in fiscal year 2007 is a time-and-materials contract. All other contracts referenced in the paragraph are cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable.

Pre-contract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Pre-contract costs for the periods ended May 4, 2007, and October 31, 2006, were approximately $2,452,000 and $5,667,000, respectively. Approximately $5,151,000 of the October 31, 2006, balance was recognized as revenue during the six months ended May 4, 2007. At the end of the first quarter of fiscal year 2007, approximately $569,000 that was included in pre-contract costs was associated with an individual contract for which we had filed a formal claim against the U.S. Government. This was a formal request for reimbursement for work performed on this contract. During the second quarter of fiscal year 2007, the claim was rejected and we reduced pre-contract costs and operating income by $569,000.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust our planned indirect spending during the remainder of the fiscal year, modify our billing rates to our customers through the Defense Contract Audit Agency in accordance with Federal Acquisition Regulations, or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease inventory. Fee percentages on fixed-price and cost-reimbursement contracts will generally decline as a result of any increase to indirect costs. If our rate variance is favorable, the modification of our billing rates will decrease revenue and operating expenses, and increase inventory. In this event, fee percentages on fixed-price contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds allocated to the program. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At May 4, 2007, the unfavorable rate variance was approximately $4,491,000, and was reduced by an additional reserve of $300,000, for a net unfavorable variance of approximately $4,191,000. The reserve was recorded as an increase to operating expenses and a decrease to inventory, and represents the estimated amount of profit that is not expected to be recovered through contract activities during the remainder of the fiscal year. At April 28, 2006, the unfavorable rate variance was approximately $3,867,000.

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

There was no charge to bad debt expense during the first six months of fiscal year 2007 or fiscal year 2006.

Inventory valuation and disposal. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair our products. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our products, which includes raw materials. Historically, we have sold our inventory at full cost so there is limited decrement in valuation. If we determine that a product has reached the end of its life cycle or there is no longer a need for certain products, we dispose of the remaining inventory. Historically, we dispose inventory at approximately the same time that the reduction to inventory is recorded and we do not hold inventory reserves.

Disposed items included units in various stages of completion. The charges associated with disposed work in process and finished goods are included in contract costs in our statement of operations. Amounts associated with disposed raw materials are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of inventory were not significant during the first six months of fiscal years 2007 and 2006.

Income Taxes

Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate and any discrete items that occur during any interim period. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate due to the non-tax-deductible nature of certain types of stock-based compensation expense. Please refer to “Note 7: Provision for Income Taxes” for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first six months of fiscal year 2007 or fiscal year 2006.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our remaining securities are classified as available for sale and are carried at fair market value in short-term and long-term investments. At May 4, 2007, all of our short-term and long-term investments consist of tax-exempt securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term and long-term investments is determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for the first six months of fiscal year 2007 or fiscal year 2006.

The following tables summarize our cash, cash equivalents, short-term securities, and long-term securities (in thousands).

	—————————— May 4, 2007 ——————————
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$4,991	$—	$4,991
Available-for-sale securities:
Short-term, tax exempt	23,165	(5)	23,160
Long-term, tax exempt	5,136 ----------	(2) ----------	5,134 ----------
	$33,292 ======	$(7) ======	$33,285 ======

	—————————— October 31, 2006 ——————————
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$4,194	$—	$4,194
Available-for-sale securities:
Short-term, tax exempt	25,651	—	25,651
Long-term, tax exempt:	2,801 ----------	1 ----------	2,802 ----------
	$32,646 ======	$1 ======	$32,647 ======

The following table summarizes the maturities of our available-for-sale investments (in thousands).

	May 4, 2007	October 31, 2006
Due in one year or less	$23,160	$25,651
Due in one to two years	5,134 ----------	2,802 ----------
	$28,294 ======	$28,453 ======

Restricted Cash

We had restricted cash balances of approximately $590,000 and $582,000 at May 4, 2007, and at October 31, 2006, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $189,000 and $177,000 of contributions to disability funds was included in prepaids and other current assets at May 4, 2007, and at October 31, 2006, respectively. Approximately $401,000 and $405,000 of contributions to disability funds was included in other assets at May 4, 2007, and at October 31, 2006, respectively.

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

To perform the goodwill impairment test, we determine the fair value of the reporting unit and compare the fair value to the reporting unit’s carrying value. We believe AST is one reporting unit, and therefore, we compare the fair value of AST to the total net asset value on our balance sheet. If our total net asset value were to exceed our fair value, we would perform the second step of the impairment test. In the second step, we would compare the implied fair value of our goodwill to our carrying amount. If no impairment exists under step one, then step two is not necessary.

No indicators of impairment existed at May 4, 2007.

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

No indicators of impairment existed at May 4, 2007.

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

The per-share data is as follows (in thousands, except per-share amounts):

	—— Three Months Ended ——		—— Six Months Ended ——
	May 4, 2007	April 28, 2006	May 4, 2007	April 28, 2006
Numerator:
Net income	$1,580 ======	$1,523 ======	$3,443 ======	$2,835 ======
Denominator:
Shares used to compute net income per common share – basic	12,039	11,712	12,006	11,665
Effect of dilutive stock options	246 ----------	300 ----------	222 ----------	309 ----------
Shares used to compute net income per common share – diluted	12,285 ======	12,012 ======	12,228 ======	11,974 ======
Net income per common share – basic	$0.13	$0.13	$0.29	$0.24
Net income per common share – diluted	$0.13	$0.13	$0.28	$0.24

The exercise prices of approximately 919,000 and 940,000 potential common shares for the three-month and six-month periods ended May 4, 2007, were greater than the market value, and therefore we excluded those shares from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive. For the same periods in fiscal year 2006, we excluded 523,000 and 553,000 potential common shares from the diluted net income per common share computation for the same reason as the second quarter and first six months of fiscal year 2007.

An additional 2,000 and 20,000 potential common shares were excluded from the diluted net income per common share computation for the second quarter and first six months of fiscal year 2007, as their effect would be antidilutive under the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). An additional 214,000 and 189,000 potential common shares were excluded from the diluted net income per common share computation for the second quarter and first six months of fiscal year 2006, for the same reason as fiscal year 2007.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	—— Three Months Ended ——		—— Six Months Ended ——
	May 4, 2007	April 28, 2006	May 4, 2007	April 28, 2006
Net income	$1,580	$1,523	$3,443	$2,835
Unrealized gain (loss) on securities	(3)	1	(7)	4
Derivative gain (loss), net of tax	(27) ----------	53 ----------	(2) ----------	(11) ----------
Comprehensive income	$1,550 ======	$1,577 ======	3,434 ======	$2,828 ======

Accumulated other comprehensive income as of May 4, 2007, was approximately $54,000, and as of October 31, 2006, was approximately $63,000.

Dividends

The company currently intends to continue the dividend at the rate of $0.50 per share per annum, payable quarterly. Dividends were paid on February 16, 2007, and May 18, 2007, to shareholders of record on February 2, 2007, and May 4, 2007, and are expected to be paid on August 17, 2007, and November 16, 2007, to shareholders of record on August 3, 2007, and October 31, 2007.

We paid dividends of approximately $3,008,000 during the first six months of fiscal year 2007 and approximately $2,900,000 during the first six months of fiscal year 2006.

At May 4, 2007, and October 31, 2006, accrued dividends of approximately $1,521,000 and $1,491,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

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

Prior to fiscal year 2006, we used stock options as the primary component of our stock-based incentive plans for officers and directors. During the second quarter of fiscal year 2006, the compensation committee elected to grant restricted stock to our officers and directors. During the first quarter of fiscal year 2007, the compensation committee elected to grant restricted stock to our officers as part of their annual compensation review. In addition, we granted restricted stock to newly hired non-officer employees during the first six months of fiscal year 2007. The restrictions will lapse in four equal annual installments, on each anniversary of the grant date, conditioned on continued employment of the employee.

Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP has a twenty-four-month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date is lower than the fair market value on the offering date, all participants are withdrawn from the offering period and re-enrolled into a new offering period. Effective, May 31, 2007, we modified our ESPP such that the length of all offering periods beginning June 1, 2007, will be six months. Consequently, there will be no reset feature associated with these offering periods.

As of May 4, 2007, there were a total of approximately 1,332,334 shares reserved for future issuance under the plans. This includes the addition of 600,000 shares to the ESPP that was approved by the shareholders on March 14, 2007.

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

	—— Three Months Ended ——		—— Six Months Ended ——
	May 4, 2007	April 28, 2006	May 4, 2007	April 28, 2006
Contract costs	$587	$650	$1,231	$1,343
Research and development	56	63	110	138
General and administrative	433 ----------	412 ----------	881 ----------	785 ----------
Stock-based compensation expense before income taxes	$1,076	$1,125	$2,222	$2,266
Income taxes	(217) ----------	(166) ----------	(459) ----------	(346) ----------
Stock-based compensation expense after income taxes	$859	$959	$1,763	$1,920
Reduction to basic net income per share	$0.07	$0.08	$0.15	$0.16
Reduction to diluted net income per share	$0.07	$0.08	$0.14	$0.16

The fair value of options granted and shares issued under the ESPP by the Company was estimated based on the Black-Scholes valuation model using the following weighted average assumptions:

	Employee Stock Options	————— Employee Stock Purchase Plan —————
	Six Months Ended April 28, 2006	Six Months Ended May 4, 2007	Six Months Ended April 28, 2006
Risk-free interest rate	4.5%	4.8%	4.4%
Expected life (years)	5.0	1.3	1.2
Expected volatility	50%	37%	40%
Expected dividends	3.0%	2.8%	2.2%
Weighted average fair value	$7.10	$4.87	$5.86

There were no options granted during the first six months of fiscal year 2007.

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

The expected life of the options represents the period that we expect the stock-based awards will be outstanding and is determined based on our historical experience of similar awards, considering contractual terms, exercise patterns, and vesting schedules. We used a five-year expected life for grants made to our employees during fiscal year 2006, and if we had granted options to employees during the first six months of fiscal year 2007, we would have used a five-year expected life, as well. Although no options were granted to executives in the first six months of fiscal year 2006 and 2007, for any such grants in the future, we will use a six-year expected life for grants to executive officers because we have determined that our executives, who have additional restrictions imposed by securities regulations regarding trading of their stock options, will likely hold their options for a longer period of time than other employees. The expected life used for ESPP offering periods prior to June 1, 2007, is based on the six-month purchase periods within each twenty-four-month offering period.

Our computation of expected volatility for both stock options and ESPP purchases for the six-month periods ended May 4, 2007, and April 28, 2006, reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility.

The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price.

Stock-based compensation expense recognized in the consolidated statement of operations in the first six months of fiscal year 2007 and 2006 reflects estimated forfeitures, which are based on historical option forfeitures.

Net cash proceeds from the exercise of stock options were approximately $594,000 for the six-month period ended May 4, 2007, and approximately $794,000 for the six-month period ended April 28, 2006. The net cash proceeds associated with our ESPP were $1,805,000 for the six-month period ended May 4, 2007, and $1,590,000 for the six-month period ended April 28, 2006. The income tax benefit realized from stock option exercises during the first six months of fiscal year 2007 was approximately $91,000 and $304,000 during the same period of fiscal year 2006. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock option activity for the six months ended May 4, 2007 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2006	1,547,779	$17.83
Grants	—
Exercised	(62,914)	$9.75
Forfeitures or expirations	(30,958) ----------	$18.78
Outstanding at May 4, 2007	1,453,907	$18.16
Exercisable at May 4, 2007	919,844	$16.07

As of May 4, 2007, approximately $5,021,000 of total unrecognized compensation expense related to unvested stock options is expected to be recognized over a weighted average period of 2.95 years.

Unrecognized compensation expense associated with our ESPP as of May 4, 2007, is approximately $2,016,000 and is expected to be recognized over a weighted average period of 1.58 years.

The following table summarizes our restricted stock activity for the six months ended May 4, 2007.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2006	61,875	$19.58
Grants	51,750	$15.81
Vested	(15,472)	$19.58
Forfeitures	— ----------
Nonvested at May 4, 2007	98,153	$17.59

The fair value of our restricted stock is based on our closing stock price on the date of grant. Our unrecognized compensation cost related to nonvested (restricted) stock is $1,571,000, and is expected to be recognized over a weighted average period of 3.27 years.

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

In May 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. We adopted SFAS 155 at the beginning of fiscal year 2007. The adoption of SFAS 155 did not have a material impact on our financial statements.

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

Note 2: Inventory and Pre-contract Costs

Inventories are stated at cost and consisted of the following (in thousands):

	May 4, 2007	October 31, 2006
Raw materials	$920	$768
Work in process	10,863	5,060
Finished goods	328 ----------	250 ----------
	$12,111	$6,078

At May 4, 2007, the unfavorable inventoried rate variance increased work in process by approximately $4,491,000, and was reduced by an additional reserve of $300,000, for a net increase to work in process of approximately $4,191,000. At April 28, 2006, the unfavorable inventoried indirect rate variance increased work in process by approximately $3,867,000.

Activity associated with actual production increased work in process by approximately $1,612,000 and $1,712,000 during the first six months of fiscal years 2007 and 2006, respectively.

Disposal activities were not significant during the first six months of fiscal years 2007 and 2006.

Pre-contract costs are classified on the balance sheets as other current assets for all periods presented. Pre-contract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. Pre-contract costs for the periods ended May 4, 2007, and October 31, 2006, were approximately $2,452,000 and $5,667,000, respectively. At the end of the first quarter of fiscal year 2007, approximately $569,000 that was included in pre-contract costs was associated with an individual contract for which we had filed a formal claim against the U.S. Government. This was a formal request for reimbursement for work performed on this contract. During the second quarter of fiscal year 2007, the claim was rejected and we reduced pre-contract costs and operating income by $569,000.

Note 3: Goodwill and Intangible Assets

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first six months of fiscal year 2007.

Intangible assets. Information on our identifiable intangible assets that are subject to amortization is presented in the table below (in thousands).

		——————————— May 4, 2007 ———————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(1,051)	$669
Existing technology	5 years	340	(125)	215
Non-compete agreements	1 year	60	(60)	—
Patent	18 years	60	(6)	54
Trade name	1 year	90 ----------	(90) ----------	— ----------
Total		$2,270	$(1,332)	$938

All of our acquired identifiable intangible assets are subject to amortization and have originally estimated useful lives as noted in the table above.

As of May 4, 2007, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
Remainder of 2007	$323
2008	453
2009	71
2010	49
2011–2023	42 ---------
Total	$938

The goodwill and identifiable intangible assets are related to our July 2005 acquisition of Dynamics Technology, Inc. (DTI) for a purchase price of approximately $31.4 million.

Note 4: Borrowing Arrangements

Revolving line of credit. At May 4, 2007, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank), will advance funds to us from time to time up to and including March 1, 2008, not to exceed at any time the maximum principal amount of $3 million.

At May 4, 2007, we had two standby letters of credit under the Line of Credit totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California facilities lease, had a committed balance of approximately $1,220,000 at May 4, 2007. The second letter of credit is a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at May 4, 2007. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed, but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,630,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at the Bank’s reference rate (8.25% at May 4, 2007), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.32% during the April 2007 calculation period). Our Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of May 4, 2007, we were in compliance with these covenants.

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

At May 4, 2007, we had one interest rate swap agreement outstanding with Wells Fargo Bank designated as a cash flow hedge under SFAS 133 related to our Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, we exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%. The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At May 4, 2007, the effective portion of the hedge was a deferred gain of approximately $60,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $56,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of May 4, 2007.

Note 5: Contractual Obligations

The following table sets forth our contractual obligations as of May 4, 2007 (in thousands).

	——————————— Payments Due by Period ———————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$47,875	$7,267	$15,125	$13,674	$11,809
Loan obligations – principal	7,381	1,429	2,857	2,857	238
Purchase obligations	4,223 ----------	4,223 ----------	— ----------	— ----------	— ----------
Total	$59,479 ======	$12,919 ======	$17,982 ======	$16,531 ======	$12,047 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first six months of fiscal year 2007, we entered into a new operating lease agreement with a total lease obligation of approximately $3,817,000 for our new facility in Torrance, California. In addition, we amended our operating lease agreement for our facility in Anaheim, California. This amendment increased our total lease obligation by approximately $93,000.

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

Note 7: Provision for Income Taxes

Our provision for income taxes for the second quarter and first six months of fiscal year 2007 was approximately $1,001,000 and $2,438,000, respectively, with an estimated annual effective tax rate of 44%. Our provision for income taxes for the second quarter and first six months of fiscal year 2006 was approximately $1,266,000 and $2,502,000, respectively, with an estimated annual effective tax rate of 47%. During the first six months of fiscal year 2007, we reduced our income tax expense by approximately $163,000, primarily due to the benefit of releasing a reserve associated with our California research and development tax refund of approximately $126,000.

Note 8: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the second quarter and first six months of fiscal year 2007 were approximately $64,000 and $146,000, respectively. For the same periods of fiscal year 2006 warranty costs were approximately $54,000 and $141,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such indemnification obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of May 4, 2007, or October 31, 2006.

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

ELINT derives intelligence from signals associated with weapons systems. Our investment in ELINT is directed toward the development of equipment for the collection and processing of weapons systems signals. This equipment will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness. Our ELINT initiatives are new, and to date we have derived no revenue from the sale of ELINT products or services.

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

Pre-contract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Pre-contract costs for the periods ended May 4, 2007, and October 31, 2006, were approximately $2,452,000 and $5,667,000, respectively. Approximately $5,151,000 of the October 31, 2006, balance was recognized as revenue during the first six months of fiscal year 2007. At the end of the first quarter of fiscal year 2007, approximately $569,000 that was included in pre-contract costs was associated with an individual contract for which we had filed a formal claim against the U.S. Government. This was a formal request for reimbursement for work performed on this contract. During the second quarter of fiscal year 2007, the claim was rejected and we reduced pre-contract costs and operating income by $569,000.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the remainder of the fiscal year, modify our billing rates to our customers through the Defense Contract Audit Agency, in accordance with Federal Acquisition Regulations, or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At May 4, 2007, the unfavorable rate variance was approximately $4,491,000, and was reduced by an additional reserve of $300,000, for a net unfavorable variance of approximately $4,191,000. The reserve was recorded as an increase to operating expenses and a decrease to inventory, and represents the estimated amount of profit that is not expected to be recovered through contract activities during the remainder of the fiscal year. At April 28, 2006, the unfavorable rate variance was approximately $3,867,000.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate and any discrete items that occur during any interim period. We calculate this estimated tax rate based on the projected net income at the end of the fiscal year, and review it at each reporting period. At the end of the fiscal year, we adjust income tax expense for actual results. Our effective tax rate can differ from the statutory rate due to the non-tax-deductible nature of certain types of stock-based compensation expense. Please refer to “Notes to Condensed Consolidated Financial Statements, Note 7: Provision for Income Taxes” for the current year effective tax rate.

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

There was no charge to bad debt expense during the first six months of fiscal years 2007 or fiscal year 2006.

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

Disposed items typically include units in various stages of completion. The charges associated with disposed work in process and finished goods are included in contract costs in our statement of operations. Amounts associated with disposed raw materials are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of inventory were not significant during the first six months of fiscal years 2007 and 2006, respectively.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first six months of fiscal years 2007 and 2006, we did not incur any price redeterminations on any of our contracts.

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

To perform the goodwill impairment test, we determine the fair value of the reporting unit and compare the fair value to the reporting unit’s carrying value. We believe AST is one reporting unit, and therefore, we compare the fair value of AST to the total net asset value on our balance sheet. If our total net asset value were to exceed our fair value, we would perform the second step of the impairment test. In the second step, we would compare the implied fair value of our goodwill to our carrying amount. If no impairment exists under step one, then step two is not necessary.

No indicators of impairment existed at May 4, 2007.

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

No indicators of impairment existed at May 4, 2007.

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

We elected to use the modified prospective transition method as permitted by SFAS 123R .Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For awards granted prior to, but not yet vested, as of November 1, 2005, stock-based compensation expense was based on the grant-date fair value previously estimated, using the Black-Scholes valuation model, in accordance with the original provisions of SFAS 123. We recognize the stock compensation expense over the requisite service period of the award, which generally equals the vesting period of each grant.

Assumptions used in the Black-Scholes model are the expected stock price volatility over the expected life of the awards, the projected employee stock option’s life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock awards. Historical volatility, market-based implied volatility, or a combination of both will be considered when projecting the expected stock price volatility for both stock options and purchases under our ESPP. For the first six months of fiscal year 2007 and 2006, we determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. For stock options granted in the first six months of fiscal year 2006, we are using a six-year expected life for executives and five years for employees. We estimated the expected life of the options based on historical observations of our stock, considering the average years of options actually exercised, vested and cancelled options, and outstanding and exercisable options. Due to our executives having additional restrictions on when they can trade their stock options, we believe they will likely hold their options for a longer period. At least once a year, we will assess the exercise behavior and determine if our current expected life assumptions need to change. The expected life used for our ESPP is based on the six-month purchase periods within each twenty-four-month offering period. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date.The expected dividend yield for both stock options and purchases under the ESPP is calculated by taking the total expected annual dividend payout divided by the average stock price per share.

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

	—— Three Months Ended ——		—— Six Months Ended ——
	May 4, 2007	April 28, 2006	May 4, 2007	April 28, 2006
Contract costs	$587	$650	$1,231	$1,343
Research and development	56	63	110	138
General and administrative	433 ----------	412 ----------	881 ----------	785 ----------
Stock-based compensation expense before income taxes	$1,076	$1,125	$2,222	$2,266
Income taxes	(217) ----------	(166) ----------	(459) ----------	(346) ----------
Stock-based compensation expense after income taxes	$859	$959	$1,763	$1,920
Reduction to basic net income per share	$0.07	$0.08	$0.15	$0.16
Reduction to diluted net income per share	$0.07	$0.08	$0.14	$0.16

Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for further information.

Three and Six Months Ended May 4, 2007, Compared to Three and Six Months Ended April 28, 2006

Revenues and backlog. Revenues for the second quarter of fiscal year 2007 were approximately $41,054,000, a 5.7%decrease from revenues of approximately $43,525,000 recorded in the same period of fiscal year 2006. Revenues for the first six months of fiscal year 2007 were approximately $84,598,000, a 9.8% increase from revenues of approximately $77,078,000 recognized during the same period of fiscal year 2006. The decrease for the second quarter of fiscal year 2007 compared to the second quarter of 2006 is due to fewer product sales of approximately $1,557,000 and reduced revenues generated from engineering development contracts of approximately $913,000. The increase in revenues during the first six months of fiscal year 2007 is primarily due to our ability to recognize approximately $5,151,000 of pre-contract costs incurred during the fourth quarter of fiscal 2006.

New orders received during the second quarter of fiscal year 2007 were approximately $37,631,000, an increase of 54.7% from approximately $24,332,000 in new orders received during the same period of fiscal year 2006. New orders received during the first six months of fiscal year 2007 were approximately $76,780,000, an increase of 34.1% from approximately $57,238,000 in new orders received during the same period of fiscal year 2006. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At May 4, 2007, ending backlog was approximately $98,690,000, representing a 6.0% decrease from ending backlog of approximately $104,952,000 at October 31, 2006. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or customer obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period.

Our contracts can be fixed-price contracts, where we agree to deliver equipment for a fixed price and assume the risk of cost overruns; cost-reimbursement contracts, where we are reimbursed for our direct and indirect costs and paid a negotiated profit; or time-and-materials contracts where we recognize revenue by applying a negotiated billing rate to the level-of-effort. Historically, we have achieved greater profit margins from our fixed-price contracts than from our cost-reimbursement and time-and-materials contracts. In recent years, our significant contracts have been predominantly cost-reimbursement contracts.

The following table represents our revenue concentration during the respective periods by contract type.

	——— Three Months Ended ———		——— Six Months Ended ———
	May 4, 2007	April 28, 2006	May 4, 2007	April 28, 2006
Cost-reimbursement contracts	70%	77%	73%	79%
Fixed-price contracts	15%	17%	16%	17%
Time-and-materials contracts	15%	6%	11%	4%

Five contracts represented an aggregate of 50% and 52% of revenues for the respective three-month and six-month periods ended May 4, 2007. Six contracts represented an aggregate of 40% of revenues for the three-month and six-month periods ended April 28, 2006. One of the five significant contracts in fiscal year 2007 is a time-and-materials contract. All other contracts referenced in this paragraph are cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $28,583,000, or 69.6% of revenues, for the second quarter of fiscal year 2007 compared to approximately $29,253,000, or 67.2% of revenues, for the same period of fiscal year 2006. Contract costs were approximately $57,443,000, or 67.9% of revenues, for the first six months of fiscal year 2007 compared to approximately $51,321,000, or 66.6% of revenues, for the same period of fiscal year 2006. Contract costs decreased in absolute dollars during the second quarter of fiscal year 2007 compared to the same period of fiscal year 2006 primarily due to a decline in product sales. Contract costs increased during the first six months of fiscal year 2007 primarily due to a 29.8% increase in our first quarter revenues. The increase in revenues during our first quarter was due to our ability to recognize pre-contract costs incurred during the fourth quarter of fiscal 2006, increased revenue generation from our engineering development programs, and increased product sales.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,410,000, or 8.3% of revenues, for the second quarter of fiscal year 2007 compared to approximately $4,698,000, or 10.8% of revenues , for the same period of fiscal year 2006. During the first six months of fiscal year 2007, R&D expenses were approximately $6,995,000, or 8.3% of revenues, compared to approximately $8,287,000, or 10.8% of revenues, during the first six months of fiscal year 2006. R&D expenses were lower in absolute dollars and as a percentage of revenues during the second quarter and first six months of fiscal year 2007 due to a planned reduction in R&D activities.

General and administrative (G&A). General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record G&A expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. G&A expenses were approximately $6,585,000, or 16.0% of revenues, for the second quarter of fiscal year 2007 compared to approximately $6,834,000, or 15.7% of revenues, for the same period of fiscal year 2006. G&A expenses incurred during the first six months of fiscal year 2007 were approximately $14,544,000, or 17.2% of revenues, compared to approximately $12,204,000, or 15.8%, of revenues, incurred during the same period of fiscal year 2006. G&A expenses were higher in absolute dollars and as a percentage of revenues during the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006, due to an overall increase in contract and bid and proposal activities during the first six months of fiscal year 2007. In addition, we were able to recognize approximately $1,587,000 of G&A related pre-contract costs during the first six months of fiscal year 2007 that were incurred during the fourth quarter of fiscal year 2006.

Interest income and other, net. Net interest income for the second quarter of fiscal year 2007 was approximately $289,000 compared to net interest income of approximately $229,000 for the same period of fiscal year 2006. Interest income recognized during the first six months of fiscal year 2007 was approximately $622,000 compared to interest income of approximately $405,000 during the first six months of fiscal year 2006. Interest income increased due to higher yields within our investment portfolio.

Interest expense. Interest expense for the second quarter of fiscal year 2007 was approximately $184,000 compared to approximately $180,000 of interest expense in the same period of fiscal year 2006. Interest expense incurred during the first six months of fiscal year 2007 was approximately $357,000 compared to interest expense of approximately $334,000 during the first six months of fiscal year 2006.

Provision for income taxes. Our provision for income taxes for the second quarter and first six months of fiscal year 2007 was approximately $1,001,000 and $2,438,000, respectively, with an estimated annual effective tax rate of 44%. Our provision for income taxes for the second quarter and first six months of fiscal year 2006 was approximately $1,266,000 and $2,502,000, respectively, with an estimated annual effective tax rate of 47%. The difference in our estimated annual effective tax rate at May 4, 2007, from our estimated effective tax rate at April 28, 2006, was primarily due to a projected increase in our tax-exempt interest related to certain short-term and long-term investments. In addition, we recorded discrete items of approximately $163,000 during the first six months of fiscal year 2007. These discrete items included the benefit of our research and development tax refund from the state of California of approximately $126,000.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first three months of fiscal year 2007 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $3,197,000 and approximately $4,130,000 during the first six months of fiscal years 2007 and 2006, respectively. Net income for the first six months of fiscal year 2007 was approximately $3,443,000 compared to net income of approximately $2,835,000 for the comparable period of fiscal year 2006.

Accounts receivables provided cash of approximately $1,923,000 during the first six months of fiscal year 2007, and approximately $10,981,000 during the same period in fiscal year 2006. During the first six months of fiscal year 2007, we generated revenues of approximately $84,598,000 and collected approximately $86,521,000. During the first six months of fiscal year 2006, we generated revenues of approximately $77,078,000 and collected approximately $88,059,000. During the first six months of fiscal year 2006, our collections were significantly higher than the revenue generated due to our ability to collect billings recorded prior to October 31, 2005.

Cash used for inventory, prepaid expenses, and other assets during the first six months of fiscal year 2007 was approximately $2,805,000 and approximately $8,657,000 during the first six months of fiscal year 2006. During the first six months of fiscal year 2007, cash used for inventory was approximately $6,033,000, which included approximately $4,191,000, associated with our inventoried indirect rate variance. The inventory activity was offset by a decrease in pre-contract costs of approximately $3,215,000. During the first six months of fiscal year 2006, cash used for inventory was approximately $5,667,000, which included approximately $3,867,000, associated with our inventoried indirect rate variance. Cash used for prepaid expenses during the first six months of fiscal year 2006 was approximately $2,561,000, which included payments associated with our annual insurance renewals, equipment repair and maintenance contracts, and prepaid income taxes.

The change in accounts payable, taxes payable, and accrued liabilities balances resulted in a net decrease of approximately $4,420,000 and approximately $5,977,000 during the first six months of fiscal years 2007 and 2006, respectively. Accounts payable and other accrued liabilities decreased approximately $1,970,000 during the first six months of fiscal year 2007 and decreased approximately $4,797,000 during the same period in fiscal year 2006. The primary difference between accounts payable activities during the first six months of fiscal years 2007 and 2006 is due to first quarter fiscal year 2007 payments for accruals from the previous fiscal year-end being lower than those payments made in the same period of fiscal year 2006.

Accrued payroll liabilities decreased by approximately $2,450,000 during the first six months of fiscal year 2007, and decreased by approximately $853,000 during the same period in fiscal year 2006. Accrued salaries declined during the first six months of fiscal year 2007 by approximately $1,919,000 compared to a decrease during the same period of fiscal year 2006 by approximately $360,000. The difference in activities for accrued salaries was due to the timing of our bi-weekly payroll.

Net cash from investing activities. Investing activities used cash of approximately $1,011,000 and provided cash of approximately $2,420,000 during the first six months of fiscal years 2007 and 2006, respectively. The primary difference between investing activities is that during fiscal year 2007, we increased our investment in securities that were classified as short-term or long-term investments. During the same period of fiscal year 2006, the majority of our investments were classified as cash equivalents. In addition, property and equipment purchases declined by approximately $1,695,000 during the first six months of fiscal year 2007 compared to the same period of fiscal year 2006.

Net cash from financing activities. Financing activities used cash of approximately $1,389,000 during the first six months of fiscal year 2007 and approximately $1,072,000 during the same period in fiscal year 2006. The increase in cash used is due to increases in payments of principal on our term loan and the amount of dividends paid, offset by the change in cash provided from the excess tax benefits associated with our stock-based payment arrangements.

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

Borrowing Arrangements

Revolving line of credit. At May 4, 2007, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank), will advance funds to us from time to time up to and including March 1, 2008, not to exceed at any time the maximum principal amount of $3 million.

At May 4, 2007, we had two standby letters of credit under the Line of Credit totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California facilities lease, had a committed balance of approximately $1,220,000 at May 4, 2007. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at May 4, 2007. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed, but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,630,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at the Bank’s reference rate (8.25% at May 4, 2007), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.32% at May 4, 2007). Our Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of May 4, 2007, we were in compliance with these covenants.

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

At May 4, 2007, we had one interest rate swap agreement outstanding with the Bank related to our $10 million Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation, which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At May 4, 2007, the effective portion of the cash flow hedge was a deferred gain of approximately $60,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $56,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, impacts earnings as it occurs. There is no ineffective portion of the outstanding swap as of May 4, 2007.

Contractual Obligations

The following table sets forth our contractual obligations as of May 4, 2007 (in thousands).

	——————————— Payments Due by Period ———————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$47,875	$7,267	$15,125	$13,674	$11,809
Loan obligations – principal	7,381	1,429	2,857	2,857	238
Loan obligations – interest	1,197	416	567	212	2
Purchase obligations	4,223 ----------	4,223 ----------	— ----------	— ----------	— ----------
Total	$60,676 ======	$13,335 ======	$18,549 ======	$16,743 ======	$12,049 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first six months of fiscal year 2007, we entered into a new operating lease agreement with a total lease obligation of approximately $3,817,000 for our new facility in Torrance, California. In addition, we amended our operating lease agreement for our facility in Anaheim, California. This amendment increased our lease obligation by approximately $93,000.

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

In May 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. We adopted SFAS 155 at the beginning of fiscal year 2007. The adoption of SFAS 155 did not have a material impact on our financial statements.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates. The average maturity of our investment portfolio is 124 days as of May 4, 2007. Due to the short-term nature of our cash equivalents and investments, we do not believe that there is a material interest rate risk. As of May 4, 2007, our total cash and investments balance that was sensitive to interest rate risk was approximately $33,285,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $103,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	May 4, 2007	October 31, 2006
Cash and cash equivalents	$4,991	$4,194
Available-for-sale securities:
Short-term, tax exempt	23,160	25,651
Long-term, tax exempt	5,134 ---------	2,802 ---------
	$33,285 ======	$32,647 ======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, National Association (the Bank), the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (5.32% at May 4, 2007).

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter ended May 4, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
  As a result of the acquisition of DTI, we incurred debt in the amount of $10 million, of which $7.4 million remains outstanding as of May 4, 2007, and our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.
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

Our backlog as of May 4, 2007, was approximately $98.7 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

Changes in stock option accounting rules have adversely impacted our operating results prepared in accordance with generally accepted accounting principles. We have historically used broad-based employee stock option programs to hire, incentivize, and retain our workforce in a competitive marketplace. In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. We adopted Statement 123R beginning with the first quarter of our 2006 fiscal year, and implemented the new standard on a prospective basis. We have incurred approximately $2,222,000 in stock compensation expense during the first six months of fiscal year 2007. We expect to continue to incur compensation expense in the future. Please refer to “Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation.”

We face litigation risks as a result of our stock option review and restatement of our financial statements. In our annual report on Form 10-K for the year ended October 31, 2006, we restated the consolidated balance sheet as of October 31, 2005, and the statements of operations, shareholders’ equity, and cash flows for fiscal year 2004, as well as the statements of shareholder’s equity for fiscal year 2005 and our statements of operations, shareholders’ equity, and cash flows for the year ended October 31, 2004, and the changes to the financial statements for the years ended October 31, 2000, October 31, 2001, October 31, 2002, October 31, 2003, and October 31, 2004. This restatement was the result of our review of our historic stock option grant practices and procedures and related accounting. As a result of our review, we concluded that we had not properly measured compensation cost for an annual option grant to non-officer employees on November 18, 1999, because the number of shares certain non-officer individual employees were entitled to receive was not determined until after the original measurement date. We also concluded that we used improper measurement dates for certain grants to newly hired non-officer employees because the measurement date utilized predated the actual commencement of employment. This restatement of our prior financial statements could impose upon us additional risks, including the risk that derivative actions are filed against us or certain current and former directors and officers based on allegations relating to our historical stock option practices. Litigation may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any lawsuit could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that any future litigation relating to our historical stock option practices will result in the same conclusions reached by us. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, which could adversely affect our business, results of operations, or financial condition.

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

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

At the annual meeting of our shareholders held on March 14, 2007, the following matters were considered and voted upon.

The following nominees were elected as Class I directors to serve on our Board of Directors for a two-year term expiring at the 2009 annual meeting of shareholders or until their successors are duly elected and qualified. The number of shares voted and withheld for such nominees were as follows:

Name	For	Withheld
John P. Devine	10,406,003	525,837
David Elliman	10,162,877	768,963
Robert Richardson	10,657,493	274,347
Gary L. Yancey	9,590,471	1,341,369

The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2007, was approved and ratified. The number of shares voted for and against the appointment were as follows:

For	Against	Abstain
10,434,544	492,754	4,542

A proposal to amend the Company’s 1993 Employee Stock Purchase Plan to increase by 600,000 shares the maximum number of shares of common stock that may be issued under this plan was approved. The number of shares voted for and against the amendment were as follows:

For	Against	Abstain	Broker Non-Vote
8,224,293	519,320	416,906	1,771,321

Item 5: Other Information

None.

Item 6: Exhibits

Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc. /James E. Doyle/ -------------------------------------------------------	June 11, 2007 ----------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

Exhibit Number	Description of Document
3.1	Second Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.58	Amendment to Line of Credit Agreement, dated March 1, 2007, with Wells Fargo Bank, National Association
10.59	Amendment to 1993 Employee Stock Purchase Plan, dated May 31, 2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002