Form 10-Q
period 2007-09-10
APPLIED SIGNAL TECHNOLOGY INC
filed 2007-09-10
CIK 741696

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended August 3, 2007

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
The number of shares of the Registrant’s common stock outstanding as of August 3, 2007, was 12,363,364.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
(in thousands, except per-share data)

	——— Three Months Ended ———		——— Nine Months Ended ———
	August 3, 2007	July 28, 2006	August 3, 2007	July 28, 2006
Revenues from contracts	$39,542	$39,450	$124,140	$116,528
Operating expenses:
Contract costs	27,062	27,258	84,505	78,579
Research and development	3,756	3,986	10,751	12,273
General and administrative	7,101 ----------	6,429 ----------	21,645 ----------	18,633 ----------
Total operating expenses	37,919 ----------	37,673 ----------	116,901 ----------	109,485 ----------
Operating income	1,623	1,777	7,239	7,043
Interest income, net	189 ----------	107 ----------	454 ----------	178 ----------
Income before provision for income taxes	1,812	1,884	7,693	7,221
Provision for income taxes	835 ----------	960 ----------	3,273 ----------	3,462 ----------
Net income	$977 ======	$924 ======	$4,420 ======	$3,759 ======
Net income per common share:
Basic	$0.08	$0.08	$0.37	$0.32
Diluted	$0.08	$0.08	$0.36	$0.31
Number of shares used in calculating net income per common share:
Basic	12,171	11,784	12,062	11,701
Diluted	12,381	12,019	12,283	11,976

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Balance Sheets (unaudited)
(in thousands, except share data)

Assets	August 3, 2007	October 31, 2006 †
Current assets:
Cash and cash equivalents	$6,466	$4,194
Short term investments	28,408 -------------	25,651 -------------
Total cash and cash equivalents and short-term investments	34,874	29,845
Accounts receivable:
Billed	23,293	20,766
Unbilled	15,882 -------------	19,813 -------------
Total accounts receivable	39,175	40,579
Inventory	12,464	6,078
Refundable income taxes	647	647
Prepaid and other current assets	8,531 -------------	12,306 -------------
Total current assets	95,691	89,455
Property and equipment, at cost:
Machinery and equipment	40,306	39,224
Furniture and fixtures	4,650	4,614
Leasehold improvements	14,478	14,278
Construction in process	238 -------------	195 -------------
	59,672	58,311
Accumulated depreciation and amortization	(44,926) -------------	(41,496) -------------
Net property and equipment	14,746	16,815
Long-term investments	1,015	2,802
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	777	1,260
Long-term deferred tax asset	6,273	5,455
Other assets	883 -------------	781 -------------
Total assets	$139,349 ========	$136,532 ========

Applied Signal Technology, Inc.
Balance Sheets (unaudited) (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	August 3, 2007	October 31, 2006 †
Current liabilities:
Accounts payable	$2,765	$5,253
Accrued payroll and related benefits	12,884	13,844
Note payable	1,429	1,429
Other accrued liabilities	1,731 -------------	1,741 -------------
Total current liabilities	18,809	22,267
Long-term note payable	5,595	6,786
Accrued rent	1,489	1,354
Other long-term liabilities	491	495
Shareholders’ equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 12,363,364 at August 3, 2007 and 11,922,103 at October 31, 2006	60,803	53,295
Retained earnings	52,109	52,272
Accumulated other comprehensive income	53 -------------	63 -------------
Total shareholders’ equity	112,965 -------------	105,630 -------------
Total liabilities and shareholders’ equity	$139,349 ========	$136,532 ========

† The balance sheet at October 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents (unaudited)
 (in thousands)

	———— Nine Months Ended ————
	August 3, 2007	July 28, 2006
Operating Activities
Net income	$4,420	$3,759
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,214	3,840
Stock-based compensation	3,255	3,213
Tax benefit related to stock plan	55	325
Excess tax benefits from stock-based payment arrangements	(54)	(165)
Changes in:
Accounts receivable	1,404	7,286
Inventory, prepaid expenses, and other assets	(3,537)	(9,727)
Accounts payable, taxes payable, and accrued liabilities	(3,440) ----------	(5,834) ----------
Net cash provided by operating activities	6,317	2,697
Investing Activities
Purchases of available-for-sale securities	(56,902)	—
Maturities and sales of available-for-sale securities	55,790	8,600
Additions to property and equipment	(1,524) ----------	(4,565) ----------
Net cash (used for) provided by investing activities	(2,636)	4,035
Financing Activities
Issuances of common stock	4,257	4,210
Excess tax benefits from stock-based payment arrangements	54	165
Term loan	(1,191)	(1,072)
Dividends paid	(4,529) ----------	(4,371) ----------
Net cash used for financing activities	(1,409)	(1,068)
Net increase in cash and cash equivalents	2,272	5,664
Cash and cash equivalents, beginning of period	4,194 ----------	18,920 ----------
Cash and cash equivalents, end of period	$6,466 ======	$24,584 ======
Supplemental disclosures of cash flow information:
Interest paid	$515	$514
Income taxes paid	$3,007	$4,721

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
August 3, 2007

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc., (AST) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and naturally occurring signals. The processing of man-made signals includes communications intelligence (COMINT) and electronic intelligence (ELINT). The processing of natural signatures includes the use of sonar, radar, magnetic, and chemical sensors to detect changes in the environmental phenomenology. Our primary end customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

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

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended August 3, 2007, are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. The balance sheet at October 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

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

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations, as they are incurred. Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated costs to complete. On fixed-price contracts, we bear the risk of any unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, and these costs could have a materially adverse effect on our results of operations.

The following table represents our revenue concentration during the respective periods by contract type.

	——— Three Months Ended ———		——— Nine Months Ended ———
	August 3, 2007	July 28, 2006	August 3, 2007	July 28, 2006
Cost-reimbursement contracts	71%	83%	73%	80%
Fixed-price contracts	10%	11%	14%	15%
Time-and-materials contracts	19%	6%	13%	5%

Six contracts represented an aggregate of 56% and 57% of revenues for the respective three-month and nine-month periods ended August 3, 2007. Five contracts represented an aggregate of 51% and 41% of revenues for the three-month and nine-month periods ending July 28, 2006, respectively. One of the six significant contracts in fiscal year 2007 is a time-and-materials contract. All other contracts referenced in the paragraph are cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable.

Pre-contract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Pre-contract costs for the periods ended August 3, 2007, and October 31, 2006, were approximately $2,530,000 and $5,667,000, respectively. Approximately $4,870,000 of the October 31, 2006, balance was recognized as revenue during the nine months ended August 3, 2007. At the end of fiscal year 2006, approximately $569,000 that was included in pre-contract costs was associated with an individual contract for which we had filed a formal claim against the U.S. Government. This was a formal request for reimbursement for work performed on this contract. During the second quarter of fiscal year 2007, the claim was rejected and we reduced pre-contract costs and operating income by $569,000.

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

At August 3, 2007, the unfavorable rate variance for the first nine months of fiscal year 2007 was approximately $5,445,000, and was reduced by a management reserve of $1,300,000, for a net unfavorable variance of approximately $4,145,000. We recorded $300,000 and $1,000,000 of the management reserve during the second and third quarters of fiscal year 2007, respectively. The reserve was recorded as an increase to operating expenses and a decrease to inventory, and represents the estimated amount of profit that is not expected to be recovered through contract activities during the remainder of the fiscal year. At July 28, 2006, the unfavorable rate variance was approximately $5,350,000, which was reduced by a management reserve of $1,000,000, for a net unfavorable balance of approximately $4,350,000.

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

There was no charge to bad debt expense during the first nine months of fiscal year 2007 or fiscal year 2006.

Inventory valuation and disposal. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair our products. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our products, which includes raw materials. Historically, we have sold our inventory at or greater than full cost so there is limited decrement in valuation. If we determine that a product has reached the end of its life cycle or there is no longer a need for certain products, we dispose of the remaining inventory. Historically, we dispose of inventory at approximately the same time that the reduction to inventory is recorded and we do not hold inventory reserves.

Disposed items included units in various stages of completion. The charges associated with disposed work in process and finished goods are included in contract costs in our statement of operations. Amounts associated with disposed raw materials are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of inventory were not significant during the first nine months of fiscal years 2007 or 2006.

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

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first nine months of fiscal year 2007 or fiscal year 2006.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our remaining securities are classified as available for sale and are carried at fair market value in short-term and long-term investments. At August 3, 2007, all of our short-term and long-term investments consist of tax-exempt securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term and long-term investments is determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for the first nine months of fiscal year 2007 or fiscal year 2006.

The following tables summarize our cash, cash equivalents, short-term securities, and long-term securities (in thousands).

	———————————— August 3, 2007 ————————————
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$6,466	$—	$6,466
Available-for-sale securities:
Short-term, tax exempt	28,410	(2)	28,408
Long-term, tax exempt	1,016 ----------	(1) ----------	1,015 ----------
	$35,892 ======	$(3) ======	$35,889 ======

	October 31, 2006
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$4,194	$—	$4,194
Available-for-sale securities:
Short-term, tax exempt	25,651	—	25,651
Long-term, tax exempt	2,801 ----------	1 ----------	2,802 ----------
	$32,646 ======	$1 ======	$32,647 ======

The following table summarizes the maturities of our available-for-sale investments (in thousands).

	August 3, 2007	October 31, 2006
Due in one year or less	$28,408	$25,651
Due in one to two years	1,015 ----------	2,802 ----------
	$29,423 ======	$28,453 ======

Restricted Cash

We had restricted cash balances of approximately $589,000 and $582,000 at August 3, 2007, and at October 31, 2006, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $189,000 and $177,000 of contributions to disability funds was included in prepaids and other current assets at August 3, 2007, and at October 31, 2006, respectively. Approximately $400,000 and $405,000 of contributions to disability funds was included in other assets at August 3, 2007, and at October 31, 2006, respectively.

Property and Equipment

Machinery and equipment, as well as furniture and fixtures, are depreciated by using the straight-line method over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized by using the straight-line method over the lesser of the useful life of the assets or the lease term. Construction in process includes costs incurred to build a portion of our test equipment and is not depreciated until placed in service.

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

No indicators of impairment existed at August 3, 2007.

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

No indicators of impairment existed at August 3, 2007.

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

The per-share data is as follows (in thousands, except per-share amounts):

	——— Three Months Ended ———		——— Nine Months Ended ———
	August 3, 2007	July 28, 2006	August 3, 2007	July 28, 2006
Numerator:
Net income	$977 ======	$924 ======	$4,420 ======	$3,759 ======
Denominator:
Shares used to compute net income per common share – basic	12,171	11,784	12,062	11,701
Effect of dilutive stock options and awards	210 ----------	235 ----------	221 ----------	275 ----------
Shares used to compute net income per common share – diluted	12,381 ======	12,019 ======	12,283 ======	11,976 ======
Net income per common share – basic	$0.08	$0.08	$0.37	$0.32
Net income per common share – diluted	$0.08	$0.08	$0.36	$0.31

The exercise prices of approximately 1,023,000 and 964,000 potential common shares for the three-month and nine-month periods ended August 3, 2007, were excluded from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive. For the same periods in fiscal year 2006, we excluded 1,042,000 and 826,000 potential common shares from the diluted net income per common share computation.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	——— Three Months Ended ———		——— Nine Months Ended ———
	August 3, 2007	July 28, 2006	August 3, 2007	July 28, 2006
Net income	$977	$924	$4,420	$3,759
Unrealized gain (loss) on securities	3	1	(4)	5
Derivative gain (loss), net of tax	(4) ----------	(10) ----------	(6) ----------	(21) ----------
Comprehensive income	$976 ======	$915 ======	$4,410 ======	$3,743 ======

Accumulated other comprehensive income as of August 3, 2007, was approximately $53,000, and as of October 31, 2006, was approximately $63,000.

Dividends

The company pays dividends at the rate of $0.50 per share per annum, payable quarterly. In addition, the dividend is subject to approval by the Board of Directors, and is reviewed quarterly. Dividends were paid on February 16, 2007, May 18, 2007, and August 17, 2007, to shareholders of record on February 2, 2007, May 4, 2007, and August 3, 2007, and are expected to be paid on November 16, 2007, to shareholders of record on October 31, 2007.

We paid dividends of approximately $4,529,000 during the first nine months of fiscal year 2007 and approximately $4,371,000 during the first nine months of fiscal year 2006.

At August 3, 2007, and October 31, 2006, declared but unpaid dividends of approximately $1,545,000 and $1,491,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

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

Prior to fiscal year 2006, we used stock options as the primary component of our stock-based incentive plans for officers and directors. In fiscal year 2006, we began granting restricted stock to our officers and directors. During the first quarter of fiscal year 2007, we granted restricted stock to officers as part of their annual compensation review. In the first nine months of fiscal year 2007, we granted restricted stock to newly-hired and existing non-officer employees. The restrictions typically will lapse in equal annual installments, on each anniversary of the grant date, conditioned on continued employment.

Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four-month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective, May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. Consequently, there is no reset feature associated with these offering periods. As a result of the modification to the ESPP, the December 1, 2006 offering period, ending November 30, 2008, is the final twenty-four-month offering.

As of August 3, 2007, there was a total of 1,163,182 shares reserved for future issuance under the plans.

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

The following table sets forth the total stock-based compensation expense resulting from the grant of stock options, restricted stock awards, and purchases under our ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	——— Three Months Ended ———		——— Nine Months Ended ———
	August 3, 2007	July 28, 2006	August 3, 2007	July 28, 2006
Contract costs	$620	$542	$1,852	$1,884
Research and development	46	34	155	172
General and administrative	367 ----------	371 ----------	1,248 ----------	1,157 ----------
Stock-based compensation expense before income taxes	$1,033	$947	$3,255	$3,213
Income taxes	(223) ----------	(209) ----------	(682) ----------	(571) ----------
Stock-based compensation expense after income taxes	$810	$738	$2,573	$2,642
Reduction to basic net income per share	$0.07	$0.06	$0.21	$0.23
Reduction to diluted net income per share	$0.07	$0.06	$0.21	$0.22

The fair value of options granted and shares issued under the ESPP by the Company was estimated based on the Black-Scholes valuation model using the following weighted average assumptions:

	Employee Stock Options	————— Employee Stock Purchase Plan —————
	Nine Months Ended July 28, 2006	Nine Months Ended August 3, 2007	Nine Months Ended July 28, 2006
Risk-free interest rate	5.0%	4.6%	4.9%
Expected life (years)	5.0	1.9	1.6
Expected volatility	44%	39%	39%
Expected dividends	2.8%	2.5%	2.2%
Weighted average fair value	$6.42	$5.59	$6.24

There were no options granted during the first nine months of fiscal year 2007.

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

The expected life of the options represents the period that we expect the stock-based awards will be outstanding and is determined based on our historical experience of similar awards, considering contractual terms, exercise patterns, and vesting schedules. The expected life used for ESPP offering periods prior to June 1, 2007, was based on the six-month purchase periods within each twenty-four-month offering period.

Our computation of expected volatility for both stock options and ESPP purchases for the nine-month periods ended August 3, 2007, and July 28, 2006, reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility.

The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price.

Stock-based compensation expense recognized in the consolidated statement of operations in the first nine months of fiscal year 2007 and 2006 reflects estimated forfeitures, which are based on historical option forfeitures.

Net cash proceeds from the exercise of stock options were approximately $726,000 for the nine-month period ended August 3, 2007, and approximately $845,000 for the nine-month period ended July 28, 2006. The net cash proceeds associated with our ESPP were $3,531,000 for the nine-month period ended August 3, 2007, and $3,366,000 for the nine-month period ended July 28, 2006. The income tax benefit realized from stock option exercises during the first nine months of fiscal year 2007 was approximately $55,000 and $325,000 during the same period of fiscal year 2006. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes our stock option activity for the nine months ended August 3, 2007.

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2006	1,547,779	$17.83
Grants	—	—
Exercised	(78,096)	$9.30
Forfeitures or expirations	(39,142) ------------	$18.65
Outstanding at August 3, 2007	1,430,541	$18.26
Exercisable at August 3, 2007	951,637	$16.31

As of August 3, 2007, approximately $4,457,000 of total unrecognized compensation expense related to unvested stock options is expected to be recognized over a weighted average period of 2.8 years.

Unrecognized compensation expense associated with our ESPP as of August 3, 2007, is approximately $1,685,000 and is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes our restricted stock activity for the nine months ended August 3, 2007.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2006	61,875	$19.58
Grants	104,750	$17.84
Vested	(15,472)	$19.58
Forfeitures	(950) ------------	$18.06
Nonvested at August 3, 2007	150,203	$17.75

The fair value of our restricted stock is based on our closing stock price on the date of grant. As of August 3, 2007, our unrecognized compensation cost related to nonvested (restricted) stock is $2,278,000, and is expected to be recognized over a weighted average period of 3.3 years.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Earlier application is permitted provided the company also applies the provisions of Statement 157. We are evaluating the impact adopting SFAS 159 will have on our financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset, with the payments expensed when the research and development activities are performed. EITF 07-3 applies to new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We believe that adoption of EITF 07-3 will not have a material effect on our financial position, results of operations, or cash flows.

Note 2: Inventory

Inventories are stated at cost and consisted of the following (in thousands):

	August 3, 2007	October 31, 2006
Raw materials	$868	$768
Work in process	11,314	5,060
Finished goods	282 ----------	250 ----------
	$12,464	$6,078

At August 3, 2007, the unfavorable inventoried rate variance increased work in process by approximately $5,445,000, and was reduced by a management reserve of $1,300,000, for a net increase to work in process of approximately $4,145,000. We recorded $300,000 and $1,000,000 of the management reserve during the second and third quarters of fiscal year 2007, respectively. At July 28, 2006, the unfavorable inventoried indirect rate variance increased work in process by approximately $5,350,000, which was reduced by a management reserve of $1,000,000, for a net unfavorable balance of approximately $4,350,000.

Activity associated with actual production increased work in process by approximately $2,109,000 and $1,778,000 during the first nine months of fiscal years 2007 and 2006, respectively.

Disposal activities were not significant during the first nine months of fiscal years 2007 or 2006.

Note 3: Goodwill and Intangible Assets

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first nine months of fiscal year 2007.

Intangible assets. Information on our identifiable intangible assets that are subject to amortization is presented in the table below (in thousands).

		—————————— August 3, 2007 ——————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(1,194)	$526
Existing technology	5 years	340	(142)	198
Non-compete agreements	1 year	60	(60)	—
Patent	18 years	60	(7)	53
Trade name	1 year	90 ----------	(90) ----------	— ----------
Total		$2,270	$(1,493)	$777

All of our acquired identifiable intangible assets are subject to amortization and have originally estimated useful lives as noted in the table above.

As of August 3, 2007, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
Remainder of 2007	$162
2008	453
2009	71
2010	49
2011–2023	42 --------
Total	$777

The goodwill and identifiable intangible assets are related to our July 2005 acquisition of Dynamics Technology, Inc. (DTI) for a purchase price of approximately $31.4 million.

Note 4: Borrowing Arrangements

Revolving line of credit. At August 3, 2007, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank), will advance funds to us from time to time up to and including March 1, 2008, not to exceed at any time the maximum principal amount of $3 million.

At August 3, 2007, we had two standby letters of credit under the Line of Credit totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California facilities lease, had a committed balance of approximately $1,220,000 at August 3, 2007. The second letter of credit is a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at August 3, 2007. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed, but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,630,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at the Bank’s reference rate (8.25% at August 3, 2007), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of Dynamics Technology, Inc. (DTI), we entered into a term loan with the Bank in the principal amount of $10 million the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.32% at August 3, 2007). Our Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of August 3, 2007, we were in compliance with these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan and manage this exposure through the use of derivatives. The derivative instrument employed, an interest rate swap, is considered a cash flow hedge and accounted for under FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). A derivative contract references an underlying variable, such as an interest rate index, a foreign currency exchange rate, or a commodity value. The payment, or settlement, obligation arising from a derivative is calculated by applying the terms of the contract to changes in the value of the reference variable during a calculation period. Derivatives may trade on exchanges, such as most common stock options, or may be private (over the counter) arrangements between two parties.

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

At August 3, 2007, we had one interest rate swap agreement outstanding with Wells Fargo Bank designated as a cash flow hedge under SFAS 133 related to our Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, we exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%. The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At August 3, 2007, the effective portion of the hedge was a deferred gain of approximately $56,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $43,000 of the gain to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There was no ineffective portion of the outstanding swap as of August 3, 2007.

Note 5: Contractual Obligations

The following table sets forth our contractual obligations as of August 3, 2007 (in thousands).

	————————————————— Payments Due by Period —————————————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$46,188	$7,424	$15,114	$12,704	$10,946
Loan obligations – principal	7,024	1,429	2,857	2,738	—
Purchase obligations	3,462 ----------	3,462 ----------	— ----------	— ----------	— ----------
Total	$56,674 ======	$12,315 ======	$17,971 ======	$15,442 ======	$10,946 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first nine months of fiscal year 2007, we entered into a new operating lease agreement with a total lease obligation of approximately $3,817,000 for our new facility in Torrance, California. In addition, we amended our operating lease agreements for our facilities in Anaheim, California and Salt Lake City, Utah. These amendments increased our total lease obligation by approximately $93,000 and $71,000, respectively.

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

Note 7: Provision for Income Taxes

Our provision for income taxes for the third quarter and first nine months of fiscal year 2007 was approximately $835,000 and $3,273,000, respectively, with an estimated annual effective tax rate of 45%. Our provision for income taxes for the third quarter and first nine months of fiscal year 2006 was approximately $960,000 and $3,462,000, respectively, with an estimated annual effective tax rate of 48%. In addition, we recorded a reduction to income tax expense for discrete items of approximately $183,000 during the first nine months of fiscal year 2007, primarily associated with the benefit of our research and development tax refund from the state of California.

Note 8: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the third quarter and first nine months of fiscal year 2007 were approximately $60,000 and $206,000, respectively. For the same periods of fiscal year 2006 warranty costs were approximately $63,000 and $204,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently, require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such indemnification obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of August 3, 2007, or October 31, 2006.

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

Description of Business

Applied Signal Technology, Inc., (AST) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and naturally occurring signals. The processing of man-made signals includes communications intelligence (COMINT) and electronic intelligence (ELINT). The processing of natural signatures includes the use of sonar, radar, magnetic and chemical sensors to detect changes in the environmental phenomenology. Our primary end customer is the United States Government. We develop and manufacture equipment for both the collection and processing of signals.

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

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations, as they are incurred. Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated total costs to complete. On fixed-price contracts, we bear any unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, and these costs could have a materially adverse effect on results of operations and financial condition.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable.

Pre-contract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Pre-contract costs for the periods ended August 3, 2007, and October 31, 2006, were approximately $2,530,000 and $5,667,000, respectively. Approximately $4,870,000 of the October 31, 2006, balance was recognized as revenue during the first nine months of fiscal year 2007. At the end of fiscal year 2006, approximately $569,000 that was included in pre-contract costs was associated with an individual contract for which we had filed a formal claim against the U.S. Government. This was a formal request for reimbursement for work performed on this contract. During the second quarter of fiscal year 2007, the claim was rejected and we reduced pre-contract costs and operating income by $569,000.

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

At August 3, 2007, the unfavorable rate variance for the first nine months of fiscal year 2007 was approximately $5,445,000, and was reduced by a management reserve of $1,300,000, for a net unfavorable variance of approximately $4,145,000. We recorded $300,000 and $1,000,000 of the management reserve during the second and third quarters of fiscal year 2007, respectively. The reserve was recorded as an increase to operating expenses and a decrease to inventory, and represents the estimated amount of profit that is not expected to be recovered through contract activities during the remainder of the fiscal year. At July 28, 2006, the unfavorable rate variance was approximately $5,350,000, which was reduced by a management reserve of $1,000,000, for a net unfavorable balance of approximately $4,350,000.

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

There was no charge to bad debt expense during the first nine months of fiscal years 2007 or fiscal year 2006.

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the U.S. Government. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our equipment, which includes raw materials. Historically, we have sold our inventory at or greater than full cost, so there is limited decrement in valuation. If it is determined that a product has reached the end of its life cycle or there is no longer a need for certain equipment, the remaining inventory is disposed. Historically, we dispose of inventory at approximately the same time that the reduction to inventory is recorded and we do not hold inventory reserves.

Disposed items typically include units in various stages of completion. The charges associated with disposed work in process and finished goods are included in contract costs in our statement of operations. Amounts associated with disposed raw materials are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of inventory were not significant during the first nine months of fiscal years 2007 or 2006.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first nine months of fiscal years 2007 and 2006, we did not incur any price redeterminations on any of our contracts.

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

No indicators of impairment existed at August 3, 2007.

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

No indicators of impairment existed at August 3, 2007.

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

Assumptions used in the Black-Scholes model are the expected stock price volatility over the expected life of the awards, the projected employee stock option’s life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock awards. Historical volatility, market-based implied volatility, or a combination of both will be considered when projecting the expected stock price volatility for both stock options and purchases under our ESPP. For the first nine months of fiscal year 2007 and 2006, we determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. For stock options granted to non-officer employees in the first nine months of fiscal year 2006, we used a five-year expected life. We estimated the expected life of the options based on historical observations of our stock, considering the average years of options actually exercised, vested and cancelled options, and outstanding and exercisable options. At least once a year, we will assess the exercise behavior and determine if our current expected life assumptions need to change. For offering periods beginning prior to June 1, 2007, the expected life used for our ESPP was based on the six-month purchase periods within each twenty-four-month offering period. Offering periods beginning after that date have a single six-month purchase period and we use an expected life of six months. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date.The expected dividend yield for both stock options and purchases under the ESPP is calculated by taking the total expected annual dividend payout divided by the average stock price per share.

We have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four-month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective, May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. Consequently, there is no reset feature associated with these new six-month offering periods. As a result of the modification to the ESPP, the December 1, 2006 offering period, ending November 30, 2008, is the final twenty-four-month offering and may be reset to a six-month offering period at December 1, 2007. Such a reset could potentially increase stock-based compensation in excess of $500,000 in fiscal year 2008.

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

	———— Three Months Ended ————		———— Nine Months Ended ————
	August 3, 2007	July 28, 2006	August 3, 2007	July 28, 2006
Contract costs	$620	$542	1,852	$1,884
Research and development	46	34	155	172
General and administrative	367 ----------	371 ----------	1,248 ----------	1,157 ----------
Stock-based compensation expense before income taxes	$1,033	$947	$3,255	$3,213
Income taxes	(223) ----------	(209) ----------	(682) ----------	(571) ----------
Stock-based compensation expense after income taxes	$810	$738	$2,573	$2,642
Reduction to basic net income per share	$0.07	$0.06	$0.21	$0.23
Reduction to diluted net income per share	$0.07	$0.06	$0.21	$0.22

Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for further information.

Three and Nine Months Ended August 3, 2007, Compared to Three and Nine Months Ended July 28, 2006

Revenues and backlog. Revenues for the third quarter of fiscal year 2007 were approximately $39,541,000, similar to revenues of approximately $39,450,000 recorded in the same period of fiscal year 2006. Revenues for the first nine months of fiscal year 2007 were approximately $124,140,000, a 6.5% increase from revenues of approximately $116,528,000 recognized during the same period of fiscal year 2006. The increase in revenues during the first nine months of fiscal year 2007 is primarily due to our ability to recognize approximately $4,870,000 of pre-contract costs incurred during the fourth quarter of fiscal 2006. The majority of the revenue associated with this pre-contract activity was recognized during the first quarter of fiscal year 2007.

New orders received during the third quarter of fiscal year 2007 were approximately $74,081,000, an increase of 145.3% from approximately $30,204,000 in new orders received during the same period of fiscal year 2006. New orders received during the first nine months of fiscal year 2007 were approximately $150,861,000, an increase of 72.5% from approximately $87,442,000 in new orders received during the same period of fiscal year 2006. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At August 3, 2007, ending backlog was approximately $133,566,000, representing a 27.3% increase from ending backlog of approximately $104,952,000 at October 31, 2006. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or customer obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period.

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

The following table represents our revenue concentration during the respective periods by contract type.

	———— Three Months Ended ————		———— Nine Months Ended ————
	August 3, 2007	July 28, 2006	August 3, 2007	July 28, 2006
Cost-reimbursement contracts	71%	83%	73%	80%
Fixed-price contracts	10%	11%	14%	15%
Time-and-materials contracts	19%	6%	13%	5%

Six contracts represented an aggregate of 56% and 57% of revenues for the respective three-month and nine-month periods ended August 3, 2007. Five contracts represented an aggregate of 51% and 41% of revenues for the three-month and nine-month periods ended July 28, 2006, respectively. One of the six significant contracts in fiscal year 2007 is a time-and-materials contract. All other contracts referenced in this paragraph are cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $27,062,000, or 68.4% of revenues, for the third quarter of fiscal year 2007 an immaterial difference between contract costs incurred during the same period of fiscal year 2006 of approximately $27,258,000, or 69.1% of revenues. Contract costs were approximately $84,505,000, or 68.1% of revenues, for the first nine months of fiscal year 2007 compared to approximately $78,579,000, or 67.4% of revenues, for the same period of fiscal year 2006. Contract costs increased during the first nine months of fiscal year 2007 primarily due to our ability to recognize pre-contract costs incurred during the fourth quarter of fiscal 2006.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,756,000, or 9.5% of revenues, for the third quarter of fiscal year 2007 compared to approximately $3,986,000, or 10.1% of revenues , for the same period of fiscal year 2006. During the first nine months of fiscal year 2007, R&D expenses were approximately $10,751,000, or 8.7% of revenues, compared to approximately $12,273,000, or 10.5% of revenues, during the first nine months of fiscal year 2006. R&D expenses were lower in absolute dollars and as a percentage of revenues during the third quarter and first nine months of fiscal year 2007 due to a planned reduction in R&D activities. We manage the combination of company-directed R&D, proposal, and marketing expenditures as a total investment. As our proposal expenditures were high in the first nine months of fiscal year 2007 due to a large amount of proposal activity, we reduced R&D activities to balance our total investment.

General and administrative (G&A). General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record G&A expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. G&A expenses were approximately $7,101,000, or 18.0% of revenues, for the third quarter of fiscal year 2007 compared to approximately $6,429,000, or 16.3% of revenues, for the same period of fiscal year 2006. G&A expenses incurred during the first nine months of fiscal year 2007 were approximately $21,645,000, or 17.4% of revenues, compared to approximately $18,633,000, or 16.0%, of revenues, incurred during the same period of fiscal year 2006. G&A expenses were higher in absolute dollars and as a percentage of revenues during the third quarter of fiscal year 2007 primarily due to an increase in expenses associated with estimated outstanding health insurance claims. G&A expenses were higher in absolute dollars and as a percentage of revenues during the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006, due to an overall increase in contract and bid and proposal activities during the first nine months of fiscal year 2007.

Interest income. Interest income for the third quarter of fiscal year 2007 was approximately $347,000 compared to net interest income of approximately $299,000 for the same period of fiscal year 2006. Interest income recognized during the first nine months of fiscal year 2007 was approximately $969,000 compared to interest income of approximately $704,000 during the first nine months of fiscal year 2006. Interest income increased during the third quarter and first nine months of fiscal year 2007 due to higher yields within our investment portfolio and higher investment balances.

Interest expense. Interest expense for the third quarter of fiscal year 2007 was approximately $158,000 compared to approximately $192,000 for the same period of fiscal year 2006 . Interest expense incurred during the first nine months of fiscal year 2007 was approximately $515,000 compared to approximately $526,000 incurred during the first nine months of fiscal year 2006.

Provision for income taxes. Our provision for income taxes for the third quarter and first nine months of fiscal year 2007 was approximately $835,000 and $3,273,000, respectively, with an estimated annual effective tax rate of 45%. Our provision for income taxes for the third quarter and first nine months of fiscal year 2006 was approximately $960,000 and $3,462,000, respectively, with an estimated annual effective tax rate of 48%. The decline in our estimated annual effective tax rate at August 3, 2007, from our estimated effective tax rate at July 28, 2006, was primarily due to a projected decrease in our fiscal year 2007 non-deductible stock-based compensation expense as a percentage of our taxable income, as well as a projected increase to tax-exempt interest related to certain short-term and long-term investments. This decline was partially offset by an adjustment to our domestic production credit during the third quarter of fiscal year 2007. In addition, we recorded a reduction to income tax expense for discrete items of approximately $183,000 during the first nine months of fiscal year 2007, primarily associated with the benefit of our research and development tax refund from the state of California.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first nine months of fiscal year 2007 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $6,317,000 and approximately $2,697,000 during the first nine months of fiscal years 2007 and 2006, respectively. Net income for the first nine months of fiscal year 2007 was approximately $4,420,000 compared to net income of approximately $3,759,000 for the comparable period of fiscal year 2006.

Accounts receivable provided cash of approximately $1,404,000 during the first nine months of fiscal year 2007, and approximately $7,286,000 during the same period in fiscal year 2006. During the first nine months of fiscal year 2007, we generated revenues of approximately $124,140,000 and collected approximately $125,544,000. During the first nine months of fiscal year 2006, we generated revenues of approximately $116,528,000 and collected approximately $123,814,000.

Cash used for inventory, prepaid expenses, and other assets during the first nine months of fiscal year 2007 was approximately $3,537,000 and approximately $9,727,000 during the first nine months of fiscal year 2006. During the first nine months of fiscal year 2007, cash used for inventory was approximately $6,386,000, which included approximately $4,145,000, associated with our net inventoried indirect rate variance. The inventory activity was offset by a decrease in pre-contract costs of approximately $3,137,000. During the first nine months of fiscal year 2006, cash used for inventory was approximately $6,451,000, which included approximately $4,322,000, associated with our net inventoried indirect rate variance. Cash used for prepaid expenses during the first nine months of fiscal year 2006 was approximately $2,531,000, which included payments associated with our annual insurance renewals, equipment repair and maintenance contracts, and prepaid income taxes.

The change in accounts payable, taxes payable, and accrued liabilities balances resulted in a net decrease of approximately $3,440,000 and approximately $5,834,000 during the first nine months of fiscal years 2007 and 2006, respectively. Accounts payable and other accrued liabilities decreased approximately $2,480,000 during the first nine months of fiscal year 2007 and decreased approximately $2,376,000 during the same period in fiscal year 2006.

Accrued payroll liabilities decreased by approximately $960,000 during the first nine months of fiscal year 2007, and decreased by approximately $3,309,000 during the same period in fiscal year 2006. The difference in payroll activities was due to the timing of our bi-weekly payroll.

Net cash from investing activities. Investing activities used cash of approximately $2,636,000 and provided cash of approximately $4,035,000 during the first nine months of fiscal years 2007 and 2006, respectively. The primary difference between investing activities is that during fiscal year 2007, we increased our investment in securities that were classified as short-term or long-term investments. During the same period of fiscal year 2006, the majority of our investments were classified as cash equivalents. In addition, property and equipment purchases declined by approximately $3,041,000 during the first nine months of fiscal year 2007 compared to the same period of fiscal year 2006.

Net cash from financing activities. Financing activities used cash of approximately $1,409,000 during the first nine months of fiscal year 2007 and approximately $1,068,000 during the same period in fiscal year 2006. The increase in cash used is due to one additional payment of principal on our term loan and the amount of dividends paid.

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

Borrowing Arrangements

Revolving line of credit. At August 3, 2007, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank, National Association (the Bank), will advance funds to us from time to time up to and including March 1, 2008, not to exceed at any time the maximum principal amount of $3 million.

At August 3, 2007, we had two standby letters of credit under the Line of Credit totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California facilities lease, had a committed balance of approximately $1,220,000 at August 3, 2007. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at August 3, 2007. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed, but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,630,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at the Bank’s reference rate (8.25% at August 3, 2007), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to the Bank a security interest in our cash and marketable securities maintained with an affiliate of the Bank.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with the Bank, in the principal amount of $10 million, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.32% at August 3, 2007). Our Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to the Bank a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of August 3, 2007, we were in compliance with these covenants.

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

At August 3, 2007, we had one interest rate swap agreement outstanding with the Bank related to our $10 million Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation, which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At August 3, 2007, the effective portion of the cash flow hedge was a deferred gain of approximately $56,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $43,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, impacts earnings as it occurs. There is no ineffective portion of the outstanding swap as of August 3, 2007.

Contractual Obligations

The following table sets forth our contractual obligations as of August 3, 2007 (in thousands).

	————————————————— Payments Due by Period —————————————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$46,188	$7,424	$15,114	$12,704	$10,946
Loan obligations – principal	7,024	1,429	2,857	2,738	—
Loan obligations – interest	1,084	394	522	168	—
Purchase obligations	3,462 ----------	3,462 ----------	— ----------	— ----------	— ----------
Total	$57,758 ======	$12,709 ======	$18,493 ======	$15,610 ======	$10,946 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2007 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first nine months of fiscal year 2007, we entered into a new operating lease agreement with a total lease obligation of approximately $3,817,000 for our new facility in Torrance, California. In addition, we amended our operating lease agreement for our facilities in Anaheim, California and Salt Lake City, Utah. These amendments increased our lease obligation by approximately $93,000 and $71,000, respectively.

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset, with the payments expensed when the research and development activities are performed. EITF 07-3 applies to new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We believe that adoption of EITF 07-3 will not have a material effect on our financial position, results of operations, or cash flows.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of U.S. interest rates. The average maturity of our investment portfolio is 146 days as of August 3, 2007. Due to the short-term nature of our cash equivalents and investments, we do not believe that there is a material interest rate risk. As of August 3, 2007, our total cash and investments balance that was sensitive to interest rate risk was approximately $35,889,000. The sensitivity of our portfolio is: if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $126,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	August 3, 2007	October 31, 2006
Cash and cash equivalents	$6,466	$4,194
Available-for-sale securities:
Short-term, tax exempt	28,408	25,651
Long-term, tax exempt	1,015 ----------	2,802 ----------
	$35,889 ======	$32,647 ======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, National Association (the Bank), the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (5.32% at August 3, 2007).

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter ended August 3, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
  As a result of the acquisition of DTI, we incurred debt in the amount of $10 million, of which $7.0 million remains outstanding as of August 3, 2007, and our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.
  We may have assumed unknown liabilities, which risk the incurrence of expenses related to the future impairment of goodwill, or the incurrence of other large write-offs immediately or in the future.

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

Our backlog as of August 3, 2007, was approximately $133.6 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

Changes in stock option accounting rules have adversely impacted our operating results prepared in accordance with generally accepted accounting principles. We have historically used broad-based employee stock option programs to hire, incentivize, and retain our workforce in a competitive marketplace. In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. We adopted Statement 123R beginning with the first quarter of our 2006 fiscal year, and implemented the new standard on a prospective basis. We have incurred approximately $3,255,000 in stock compensation expense during the first nine months of fiscal year 2007. We expect to continue to incur compensation expense in the future. Please refer to “Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation.”

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

Applied Signal Technology, Inc. /James E. Doyle/ ---------------------------------------------------	September 10, 2007 ---------------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

Exhibit Number	Description of Document
3.1[1]	Second Amended and Restated Articles of Incorporation
3.2[1]	Amended and Restated Bylaws
4.1[1]	Specimen Common Stock Certificate
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed January 28, 1993 (File No. 33-58168).