Form 10-K
APPLIED SIGNAL TECHNOLOGY INC
filed 2008-01-11
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 2007

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

Common stock, without par value – $204,242,383 as of May 4, 2007, based on the closing price on such date for the registrant’s common stock reported by the NASDAQ National Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of registrant’s common stock outstanding:
Common stock, without par value – 12,388,422 shares as of October 31, 2007.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part II, Item 5 and Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Shareholders to be held on March 18, 2008.

Index
Applied Signal Technology Inc.

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

Substantially all of our revenues are from contracts with the United States Government or prime contractors to the United States Government.

We are incorporated in California. Our principal executive offices are located at 400 West California Ave., Sunnyvale, CA, 94086, and our telephone number at that address is (408) 749-1888. Our website address is www.appsig.com. The information posted on our website is not incorporated into this annual report. However, investors can obtain a copy of this annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the SEC, as well as a copy of our Code of Ethics, on our website free of charge.

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

Sensor Processing

In the current counterterrorism campaign, the United States Government has determined that the collection of signature information is very important in aiding the detection and location of terrorist activities. We believe that sensor detection of chemicals that might be used for explosives or ferrous materials that might indicate installations of improvised explosive devices (IEDs) is a high-priority information source to the United States Government.

Our sensor processing products can aid anti-submarine warfare, as well as mine countermeasures. We also have products that can detect land-based mines and IEDs.

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

To address this need, Applied Signal Technology is developing neu-VISION™—a portable neutron imaging and material identification system designed to provide through-barrier detection and classification of explosives, chemical agents, radiological or nuclear materials, and other hazardous materials in a variety of operational settings. The innovative neutron imaging technology serves an important role in the nation’s integrated security capability with its unique combination of barrier penetration, three-dimensional representation, material identification, and operational flexibility. We have obtained a license to operate neutron-imaging equipment at our non-intrusive inspection test facility in Torrance, California.

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

Invest in research and development. We invest in research and development (R&D) that we believe will enable us to develop equipment and services that will satisfy the future global security needs of our customers. This, in turn, often enables us to introduce products that meet marketplace demands before our competitors. An important aspect of our R&D efforts is the understanding of information sources that could enhance global security in order to anticipate the future signal processing needs of our customers. Not only does this allow us to direct R&D engineering efforts to produce solutions promptly once a customer expresses a requirement, but it often allows us to educate the customer about potential requirements and simultaneously present a conceptual solution to those requirements.

Develop flexible products. We develop products that can be used as originally designed or, with further customization, to satisfy the needs of a variety of customers. We use prior product development efforts to offer customers cost-effective solutions and to offer these solutions promptly.

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

Increase business with existing customers and broaden customer base. We believe that our current intelligence agency and military customers offer opportunities for sales growth through sales of additional units of developed products and through contracts to develop new products. Accordingly, we direct much of our marketing efforts toward these customers in order to increase our penetration of these markets. Additionally, we continue to try to broaden our customer base by increasing marketing efforts toward other agencies and military customers.

Products

Communications Intelligence Products

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

Marine processors. These processors are designed to detect abnormalities in the marine environment such as the presence of a submarine, mines tethered to the ocean floor, and terrorist activities such as attempts to destruct a telecommunication cable on the ocean floor. These processors consist of active sensing such as synthetic aperture sonar and radar detection of periscopes as well as passive sensing such as magnetic detection of submarines. These processors can range in price from approximately $200,000 to approximately $500,000.

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

Customers, Contracts, and Marketing

Customers

Since our inception, purchases by the United States Government have accounted for almost all of our revenues. These purchases occur in two ways: through contracts directly with the government and subcontracts to prime contractors. Direct contracts with the United States Government accounted for approximately 69%, 60%, and 67% of revenues in fiscal years 2007, 2006, and 2005, respectively. The subcontracts under which we supply products or services to prime contractors that have contracts with the United States Government accounted for approximately 29%, 37%, and 28% of revenues in fiscal years 2007, 2006, and 2005, respectively.

Our United States Government customers consist of military and intelligence agencies that have signal reconnaissance needs. Within our primary customer agencies, we have contracts with approximately 40 different offices, each with separate budgets and contracting authority.

The following table identifies the source of our revenues for fiscal years 2007, 2006, and 2005 by customer type.

	FY07	FY06	FY05
Intelligence agencies	78%	74%	72%
Military	20%	23%	23%
Foreign	—	1%	2%
Commercial	2% ---------	2% ---------	3% ---------
	100% ======	100% ======	100% ======

Contracts with all offices of two intelligence agencies accounted for approximately 26% and 47% of revenues in fiscal year 2007, approximately 24% and 46% of revenues in fiscal year 2006, and approximately 28% and 44% of revenues in fiscal year 2005, respectively. Contracts with one branch of the military accounted for approximately 15%, 17%, and 21% of revenues in fiscal years 2007, 2006, and 2005, respectively.

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

The following table identifies the allocation of revenues we generated for fiscal years 2007, 2006, and 2005 between contracts awarded on a sole-source basis and contracts awarded on a competitive-bid basis.

	FY07	FY06	FY05
Sole-source contracts	76%	70%	82%
Competitive-bid contracts	24% ---------	30% ---------	18% ---------
	100% ======	100% ======	100% ======

Sole-source and competitive-bid contracts can be fixed-price contracts, where we agree to deliver equipment for a fixed price and we assume the risk of cost overruns; cost-reimbursement contracts, where we are reimbursed for our direct and indirect costs and paid a negotiated profit; or time-and-materials contracts, where we recognize revenue by applying a negotiated billing rate to the level of effort. Historically, we achieve greater profit margins from our fixed-price contracts than from our cost-reimbursement and time-and-materials contracts. In recent years, our significant contracts have been cost-reimbursement contracts. The following table represents our revenue concentration during the respective periods by contract type.

	FY07	FY06	FY05
Cost-reimbursement contracts	71%	79%	76%
Fixed-price contracts	15%	17%	21%
Time-and-materials contracts	14% ---------	4% ---------	3% ---------
	100% ======	100% ======	100% ======

Most of our fixed-price contracts are for the manufacture of multiple units of our established products, rather than the development of new products. We believe that the risk of cost overruns is much less in the case of fixed-price manufacturing contracts, where the product has already been developed and at least a prototype made, than in the case of fixed-price development contracts.

Six contracts represented an aggregate of 56.3% of revenues for fiscal year 2007. Five contracts represented an aggregate of 42.1% of revenues for fiscal year 2006, and four contracts represented an aggregate of 29.4% of revenues for fiscal year 2005. One of the six significant contracts in fiscal year 2007 was a time-and-materials contract. All of the other contracts referenced were cost-reimbursement contracts.

We are subject to price redetermination on certain fixed-price United States Government contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2007, 2006, and 2005, we did not have claims against us for noncompliance with these regulations, although, during fiscal year 2005 we did settle one dispute with the United States Government relating to earlier contracts.

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

In addition to our primary technical marketing, we also conduct marketing activities designed to increase our visibility with existing and potential customers. Each year, we conduct equipment shows in the Washington, D.C. area, demonstrating the operation of many of our products, and participate in shows sponsored by professional organizations. Additionally, we use direct mail and magazine advertising from time to time to inform potential customers of available products. We also produce a product summary catalog.

Backlog

Our backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts and excludes unexercised options, was $126,708,000, $104,952,000, and $140,193,000, at October 31, 2007, 2006, and 2005, respectively. Anticipated revenues included in backlog may be realized over a multi-year period and include expected revenues from contracts that are fully funded as well as from contracts that are only partially funded. We include expected revenues from a contract in backlog when the contract is signed by us and by our customer. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in our contracts. (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – New Orders and Backlog.”) Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual revenue to be expected for any succeeding period, and actual revenue for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.

Research and Development

We conduct R&D pursuant to United States Government R&D contracts and as part of our own R&D investment. We believe that our investment in R&D provides us with a significant competitive advantage. Research and development expenses incurred by us were approximately $14,204,000, $19,165,000, and $16,125,000 in fiscal years 2007, 2006, and 2005, respectively. As a percent of revenue, R&D equated to 8.3%, 11.8%, and 10.3% in fiscal years 2007, 2006, and 2005, respectively.

In fiscal years 2007, 2006, and 2005, our R&D program was funded entirely by the billing rates charged to our customers.

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

As of December 7, 2007, we had 496 employees in technical operations. (See “Item 1: Business – Employees” on page 12.)

Competition

The global security market is highly competitive and we expect that competition will continue to increase in the future. Some of our current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. Our current competitors include L-3 Communications, BAE Systems, Boeing, Raytheon Corporation, General Dynamics, Harris Corporation, Lockheed Martin, Northrop Grumman, Argon ST, Digital Receiver Technology, EDO Corporation, QinetiQ, Sierra Nevada Corporation, Science Applications International Corporation, and Thales. Substantial competition could impose pricing pressure on sales of our products, could develop and introduce new products meeting market demand more quickly than we can, and could result in lower revenue and decreased sales, which would have a materially adverse effect on our financial condition and operating results.

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

As of October 31, 2007, we had five issued patents.We believe that, given the rapidly changing nature of signal collection and processing technology, our future success will depend primarily upon the technical competence and creative skills of our personnel, rather than the legal protection afforded by patents. We attempt to protect our trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated, or circumvented; that any rights granted under these patents will provide us adequate protection; or that there will be sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Although we do not believe that we are infringing upon the intellectual property rights of others, it is possible that such a claim will be asserted against us in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, we could experience loss or cancellation of customer orders, could experience product shipment delays, or could be subject to significant liabilities to third parties. If our products were found to infringe on a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to continue selling our products. Royalty or licensing agreements, if required, may not be available under acceptable terms or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a materially adverse effect on our business.

Government Regulations

We must comply with regulatory requirements of federal, state, and municipal authorities applicable to companies contracting with the United States Government and its agencies, including regulations concerning employment obligations and affirmative action, workplace safety, and protection of the environment. Most importantly, we must comply with detailed government procurement and contracting regulations and with United States Government security regulations, certain of which carry substantial penalties for noncompliance or misrepresentation in the course of negotiations. Failure to comply with our government procurement or contracting obligations or security obligations could result in penalties imposed on us or suspension from government contracting, which would prevent us from selling our products to the United States Government, severely limiting our ability to operate our business and generate revenue, resulting in a materially adverse effect on our financial condition and operating results. (See “Item 1: Business – Customers, Contracts, and Marketing” on page 8.)

While compliance with applicable regulations has not adversely affected our operations in the past, we cannot be sure that we will continue to be in compliance in the future or that these regulations will not change, resulting in increased operational costs.

Employees

As of December 7, 2007, we had 635 employees. Our business requires that a large number of our technical employees obtain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. In particular, the personnel involved in marketing require the appropriate clearances to meet with government technical representatives and discuss the government’s needs. We have a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 76% of our staff has security clearances. Our success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom could adversely affect our business materially. We believe we maintain a good relationship with our employees.

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and the related notes.

We may not be successful in our expansion of our products and markets, and may not realize the benefits of our investments in these new markets. Over the last several years, we have made investments in other areas complementary to our historic COMINT offerings. As a result of these investments, including our acquisition of Dynamics Technology, Inc. (DTI) in July 2005, and our research and development into the ELINT market, we have expanded our product offerings, approached new customers, and entered into new markets for advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. Our operations during fiscal year 2007 were, and are expected to continue to be, substantially influenced by the operations of the businesses we acquired from DTI as well as from our continued investment in products and markets complementary to our existing and new businesses. Our entry into new markets, and introduction of new products, subjects us to a number of risks and uncertainties, including the following:

  We are entering markets in which we have no or limited prior experience, and marketing to new customers in addition to our historic customer relationships. We may not be successful in these markets, and we may be unable to successfully enter into contracts with new or existing customers for these new business lines. We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition of DTI or the investment in other products and complementary technologies. Our failure to achieve these strategic objectives could have a material, adverse effect on our ability to grow our business.
  As a result of the acquisition of DTI, we incurred debt in the amount of $10 million, of which $6.8 million remains outstanding as of October 31, 2007. Our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.
  Our diversification into ELINT, and into new signal processing capabilities, requires us to invest additional capital, open new facilities, and incur additional R&D expenditures. In addition, diversification results in diversion of management’s attention from our historic business. Although we believe that entering into these new business areas will be important to remaining competitive in the defense electronics marketplace, there can be no assurance that we will derive benefits from this diversification, our core business could suffer, and we could incur significant unanticipated costs, which could have a material impact on our results of operations.

Any decrease in expected product sales during a period could adversely impact our revenues, results of operations, and financial condition. From time to time, we have derived a significant portion of our revenue from product sales. In recent periods, however, we have been focusing on sales of systems and software, and targeting larger programs. In addition, we have experienced some seasonality in product sales to the United States Government, with more product sales occurring in the second half of the fiscal year than in the first. The amount and timing of Government purchases of products is unpredictable, and fluctuates significantly from period to period, making it difficult for us to predict the amount of revenue we will generate from product sales in any particular period, and causing our revenues to fluctuate from period to period. If we are not able to generate revenues from product sales as expected in a particular period, we may fail to meet our revenue expectations and the expectations of industry analysts and investors, which could cause our stock price to decline.

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

Stop-work orders could negatively impact our operating results and financial condition. Almost all of our contracts contain stop-work clauses that permit the Government or other contracting party, at any time, by written order, to stop work on all or any part of the work called for by the contract for a period of ninety days. Within the ninety-day period, the other contracting party may cancel the stop-work order and resume work or terminate all or part of the work covered by the stop-work order. There can be no assurance that stop-work orders will not be received in future periods. If we receive stop work orders, our orders and backlog may be reduced, and we may fail to achieve anticipated revenues.

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

If we are unable to comply with complex government regulations governing security and contracting practices, we could be disqualified as a supplier to the United States Government. As a supplier to United States Government defense and intelligence agencies, we must comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we will lose most, if not all, of our customers, revenues from sales of our products would decline significantly, and our ability to continue operations would be seriously jeopardized. Among the causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. The government audits and investigations can take several years to complete. Depending on the results of these audits and investigations, the government may make claims against us or take exception to certain costs we determined to be recoverable. In the period management determines recoverability is not likely, operating income would be reduced.

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

Our backlog as of October 31, 2007, was approximately $126.7 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

Unexpected contract terminations could negatively impact our operating results and financial condition Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition; however, we received no such terminations in fiscal years 2007 or 2006.

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

Our failure to protect our intellectual property may significantly harm our business. Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology to customers, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed applications for several patents, five of which we currently hold, we cannot ensure that any patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources, and could significantly harm our business.

The U.S. Government has rights to our technology that limits our intellectual property rights. Although we seek to protect the competitive benefits we derive from our patents, proprietary information, and other intellectual property, we do not have the right to prohibit the U.S. Government from using certain technologies developed or acquired by us or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. Government. The U.S. Government has the right to royalty-free use of technologies that we have developed under U.S. Government contracts. We may commercially exploit those government-funded technologies and may assert our intellectual property rights against other non-government users of technology developed by us, but we may not be successful in our efforts to do so.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Our corporate offices, located in Sunnyvale, California, also serve as our primary research and development, engineering, production, marketing, and administrative center. As of October 31, 2007, we leased five buildings in Sunnyvale, California, totaling approximately 266,077 square feet under a lease that expires in March 2012.

In addition, we maintain ten additional offices within the United States. As of October 31, 2007, we lease the following properties: 61,038 square feet in Annapolis Junction, Maryland (lease expires April 2016); 15,250 square feet in Herndon, Virginia (lease expires March 2011); 10,962 square feet in Hillsboro, Oregon (lease expires October 2009); 27,345 square feet in Salt Lake City, Utah (lease expires October 2009); 32,000 square feet in Allen, Texas (lease expires February 2011); 19,383 square feet in Torrance, California (lease expires February 2008); 2,008 square feet in Torrance, California (lease expires October 2010); an additional 39,692 square feet in Torrance, California (lease expires June 2015); 9,785 square feet in Anaheim, California (lease expires May 2010); 14,090 square feet in Arlington, Virginia (lease expires June 2013); and 2,309 square feet in Tampa, Florida (lease expires April 2010).

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

On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice and entered judgment in defendants’ favor. Plaintiffs appealed the judgment of dismissal on March 23, 2006, and the appeal was heard on December 6, 2007; any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

Part II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Selected Common Stock Data

Our common stock trades on the NASDAQ National Market under the symbol “APSG.” As of October 31, 2007, the closing price of our common stock, as reported on NASDAQ, was $14.37, and we had approximately 502 registered shareholders of record with our transfer agent. The following table sets forth the high and low closing prices for our common stock over the eight quarters ending October 31, 2007.

Closing prices, as reported on NASDAQ	High	Low
Fiscal year ended October 31, 2006
First quarter	$23.50	$16.80
Second quarter	$24.02	$17.95
Third quarter	$18.69	$14.43
Fourth quarter	$15.70	$14.23
Fiscal year ended October 31, 2007
First quarter	$16.25	$13.45
Second quarter	$18.57	$15.13
Third quarter	$18.19	$13.89
Fourth quarter	$15.40	$12.56

The company pays dividends at the rate of $0.50 per share per annum, payable quarterly. However, the dividend is subject to approval by the Board of Directors, and is reviewed quarterly. Dividends are expected to be paid on February 15, 2008, May 16, 2008, August 15, 2008, and November 14, 2008, to shareholders of record at February 1, 2008, May 2, 2008, August 1, 2008, and October 31, 2008.

The continued payment of dividends and the amount thereof in the future will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board of Directors may deem relevant.

We did not repurchase any of our equity securities during the fourth quarter of fiscal year 2007 nor issue any securities that were not registered under the Securities Act of 1933.

Comparison of Shareholder Return

Set forth below is a line graph comparing the annual percentage in the cumulative total return on our common stock with the cumulative total return for the Standard & Poor’s MIDCAP 400 Index (S&P MIDCAP 400) and the Standard and Poor’s Aerospace and Defense Index (S&P Aerospace and Defense) for the five-year period commencing October 31, 2002, and ending on October 31, 2007.

	——————————— Cumulative Total Return ———————————
	10/02	10/03	10/04	10/05	10/06	10/07
Applied Signal Technology, Inc.	100.00	232.22	345.59	200.42	178.51	178.66
S&P Midcap 400	100.00	130.73	145.16	170.78	193.72	226.69
S&P Aerospace & Defense	100.00	114.26	137.93	158.00	203.04	263.38
* Assumes that $100.00 was invested on 10/31/02 in our common stock and in each index, and that all dividends have been reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

This stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this stock performance graph by reference therein.

Item 6: Selected Financial Data

(In thousands, except per share data)

	—————————— Year Ended October 31, ——————————
Summary of Operations:	2007	2006	2005	2004	2003
Revenues from contracts	$170,375	$161,913	$156,061	$142,836	$95,384
Operating expenses:
Contract costs	116,133	107,898	102,938	94,727	63,338
Research and development	14,204	19,165	16,125	14,166	7,526
General and administrative	28,734 ----------	25,978 ----------	22,167 ----------	16,694 ----------	15,376 ----------
Total operating expenses	159,071 ----------	153,041 ----------	141,230 ----------	125,587 ----------	86,240 ----------
Operating income	11,304	8,872	14,831	17,249	9,144
Interest income (expense), net	683 ----------	315 ----------	648 ----------	576 ----------	510 ----------
Income before provision for income taxes	11,987	9,187	15,479	17,825	9,654
Provision (benefit) for income taxes	5,175 ----------	4,860 ----------	6,235 ----------	5,559 ----------	911 ----------
Net income	$6,812 ======	$4,327 ======	$9,244 ======	$12,266 ======	$8,743 ======
Cash dividends declared per common share	$0.50	$0.50	$0.50	$0.50	$0.1875
Net income per common share:
Basic	$0.56	$0.37	$0.81	$1.11	$0.84
Diluted	$0.55	$0.36	$0.79	$1.05	$0.80
Number of shares used in calculating net income per common share:
Basic	12,100	11,739	11,400	11,042	10,459
Diluted	12,314	11,994	11,759	11,638	10,863
	—————————— Year Ended October 31, ——————————
Financial Position at End of Fiscal Year:	2007	2006	2005	2004	2003
Working capital	$75,337	$67,188	$63,188	$76,659	$64,640
Total assets	142,733	136,532	134,621	111,750	89,947
Long term debt	5,357	6,786	8,215	—	—
Retained earnings	52,953	52,272	53,853	50,327	43,608
Shareholders’ equity	114,836	105,630	98,129	89,563	76,199

Note: The financial results in fiscal years 2007 and 2006 include stock-based compensation expense as a result of adopting SFAS 123 (revised 2004), Share-Based Payment. The fiscal year 2005 financial results include the results of DTI, since its acquisition in July 2005.

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

We continue to focus our operations on assuring program performance, meeting staffing requirements, maintaining a competitive cost structure, and diversifying our marketplace. Our customers continue to come to us with new requirements for ISR solutions, weighted heavily toward new developments. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue in fiscal year 2008.

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

Revenue and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products, and perform related services according to specifications provided by the customer. A limited number of standalone software contracts are recognized in accordance with the AICPA Statement of Opinion 97-2, Software Revenue Recognition (SOP 97-2). In accordance with SOP 97-2, we may, at times, record an amount of deferred revenue associated with contracts that are billed and for which customers have paid in advance of performance requirements set forth in these contracts.

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred, including overhead, research and development, and general and administrative expenses (incurred costs). Stock compensation expense recognized in fiscal year 2007 is not reimbursable under these contracts. We do not apply indirect costs to subcontract costs that are in excess of $250,000 and that meet certain other predetermined criteria.

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

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations as they are incurred. Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated total costs to complete. On fixed-price contracts, we bear the risk of any unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, and these costs could have a materially adverse effect on our results of operations

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed as of the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending October 31, 2007, and October 31, 2006, were approximately $4,465,000 and $5,667,000, respectively.

We anticipate that at least $2.6 million of these pre-contract costs will be recognized as revenue during the first quarter of fiscal year 2008 due to the fact that we received additional contract funding during the first quarter of fiscal year 2008. Approximately $5,502,000 of the October 31, 2006, balance was recognized as revenue during fiscal year 2007. At the end of fiscal year 2006, approximately $569,000 that was included in pre-contract costs was associated with an individual contract for which we had filed a formal claim against the U.S. Government. This was a formal request for reimbursement for work performed on this contract. During the second quarter of fiscal year 2007, the claim was rejected and we reduced the balance of pre-contract costs and operating income by $569,000. This claim was ultimately settled and we recovered approximately $404,000 during the fourth quarter of fiscal year 2007. As a result of this settlement, we increased revenues and operating income accordingly.

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

If we anticipate that actual indirect rates will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year; request a modification of our billing rates to our customers through the Defense Contract Audit Agency any time during the fiscal year, in accordance with Federal Acquisition Regulations; or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

If our rate variance is unfavorable at the end of our fiscal year, the modification of our billing rates will likely increase revenue and operating expenses, and decrease inventory. Fee percentages on fixed-price and cost-reimbursement contracts will generally decline as a result of any increase to indirect costs. If our rate variance is favorable at the end of our fiscal year, the modification of our billing rates will decrease revenue and operating expenses, and increase inventory. In this event, fee percentages on fixed-price contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, because programs will typically expend all of the funds available. Any impact on operating income, however, depends on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At the end of fiscal year 2007, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers, which increased revenues by approximately $958,000 and operating expenses by approximately $2,224,000, which represented a reduction to operating income of approximately $1,266,000. As of the end of the third quarter of fiscal year 2007, we had anticipated a reduction to operating income and recorded a profit reserve of $1,300,000.

At the end of fiscal year 2006, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers, which increased revenues by approximately $3,387,000 and operating expenses by approximately $5,725,000, which represented a reduction to operating income of approximately $2,338,000. As of the end of the third quarter of fiscal year 2006, we had anticipated a reduction to operating income and recorded a profit reserve of $1,000,000.

At the end of fiscal year 2005, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers, which increased revenues by approximately $3,949,000 and operating expenses by approximately $4,935,000, which represented a reduction to operating income of approximately $986,000. As of the end of the third quarter of fiscal year 2005, we had anticipated a reduction to operating income and recorded a profit reserve of $750,000.

Income taxes. Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate and any discrete items that occur during any interim period. We calculate this estimated tax rate based on the projected net income at the end of the fiscal year, and review it at each reporting period. At the end of the fiscal year, we adjust income tax expense for actual results. Our effective tax rate can differ from the statutory rate primarily due to the non-tax-deductible nature of certain types of stock-based compensation expense. Please refer to “Notes to Consolidated Financial Statements, Note 8: Income Taxes” for the current year effective tax rate.

Allowance for bad debt. Since the majority of our revenues are generated from the United States Government, its agencies, or prime contractors for the United States Government, we regard the credit risk of our business to be minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off. Charges to bad debt expense were not significant during fiscal years 2007, 2006, and 2005.

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the United States Government. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our products, which includes raw materials. Historically, we have sold our inventory at or above cost, so there is typically limited decrement in valuation. In addition, when we determined that a product has reached the end of its life cycle or there is no longer a need for a certain product, we would dispose of any remaining inventory, and recorded the associated reduction to inventory. At the end of fiscal year 2007, however, we recorded a write-down of approximately $415,000, inventory against one inventoried product for which we consider future sales remote. The charges associated with these reductions to work in process and finished goods are included in contract costs in our statement of operations. Disposals associated with our raw material represent a minor amount and is included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D.

Inventory activities during fiscal year 2007 included a write-down of approximately $415,000 and disposals of obsolete products of approximately $187,000. Fiscal year 2006 activity included disposals of approximately $237,000. The disposals included items that were in various stages of completion.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2007, 2006, or 2005, although in fiscal year 2005, we did settle an outstanding contract dispute relating to older contracts with the United States Government for approximately $500,000.

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

Based on our analysis, we concluded no impairment existed at October 31, 2007.

Long-lived asset valuation (property, plant and equipment, and intangible assets). We will test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset, significant adverse changes in the business climate or legal considerations, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, and current expectation that the asset will more likely than not be sold or discarded significantly before the end of its estimated useful life.

We assess recoverability based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. We recognize an impairment loss when the carrying amount is not recoverable and exceeds the fair value.

No indicators of impairment existed at October 31, 2007.

Share-based payment. We adopted SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), effective at the beginning of fiscal year 2006. Applying this complex standard to value equity-based compensation requires us to use significant judgment and to make estimates, particularly for the assumptions used in the Black-Scholes valuation model, such as stock price volatility and expected option lives, as well as for the expected option forfeiture rates.

We elected to use the modified prospective transition method as permitted by SFAS 123R. Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For awards granted prior to, but not yet vested, as of November 1, 2005, stock-based compensation expense was based on the grant-date fair value previously estimated, by using the Black-Scholes valuation model, in accordance with the original provisions of SFAS 123. We recognize the stock compensation expense on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

Assumptions used in the Black-Scholes model are the expected stock price volatility over the expected life of the awards, the projected employee stock option’s life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock awards. Historical volatility, market-based implied volatility, or a combination of both will be considered when projecting the expected stock price volatility for both stock options and purchases under our employee stock purchase plan (ESPP). For fiscal years 2007 and 2006, we determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. For stock options granted to non-officer employees in fiscal year 2006, we used a five-year expected life. We estimated the expected life of the options based on historical observations of our stock, considering the average years of options actually exercised, vested and cancelled options, and outstanding and exercisable options. For offering periods beginning prior to June 1, 2007, the expected life used for our ESPP was based on the six-month purchase periods within each twenty-four-month offering period. Offering periods beginning after that date have a single six-month purchase period and we used an expected life of six months. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or ESPP offering date.The expected dividend yield for both stock options and purchases under the ESPP is calculated by taking the total expected annual dividend payout divided by the average stock price per share.

We have an ESPP that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four-month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective, May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. Consequently, there is no reset feature associated with these new six-month offering periods. As a result of the modification to the ESPP, the December 1, 2006, offering period, ending November 30, 2008, was the final twenty-four-month offering. On November 30, 2007, this offering was reset to a six-month offering period beginning on December 1, 2007. Therefore, the unrecognized compensation cost at December 1, 2007, will be recognized over a six-month period ending on May 31, 2008, instead of the remaining twelve months of the original offering period. There will be additional participants in the six-month offering beginning June 1, 2008. The additional participation is attributable to the reenrollment of those individuals who were included in the final twenty-four month offering. As a result, we anticipate that stock-based compensation could increase in excess of $500,000 in fiscal year 2008.

The fair value of our restricted stock is based on our closing stock price on the date of grant.

Operating Results – Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, our backlog.

	——— Year Ended October 31, ———
	2007	2006	2005
Revenues from contracts	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	68.2%	66.6%	66.0%
Research and development	8.3%	11.8%	10.3%
General and administrative	16.9% ---------	16.1% ---------	14.2% ---------
Total operating expenses	93.4% ---------	94.5% ---------	90.5% ---------
Operating income	6.6%	5.5%	9.5%
Interest income (expense), net	0.4% ---------	0.2% ---------	0.4% ---------
Income before provision (benefit) for income taxes	7.0%	5.7%	9.9%
Provision (benefit) for income taxes	3.0% ---------	3.0% ---------	4.0% ---------
Net income	4.0% =====	2.7% =====	5.9% =====

Backlog (thousands of dollars)	$126,708	$104,952	$140,193

Results

Revenues for fiscal year 2007 were $170,375,000, up 5.2% from revenues of $161,913,000 recorded during fiscal year 2006. In fiscal year 2007, new orders increased 53.6% and ending backlog increased 20.7% compared to fiscal year 2006.

Operating income for fiscal year 2007 was $11,304,000 compared to operating income of $8,872,000 recorded during fiscal year 2006. Operating income was higher for fiscal year 2007 when compared to fiscal year 2006 due to improved program profitability.

Net income for fiscal year 2007 was $6,812,000, or $0.55 per diluted share, compared to net income of $4,327,000, or $0.36 per diluted share, for fiscal year 2006. Our tax rates for fiscal years 2007 and 2006 were approximately 43% and 53%, respectively.

In fiscal year 2006, revenues increased 3.7%, new orders declined 2.5%, and ending backlog declined 25.1% compared to fiscal year 2005. Operating income for fiscal year 2006 was $8,872,000 compared to operating income of $14,831,000 recorded during fiscal year 2005. Operating income was lower for fiscal year 2006 when compared to fiscal year 2005 primarily due to the impact of our stock-based compensation expense. In addition, our expenditures for R&D, marketing, and proposal efforts increased.

At the beginning of fiscal year 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards that are ultimately expected to vest.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock, and ESPP included in our condensed consolidated statements of operations (in thousands).

	— Year Ended October 31, —
	2007	2006
Contract costs	$2,388	$2,493
Research and development	177	229
General and administrative	1,585 --------	1,561 --------
Stock-based compensation expense before income taxes	4,150	4,283
Income taxes	(850) --------	(804) --------
Stock-based compensation expense after income taxes	$3,300	$3,479
Reduction to basic net income per share	$0.27	$0.30
Reduction to diluted net income per share	$0.27	$0.29

Please refer to “Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for further information.

Revenues

Revenues were approximately $170,375,000, $161,913,000, and $156,061,000 for fiscal years 2007, 2006, and 2005, respectively. Revenues increased by 5.2% during fiscal year 2007 over fiscal year 2006 and increased by 3.7% during fiscal year 2006 over fiscal year 2005. The primary reason for the continued increase in revenues in recent years is an increase in engineering development efforts designed to provide a variety of global security solutions to the United States Government. These solutions have helped to support the United States Government’s global security counterterrorism efforts. In fiscal year 2007, we recognized approximately $5,502,000 of pre-contract costs incurred during fiscal year 2006.

In fiscal year 2006, revenues increased due to the result of the full-year impact related to the acquisition of DTI entered into during the third quarter of fiscal year 2005.

The following table identifies the source of our revenues (as a percentage of total revenues) for fiscal years 2007, 2006, and 2005 by customer type.

	FY07	FY06	FY05
Intelligence agencies	78%	74%	72%
Military	20%	23%	23%
Foreign	—	1%	2%
Commercial	2% --------	2% --------	3% --------
	100% =====	100% =====	100% =====

Within the customer types, contracts with two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from all contracts with each significant customer.

	FY07	FY06	FY05
First intelligence agency	26%	24%	28%
Second intelligence agency	47%	46%	44%
One branch of the military	15% --------	17% --------	21% --------
	88% =====	87% =====	93% =====

Revenues from the United States Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY07	FY06	FY05
Direct purchases	69%	60%	67%
Subcontracts	29% --------	37% --------	28% --------
	98% =====	97% =====	95% =====

Our contracts can be either fixed-price contracts, where we agree to deliver equipment for a fixed price and assume the risk of cost overruns; cost-reimbursement, where we are reimbursed for our direct and indirect costs and paid a negotiated profit; or time-and-materials contracts, where we recognize revenue for these contracts by applying a negotiated billing rate to the level of effort. Cost-reimbursement and time-and-materials contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type. The following table represents our revenue concentration (as a percentage of total revenues) during the respective periods by contract type.

	FY07	FY06	FY05
Cost-reimbursement contracts	71%	79%	76%
Fixed-price contracts	15%	17%	21%
Time-and-materials contracts	14% --------	4% --------	3% --------
	100% =====	100% =====	100% =====

Six contracts represented an aggregate of 56.3% of revenues for fiscal year 2007. Five contracts represented an aggregate of 42.1% of revenues for fiscal year 2006, and four contracts represented an aggregate of 29.4% of revenues for fiscal year 2005. One of the six significant contracts in fiscal year 2007 is a time-and-materials contract. All of the other contracts referenced are cost-reimbursement contracts.

New Orders and Backlog

We received new orders of approximately $191,193,000, $124,481,000, and $127,663,000 during fiscal years 2007, 2006, and 2005, respectively. New orders increased in fiscal year 2007 due to what we believe to be the continued interest in ISR by the U.S. Government. During fiscal year 2006, new orders declined due to the fact that negotiations of an indefinite delivery/indefinite quantity (IDIQ) type contract with one of our government agency customers was not awarded until the first quarter of fiscal year 2007 and a decline in product orders. New orders for fiscal year 2005 included a reduction of approximately $12 million because the company completed negotiations of a stop-work order related to a portion of its largest contract.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At the end of fiscal year 2007, ending backlog was approximately $126,708,000. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. The fiscal year 2007 backlog represents a 20.7% increase to the backlog of $104,952,000 at the end of fiscal year 2006. The fiscal year 2006 backlog represents a 25.1% decrease to fiscal year 2005.

Contract Costs

Contract costs consist of direct costs incurred in the performance of contracts, including labor, materials, and overhead costs. Contract costs were approximately $116,133,000, or 68.2% of revenues, in fiscal year 2007, compared to approximately $107,898,000, or 66.6% of revenues, in fiscal year 2006, and approximately $102,938,000, or 66.0% of revenues, in fiscal year 2005. Contract costs increased in absolute dollars during fiscal year 2007 primarily due to increased contract activity related to our development contracts and our ability to recognize pre-contract costs incurred during fiscal year 2006. Contract costs increased as a percentage of revenues during fiscal year 2007 due to our ability to recognize pre-contract costs incurred during fiscal year 2006. Contract costs increased as a percentage of revenues during fiscal year 2006 primarily due to the impact of SFAS 123R on reported expenses. The impact of the stock compensation expense was partially offset by a reduction of our subcontract costs. Contract costs increased in absolute dollars during fiscal year 2006 compared to fiscal year 2005 due to the increase in contract activities as well as the impact of SFAS 123R on reported expenses.

Research and Development Expenses

Company-directed investment in research and development consists of expenditures recoverable from customers through billing rates and expenditures funded by us from operations. Research and development expenses were approximately $14,204,000, or 8.3% of revenues, in fiscal year 2007 compared to approximately $19,165,000, or 11.8% of revenues, in fiscal year 2006 and approximately $16,125,000, or 10.3% of revenues, in fiscal year 2005. We manage the combination of company-directed R&D, proposal, and marketing expenditures as a total investment and as part of our indirect rate structure. Our proposal expenditures were high during fiscal year 2007. In addition, our analysis during the second and third quarters of fiscal year 2007 indicated that our indirect rates at the end of fiscal year 2007 would be higher than planned levels. In order to minimize the impact of the projected indirect rate increase, we reduced R&D activities. During fiscal year 2006, R&D expenses were higher than in fiscal year 2005 in absolute dollars and as percentage of revenues as a result of increased efforts toward new and existing R&D projects precipitated by a delay in anticipated orders.

General and Administrative Expenses

General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs related to product warranties, and other administrative costs. General and administrative expenses were approximately $28,734,000, or 16.9% of revenues, in fiscal year 2007 compared to approximately $25,978,000, or 16.1% of revenues, in fiscal year 2006 and approximately $22,167,000, or 14.2% of revenues, in fiscal year 2005. G&A expenses were higher in absolute dollars and as a percentage of revenues during fiscal year 2007 compared to fiscal year 2006 due an overall increase in contract activities and bid and proposal expenditures during fiscal year 2007. General and administrative expenses increased in absolute dollars and as a percentage of revenues during fiscal year 2006 as a result of the impact of SFAS 123R on reported expenses, an increase in marketing and proposal expenditures, and the full-year impact of personnel added during fiscal year 2005 to support business growth.

Interest Income and Other, Net

Interest income and other, net for fiscal year 2007, was approximately $1,356,000 compared to approximately $1,024,000 and $1,027,000 of interest income in fiscal years 2006 and 2005, respectively. Interest income increased fiscal year 2007 due to higher yields within our investment portfolio and higher investment balances.

Interest Expense

Interest expense for fiscal year 2007 was approximately $673,000 compared to approximately $709,000 and $379,000 of interest expense in fiscal years 2006 and 2005, respectively. Interest expense increased in fiscal years 2007 and 2006 primarily due to interest payments and accruals related to our $10 million Term Loan entered into in connection with our acquisition of DTI during the third quarter of fiscal year 2005.

Provision for Income Taxes

Our provision for income taxes for fiscal years 2007, 2006, and 2005 resulted in income tax expense of approximately $5,175,000, $4,860,000, and $6,235,000, respectively. The effective tax rate for fiscal years 2007, 2006, and 2005 were approximately 43%, 53%, and 40%, respectively. The decrease in our tax rate in fiscal year 2007 from fiscal year 2006 was primarily due to an increase in our pre-tax income, which reduced the impact of non-deductible stock-based compensation expense. In addition, a greater portion of our investments was in tax-free municipal securities. The increase in our tax rate in fiscal year 2006 from fiscal year 2005 was primarily related to the tax impact of stock-based compensation expense for our employee stock purchase plan and stock option plans.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during fiscal year 2007 were the cash flows generated from operations and the issuance of common stock through our employee stock purchase plans.

Cash by operating activities. Net cash from operating activities has fluctuated significantly from year to year. Net cash provided by operating activities was approximately $14,096,000, $10,787,000, and $13,603,000 in fiscal years 2007, 2006, and 2005, respectively. The year-to-year variances are primarily the result of changes in net income, accounts receivable, inventories held by us, contract risk activity, and accounts payable and accrued liabilities.

Net income for fiscal year 2007 was approximately $6,812,000, a $2,485,000 increase from fiscal year 2006. The increase was due to improved program profitability and a reduction in our effective tax rate. Net income for fiscal year 2006 was approximately $4,327,000, a decrease of $4,917,000 from fiscal year 2005 that was due, primarily, to the impact of our stock-based compensation expense of approximately $4,283,000. While the stock-based compensation expense materially impacted net income, it had no impact on operating cash.

Accounts receivable balances increased by approximately $3,897,000 during fiscal year 2007, decreased by approximately $7,887,000 during fiscal year 2006, and increased by approximately $2,272,000 during fiscal year 2005. During fiscal year 2007, we generated revenues of approximately $170,375,000 and collected approximately $166,478,000. In fiscal year 2006, we generated revenues of approximately $161,914,000 and collected approximately $169,801,000. In fiscal years 2005, increased revenues caused the accounts receivable balances to increase.

Inventories, prepaid expenses, and other current assets decreased by approximately $2,680,000 in fiscal year 2007 and increased by approximately $7,867,000 and $850,000 in fiscal years 2006 and 2005, respectively. The decrease during fiscal year 2007 is primarily due to a decrease of prepaid income taxes of approximately $1,690,000 and a decrease in pre-contract costs of approximately $1,202,000.The leading factor for the increase in fiscal year 2006 was the increase in precontract costs of approximately $4,621,000, which was due to the timing of our contract activities in fiscal year 2006. Prepaid income taxes increased in fiscal year 2006 by approximately $1,690,000 and prepaid expenses increased approximately $666,000. In addition, 2006 inventory balances increased by approximately $809,000. The increase in fiscal year 2005 is primarily due to the increase in precontract costs of approximately $1,023,000.

Accounts payable and accrued liabilities balances decreased in fiscal year 2007 by approximately $1,692,000, decreased in fiscal year 2006 by approximately $4,151,000, and increased in fiscal year 2005 by approximately $2,951,000. During fiscal year 2007, accounts payable balances decreased by approximately $1,405,000 and accrued payroll liabilities decreased approximately $709,000. The primary reason for the decline in fiscal year 2006 was the decrease in accounts payable of approximately $3,308,000 due to the overall decrease in our subcontract costs in fiscal year 2006. In addition, income taxes payable decreased by approximately $605,000 and accrued payroll balances decreased by approximately $383,000.

Fiscal year 2005 accrued payroll liabilities increased by approximately $1,151,000 due, primarily, to the increase in staffing, offset by a reduction in accrued bonus accrual in fiscal year 2005. Fiscal year 2005 accrued bonus was approximately $2,851,000, and was paid during the first quarter of fiscal year 2006. Other accrued liabilities decreased by approximately $843,000 in fiscal year 2005 primarily due to the payment of $500,000 to the United States Government in settlement of a contract dispute over certain older contracts.

Cash from investing activities. Net cash used in investing activities during fiscal years 2007, 2006, and 2005 was approximately $9,985,000, $22,890,000, and $14,135,000, respectively.

During fiscal years 2007 and 2006 we increased our investment in tax-exempt securities that were classified as short-term or long-term investments. Fiscal year 2007 property and equipment purchases of approximately $4,451,000 included leasehold improvement efforts of approximately $1,901,000 associated with our new facilities in Torrance, California,approximately $1,456,000 in computer equipment, and approximately $515,000 in test equipment. Fiscal year 2006 property and equipment purchases were approximately $5,037,000, which included approximately $3,008,000 in equipment purchases and approximately $1,804,000 in leasehold improvements, primarily to support the new facility in Annapolis Junction, Maryland, and to improve the existing facilities in Sunnyvale, California, and Arlington, Virginia.

The primary use of cash in fiscal year 2005 was for the acquisition of DTI. In the third quarter of fiscal year 2005, the Board of Directors approved a change in our investment policy to include tax-exempt securities. We purchased approximately $25,471,000 in available-for-sale securities, while approximately $47,491,000 matured. In addition, property and equipment purchases during fiscal year 2005 were approximately $6,887,000. We purchased property for the increased facilities and equipment to support the increase in our staff.

Cash from financing activities. Net cash used in financing activities during fiscal year 2007 and 2006 was approximately $3,055,000 and $2,623,000, respectively. Financing activities provided cash of approximately $8,225,000 during fiscal years 2005.

The sources of cash from financing activities for fiscal years 2007 and 2006 were from the purchase of common stock under our employee stock purchase plan and the cash received from stock option exercises. The sources of cash from financing activities during fiscal year 2005 were the $10 million Term Loan from Wells Fargo and the purchase of common stock under our stock option and employee stock purchase plans.

The primary fluctuations in financing activities between fiscal years 2006 and 2005 were a result of the $10 million Term Loan. We obtained the loan from Wells Fargo Bank, National Association (Wells Fargo), during the third quarter of fiscal year 2005 in connection with the acquisition of DTI. The receipt of loan proceeds was offset by loan payments of approximately $357,000 in fiscal year 2005. Loan payments totaled approximately $1,429,000 during fiscal years 2007 and 2006.

Dividend payments in fiscal year 2007 were the same as for fiscal years 2006 and 2005, at $0.50 per share per annum. Dividend payments were approximately $6,074,000, $5,858,000, and $5,678,000 in fiscal years 2007, 2006, and 2005, respectively. The year-over-year increases are due to increases in common stock outstanding resulting from the purchases of common stock under our stock compensation plans.

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

Borrowing Arrangements

Revolving line of credit. At October 31, 2007, we had a revolving line of credit (the Line of Credit) under which Wells Fargo will advance funds to us from time to time up to and including March 1, 2008, not to exceed at any time the maximum principal amount of $3 million. Under the Line of Credit, we had two standby letters of credit totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,220,000 at October 31, 2007, and October 31, 2006. The second letter of credit was a requirement of our workers compensation insurance, and the committed balance was approximately $150,000 at October 31, 2007, and October 31, 2006. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,630,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (7.5% at October 31, 2007) and interest on those borrowings are payable monthly. As security for its indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.12% at October 31, 2007). Our Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2007, we were in compliance with these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure by using an interest rate swap agreement with Wells Fargo, designated as a cash flow hedge. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap is considered a cash flow hedge and is accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

At October 31, 2007, we had one interest rate swap agreement outstanding, with Wells Fargo, related to our Term Loan. We do not anticipate any losses on the agreement due to counterparty credit issues. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation, which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2007, the effective portion of the cash flow hedge was a deferred gain of approximately $16,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $8,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, impacts earnings as it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2007.

Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2007 (in thousands).

	——————————— Payments due by period ———————————
Fiscal Year	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Operating lease obligations	$44,324	$7,517	$14,998	$11,732	$10,077
Loan obligations – principal	6,786	1,429	2,858	2,499	—
Loan obligations – interest	977	373	475	129	—
Purchase obligations	4,159 ----------	4,159 ----------	— ----------	— ----------	— ----------
Total	$56,246 ======	$13,478 ======	$18,331 ======	$14,360 ======	$10,077 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2008 and 2016.

Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During fiscal year 2007, we entered into a new operating lease agreement with a total lease obligation of approximately $8,104,000 for our new facility in Torrance, California. In addition, we amended our operating lease agreements for our facilities in Anaheim, California, and Salt Lake City, Utah. These amendments increased our total lease obligation by approximately $93,000 and $71,000, respectively.

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $306,000, $279,000, and $263,000 for fiscal years 2007, 2006, and 2005, respectively.

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

In June 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach. The first step is to determine whether it is more likely than not that a tax position accounted for under SFAS 109 will be sustained upon examination, with the presumption that the position will be examined. The second step is to measure the amount of benefit to recognize in the financial statements. The provisions are effective for us for our fiscal year beginning November 1, 2007. Based on a preliminary evaluation of the impact of adopting FIN 48, we believe that it will not a have a material effect on our financial position or results of operations in 2008.

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods, services to be used in future research, and development activities to be recorded as an asset, with the payments expensed when the research and development activities are performed. EITF 07-3 applies to new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We believe that adoption of EITF 07-3 will not have a material effect on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in our fiscal year beginning November 1, 2009. We are evaluating the impact adopting SFAS 141R will have on our financial statements.

Quarterly Results

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters ending October 31, 2007. In the opinion of management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except for common share and per common share data.

	———————————— 2006 ————————————					———————————— 2007 ————————————
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Revenues from contracts	$33,553	$43,525	$39,450	$45,385	$161,913	$43,544	$41,054	$39,542	$46,235	$170,375
Operating expenses:
Contract costs	22,068	29,253	27,258	29,319	107,898	28,860	28,583	27,062	31,628	116,133
Research and development	3,589	4,698	3,986	6,892	19,165	3,585	3,410	3,756	3,453	14,204
General and administrative	5,370 --------	6,834 --------	6,429 --------	7,345 --------	25,978 --------	7,959 --------	6,585 --------	7,101 --------	7,089 --------	28,734 --------
Total operating expenses	31,027 --------	40,785 --------	37,673 --------	43,556 --------	153,041 --------	40,404 --------	38,578 --------	37,919 --------	42,170 --------	159,071 --------
Operating income	2,526	2,740	1,777	1,829	8,872	3,140	2,476	1,623	4,065	11,304
Interest income (expense), net	22 --------	49 --------	107 --------	137 --------	315 --------	160 --------	105 --------	189 --------	229 --------	683 --------
Income before provision (benefit) for income taxes	2,548	2,789	1,884	1,966	9,187	3,300	2,581	1,812	4,294	11,987
Provision (benefit) for income taxes	1,236 --------	1,266 --------	960 --------	1,398 --------	4,860 --------	1,437 --------	1,001 --------	835 --------	1,902 --------	5,175 --------
Net income	$1,312 =====	$1,523 =====	$924 =====	$568 =====	$4,327 =====	$1,863 =====	$1,580 =====	$977 =====	$2,392 =====	$6,812 =====
Net income, per common share
Basic	$0.11	$0.13	$0.08	$0.05	$0.37	$0.16	$0.13	$0.08	$0.20	$0.56
Diluted	$0.11	$0.13	$0.08	$0.05	$0.36	$0.15	$0.13	$0.08	$0.19	$0.55
Number of shares used in calculating net income per common share
Basic	11,617	11,712	11,784	11,848	11,739	11,973	12,039	12,171	12,218	12,100
Diluted	11,919	12,012	12,019	12,040	11,994	12,171	12,285	12,381	12,397	12,314

At times, we have experienced fluctuations in our quarterly results. Management believes that these fluctuations are an inherent part of the business and could continue into the future. These have included costs associated with uneven flows of incoming material, the level of research and development spending during any given quarter, the use of target indirect rates at interim reporting periods, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the United States Government contracting and budget cycles, the timing of contract awards, and changes in estimates that impact our effective tax rate.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. The average days to maturity of our investment portfolio is 153 days, as of October 31, 2007.

Due to the short-term nature of our investments, we do not believe that there is a material interest rate risk. As of October 31, 2007, our total cash and investments balance that was sensitive to interest rate risk was approximately $39,047,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $152,000.

The following table summarizes our cash and cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	2007	2006
Cash and cash equivalents	$5,250	$4,194
Available-for-sale securities:
Short-term tax-exempt	29,683	25,651
Long-term tax-exempt	4,114 ---------	2,802 ---------
	$39,047 ======	$32,647 ======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo, the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (5.12% at October 31, 2007).

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

Coincident with the Term Loan transaction, we also entered into an interest rate swap agreement with Wells Fargo whereby we pay interest to Wells Fargo at a fixed rate of 4.33% and Wells Fargo pays interest to us at a floating rate tied to the LIBOR index. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation, which is locked in at 6.08%.

Item 8: Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Applied Signal Technology, Inc.

We have audited the accompanying consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2007, and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended October 31, 2007, 2006, and 2005. These financial statements are the responsibility of Applied Signal Technology, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Signal Technology, Inc. at October 31, 2007, and 2006, and the consolidated results of its operations and its cash flows for the years ended October 31, 2007, 2006, and 2005, in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, under the heading Stock-Based Compensation, in fiscal 2006 Applied Signal Technology, Inc. changed its method of accounting for stock-based compensation to adopt the provision of FASB Statement No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Signal Technology, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 9, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California January 9, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Applied Signal Technology, Inc.

We have audited Applied Signal Technology, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Signal Technology, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Applied Signal Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2007, and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007, and our report dated January 9, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California January 9, 2008

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended October 31,
	2007	2006	2005
Revenues from contracts	$170,375	$161,913	$156,061
Operating expenses:
Contract costs	116,133	107,898	102,938
Research and development	14,204	19,165	16,125
General and administrative	28,734 ------------	25,978 ------------	22,167 ------------
Total operating expenses	159,071 ------------	153,041 ------------	141,230 ------------
Operating income	11,304	8,872	14,831
Interest income and other, net	1,356	1,024	1,027
Interest expense	(673) ------------	(709) ------------	(379) ------------
Income before provision for income taxes	11,987	9,187	15,479
Provision for income taxes	5,175 ------------	4,860 ------------	6,235 ------------
Net income	$6,812 =======	$4,327 =======	$9,244 =======
Net income per common share
Basic	$0.56	$0.37	$0.81
Diluted	$0.55	$0.36	$0.79
Number of shares used in calculating net income per common share
Basic	12,100	11,739	11,400
Diluted	12,314	11,994	11,759
See accompanying notes.

Consolidated Balance Sheets
 (in thousands)

	October 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,250	$4,194
Short-term investments	29,683 ------------	25,651 ------------
Total cash, cash equivalents, and short-term investments	34,933	29,845
Accounts receivable:
Billed	25,097	20,766
Unbilled	19,379 ------------	19,813 ------------
Total accounts receivable	44,476	40,579
Inventory	5,944	6,078
Refundable income taxes	647	647
Prepaid and other current assets	9,760 ------------	12,306 ------------
Total current assets	95,760	89,455
Property and equipment, at cost:
Machinery and equipment	41,075	39,224
Furniture and fixtures	4,676	4,614
Leasehold improvements	14,584	14,278
Construction in process	2,230 ------------	195 ------------
	62,565	58,311
Accumulated depreciation and amortization	(46,096) ------------	(41,496) ------------
Property and equipment, net	16,469	16,815
Long-term investment	4,114	2,802
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	616	1,260
Long-term deferred tax asset	5,021	5,455
Other assets	789 ------------	781 ------------
Total assets	$142,733 =======	$136,532 =======

Consolidated Balance Sheets (continued)
(in thousands)

	October 31,
	2007	2006
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,848	$5,253
Accrued payroll and related benefits	13,135	13,844
Note payable	1,429	1,429
Income taxes payable	14	—
Other accrued liabilities	1,997 ------------	1,741 ------------
Total current liabilities	20,423	22,267
Long-term note payable	5,357	6,786
Accrued rent	1,658	1,354
Other long-term liabilities	459	495
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares – 12,388,422 at October 31, 2007, and 11,922,103 at October 31, 2006	61,849	53,295
Retained earnings	52,953	52,272
Accumulated comprehensive income	34 ------------	63 ------------
Total shareholders’ equity	114,836 ------------	105,630 ------------
Total liabilities and shareholders’ equity	$142,733 =======	$136,532 =======
See accompanying notes.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended October 31,
	2007	2006	2005
Operating activities:
Net income	$6,812	$4,327	$9,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,649	5,279	3,994
Stock-based compensation	4,150	4,283	—
Tax benefit related to stock plans	68	379	629
Excess tax benefits from stock-based payment arrangements	(54)	(180)	—
Changes in:
Accounts receivable	(3,897)	7,887	(2,272)
Income tax receivable	—	513	—
Inventory, prepaid expenses and other current assets	2,680	(7,867)	(850)
Other assets	380	317	(93)
Accounts payable and accrued liabilities	(1,692) ----------	(4,151) ----------	2,951 ----------
Net cash provided by operating activities	14,096	10,787	13,603
Investing activities:
Cash paid for business acquired, net	—	—	(29,273)
Purchases of available-for-sale securities	(76,411)	(77,853)	(25,471)
Maturities of available-for-sale securities	70,877	60,000	47,491
Additions to property and equipment	(4,451) ----------	(5,037) ----------	(6,882) ----------
Net used in investing activities	(9,985)	(22,890)	(14,135)
Financing activities:
Issuances of common stock	4,394	4,484	4,259
Excess tax benefits from stock-based payment arrangements	54	180	—
Term loan	(1,429)	(1,429)	9,644
Dividends paid	(6,074) ----------	(5,858) ----------	(5,678) ----------
Net cash (used in) provided by financing activities	(3,055) ----------	(2,623) ----------	8,225 ----------
Net increase (decrease) in cash and cash equivalents	1,056	(14,726)	7,693
Cash and cash equivalents at beginning of year	4,194 ----------	18,920 ----------	11,227 ----------
Cash and cash equivalents at end of year	$5,250 ======	$4,194 ======	$18,920 ======
Supplemental disclosure of cash flow information:
Interest paid	$556	$586	$232
Income taxes paid	$3,873	$5,997	$4,466
See accompanying notes.

Consolidated Statement of Shareholders’ Equity
(in thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at October 31, 2004 (as reported)	11,210,738	$39,261	$50,327	($25)	$89,563
Issuance of common shares to employees under stock compensation plans	317,580	4,259	—	—	4,259
Dividends declared	—	—	(5,718)	—	(5,718)
Tax benefit related to stock plans	—	629	—	—	629
Other comprehensive income	—	—	—	152	152
Net income	— --------------	— ------------	9,244 ------------	— ------------	9,244 ------------
Balance at October 31, 2005 (as reported)	11,528,318 --------------	$44,149 ------------	$53,853 ------------	$127 ------------	$98,129 ------------
Issuance of common shares to employees under stock compensation plans	393,785	4,484	—	—	4,484
Stock-based compensation expense	—	4,283	—	—	4,283
Dividends declared	—	—	(5,908)	—	(5,908)
Tax benefit related to stock plans	—	379	—	—	379
Other comprehensive income	—	—	—	(64)	(64)
Net income	— --------------	— ------------	4,327 ------------	— ------------	4,327 ------------
Balance at October 31, 2006 (as reported)	11,922,103 --------------	$53,295 ------------	$52,272 ------------	$63 ------------	$105,630 ------------
Issuance of common shares to employees under stock compensation plans	466,319	4,336	—	—	4,336
Stock-based compensation expense	—	4,150	—	—	4,150
Dividends declared	—	—	(6,131)	—	(6,131)
Tax benefit related to stock plans	—	68	—	—	68
Other comprehensive income	—	—	—	(29)	(29)
Net income	— --------------	— ------------	6,812 ------------	— ------------	6,812 ------------
Balance at October 31, 2007	12,388,422 --------------	$61,849 ------------	$52,953 ------------	$34 ------------	$114,836 ------------
See accompanying notes.

Notes to Consolidated Financial Statements, October 31, 2007

Note 1: Organization and Summary of Significant Accounting Policies

Organization

Applied Signal Technology, Inc. (AST) provides advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. We provide processing of both man-made and naturally occurring signals. The processing of man-made signals includes communications intelligence (COMINT) and electronic intelligence (ELINT). The processing of natural signatures includes the use of sonar, radar, magnetic, and chemical sensors to detect changes in the environmental phenomenology. Our primary customer is the United States Government. We develop and manufacture sophisticated receivers and signal processing equipment that use advanced software.

Substantially, all of our revenues were from contracts with the United States Government or prime contractors for the United States Government.

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

Revenues and Contract Accounting

Revenues and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products and perform related services according to specifications provided by the customer. A limited number of standalone software contracts are recognized in accordance with the AICPA Statement of Opinion 97-2, Software Revenue Recognition (SOP 97-2). In accordance with SOP 97-2, we may, at times, record an amount of deferred revenue associated with contracts that are billed and for which customers have paid in advance of performance requirements set forth in these contracts.

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

The following table represents our revenue concentration during the respective periods by contract type.

	FY07	FY06	FY05
Cost-reimbursement contracts	71%	79%	76%
Fixed-price contracts	15%	17%	21%
Time-and-materials contracts	14% ---------	4% ---------	3% ---------
	100% ======	100% ======	100% ======

Six contracts represented an aggregate of 56.3% of revenues for fiscal year 2007. Five contracts represented an aggregate of 42.1% of revenues for fiscal year 2006 and four contracts represented an aggregate of 29.4% of revenues for fiscal year 2005. One of the six significant contracts in fiscal year 2007 was a time-and-materials contract. All of the other contracts referenced were cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. For further information please refer to “Note 3: Inventory and Precontract Costs.”

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

During fiscal year 2007, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year, by modifying our billing rates to our customers, which increased revenues by approximately $958,000 and operating expenses by approximately $2,224,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government, and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during fiscal years 2007, 2006, and 2005.

Inventory valuation and disposal. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell our products, which includes raw materials. Historically, we have sold our inventory at or above cost, so there is typically no decrement in valuation. In addition, when we determined that a product has reached the end of its life cycle or there is no longer a need for a certain product, we would dispose of any remaining inventory, and recorded the associated reduction to inventory. At the end of fiscal year 2007, however, we recorded a write-down of approximately $415,000, inventory against one inventoried product for which we consider future sales remote. The charges associated with these reductions to work in process and finished goods are included in contract costs in our statement of operations. Disposals associated with our raw material represent a minor amount and is included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D.

For inventory disposal activities for fiscal years 2007 and 2006, please refer to “Note 3: Inventory.”

Income Taxes

Our income tax expense at interim reporting periods is based on our estimated annual effective tax rate. This estimated tax rate is calculated based on the projected net income at the end of the fiscal year, and is reviewed at each reporting period. At the end of the fiscal year, income tax expense is adjusted for actual results. Our effective tax rate can differ from the statutory rate primarily due to the non-deductible nature of certain types of stock-based compensation expense. Please refer to “Note 8: Income Taxes” for the current year effective tax rate.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2007, 2006, or 2005, although, during fiscal year 2005 we did settle an outstanding dispute with the United States Government for approximately $500,000 relating to older contracts. This settlement did not result in a negative impact to our fiscal year 2005 earnings because the amount paid by us was fully reserved in prior years.

Cash, Cash Equivalents, and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our remaining securities are classified as available for sale and are carried at fair market value in short-term and long-term investments. At October 31, 2007, all of our short-term and long-term investments consist of tax-exempt securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term and long-term investments is determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for fiscal years 2007, 2006, and 2005.

The following tables summarize our cash and cash equivalents, short-term securities, and long-term securities (in thousands).

	October 31, 2007
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$5,250	$—	$5,250
Available-for-sale securities:
Short-term tax exempt	29,671	12	29,683
Long–term tax exempt	4,108 -----------	6 -----------	4,114 -----------
	$39,029 =======	$18 =======	$39,047 =======

	October 31, 2006
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$4,194	$—	$4,194
Available-for-sale securities:
Short-term tax exempt	25,651	—	25,651
Long-term tax exempt	2,801 -----------	1 -----------	2,802 -----------
	$32,646 =======	$1 =======	$32,647 =======

The following table summarizes the maturities of our available-for-sale investments (in thousands).

	October 31, 2007	October 31, 2006
Due in one year or less	$29,683	$25,651
Due in one to two years	4,114 -----------	2,802 -----------
	$33,797 =======	$28,453 =======

Restricted Cash

We had restricted cash balances of approximately $562,000 and $582,000 at October 31, 2007, and October 31, 2006, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $194,000 and $177,000 was included in prepaids and other current assets on October 31, 2007, and October 31, 2006, respectively. Approximately $368,000 and $405,000 was included in other assets on October 31, 2007, and October 31, 2006, respectively.

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

Based on our analysis, we concluded no impairment existed at October 31, 2007.

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

No indicators of impairment existed at October 31, 2007.

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

Year Ended October 31,
	2007	2006	2005
Numerator:
Net income	$6,812 ======	$4,327 ======	$9,244 ======
Denominator:
Shares used to compute net income per common share – basic	12,100	11,739	11,400
Effect of dilutive stock options and non-vested shares	214 ----------	255 ----------	359 ----------
Shares used to compute net income per common share – diluted	12,314 ======	11,994 ======	11,759 ======
Net income per common share – basic	$0.56 ======	$0.37 ======	$0.81 ======
Net income per common share – diluted	$0.55 ======	$0.36 ======	$0.79 ======

We excluded approximately 971,000; 860,000; and 584,000 potential common shares for fiscal years 2007, 2006, and 2005 from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive.

Comprehensive Income

The components of our annual comprehensive income, net of tax, are as follows (in thousands).

	Year Ended October 31,
	2007	2006	2005
Net income	$6,812	$4,327	$9,244
Unrealized gain on securities	17	6	20
Unrealized gain (loss) on derivative	(46) ----------	(70) ----------	132 ----------
Comprehensive income	$6,783 ======	$4,263 ======	$9,396 ======

The balance of accumulated comprehensive income on securities as of October 31, 2007, and October 31, 2006, was approximately $18,000 and $1,000, respectively. Derivative accumulated comprehensive income balance as of October 31, 2007, and October 31, 2006, was approximately $16,000 and $62,000, respectively. Accumulated comprehensive income was $127,000 as of October 31, 2005. The derivative gain was not booked net of the tax effect during fiscal year 2005.

Dividends

We pay dividends at the rate of $0.50 per share per annum, payable quarterly. However, the dividend is subject to approval by the Board of Directors and is reviewed quarterly. Dividends were paid on February 16, 2007, May 18, 2007, August 17, 2007, and November 16, 2007, to shareholders of record at February 2, 2007, May 4, 2007, August 3, 2007, and October 31, 2007.

Total dividends paid during fiscal years 2007, 2006, and 2005 were approximately $6,074,000, $5,858,000, and $5,678,000, respectively.

At October 31, 2007, and October 31, 2006, accrued dividends of approximately $1,549,000 and $1,491,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have the following stock-based compensation programs that provide our Board of Directors discretion in creating employee equity incentives. As of October 31, 2007, there were a total of 1,158,941 shares reserved for future issuance under all of our equity incentive plans and our ESPP.

Employee Stock Purchase Plan. We maintain our 1993 Employee Stock Purchase Plan (ESPP), and have reserved 4,900,000 shares of common stock for issuance to employees under the ESPP. The ESPP was adopted by the Board of Directors on January 22, 1993, and approved by the shareholders on February 22, 1993. Under this plan, eligible employees purchase common stock through payroll deductions (which cannot exceed 10% of any employee’s compensation) at 85% of the lower of its fair market value at the beginning of an offering period or the end of a six-month purchase period. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective, May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. Consequently, there is no reset feature associated with the new offering periods. As a result of the modification to the ESPP, the December 1, 2006, offering period, originally scheduled to end on November 30, 2008, was the final twenty-four month offering. As of October 31, 2007, 674,272 shares remain reserved for issuance and eligible for purchase under the 1993 Plan.

Stock Option Plan – 1991. Our 1991 Stock Option Plan (1991 Plan) provided for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. The exercise price of the options granted under this plan were 100% or greater than the fair market value on the date of grant. Some options are exercisable only at the end of a two-year vesting period and some options are exercisable at the rate of 20% per year over five years. The 1991 Plan expired on January 19, 2001, and all remaining shares reserved for issuance expired. Options to purchase an aggregate of 160,875 shares of our common stock remain outstanding under the 1991 Plan as of October 31, 2007.

Stock Option Plan – 2000. Our 2000 Stock Option Plan (2000 Plan) was adopted by the Board of Directors on May 11, 2000, and provides for the granting of non-qualified stock options to our employees and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 and beyond vest at the rate of 20% per year over five years, on the anniversary date of the grant date. Options to purchase an aggregate of 569,617 shares of our common stock were outstanding and 357,557 shares were available for grant under the 2000 Plan as of October 31, 2007. In November 2007, the Board of Directors voted to terminate the 2000 Plan.

Stock Option Plan – 2001. Our 2001 Stock Option Plan (2001 Plan) was adopted by the Board of Directors on November 16, 2000, and approved by the shareholders on March 15, 2001. The 2001 Plan provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 and beyond vest at the rate of 20% per year over five years, on the anniversary date of the grant date. Options to purchase an aggregate of 346,232 shares of our common stock are outstanding and 35,635 shares remain available for grant under the 2001 Plan as of October 31, 2007.

Stock Incentive Plan – 2004. Our 2004 Stock Incentive Plan (2004 Plan) was adopted by the Board of Directors on November 20, 2003 and approved by the shareholders on March 10, 2004. The 2004 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to our employees, directors, and consultants. The exercise price for an option is equal to 100% of the fair market value of the common stock on the date of grant. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for the award shall be services actually rendered to us or for our benefit. Some options vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of eight years. Other options vest over five years, at the rate of 20% per year. Options to purchase an aggregate of 333,000 shares of our common stock are outstanding, the common stock balance includes 163,266 shares of restricted stock, and 91,477 shares remain available for grant under the 2004 Plan as of October 31, 2007.

Prior to fiscal year 2006, we used stock options as the primary component of our stock-based incentive plans for officers, directors, and employees. In fiscal year 2006, we began granting restricted stock to our officers and directors. During 2007, we granted restricted stock to officers as part of their annual compensation review and we granted restricted stock to newly-hired and existing non-officer employees. The restrictions typically will lapse in four equal annual installments, on each anniversary of the grant date, conditioned on continued employment. During the fourth quarter of fiscal year 2007, we granted restricted stock to our directors. The restrictions for the majority of the grants will lapse in three equal annual installments.

In fiscal year 2006, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards that are ultimately expected to vest. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for 2005. Stock-based compensation expense for all stock-based compensation awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, stock-based compensation expense was based on the grant-date fair value previously estimated, by using the Black Scholes valuation model, in accordance with the original provisions of SFAS 123. We recognize expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

The following table sets forth the total stock-based compensation expense resulting from stock option grants, restricted stock awards, and shares purchased under our ESPP included in our condensed consolidated statements of operations (in thousands).

	Fiscal Year 2007	Fiscal Year 2006
Contract costs	$2,388	$2,493
Research and development	177	229
General and administrative	1,585 ----------	1,561 ----------
Stock-based compensation expense before income taxes	4,150	4,283
Income taxes	(850) ----------	(804) ----------
Stock-based compensation expense after income taxes	$3,300	$3,479
Reduction to basic net income per share	$0.27	$0.30
Reduction to diluted net income per share	$0.27	$0.29

Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which allowed companies to apply existing accounting rules under APB 25. In general, if the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income for periods prior to the adoption of SFAS 123R. As required by SFAS 123 and 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards as if the fair-value method defined in SFAS 123 had been applied.

SFAS 123R requires us to present pro forma information for the comparative periods prior to the adoption as if we had accounted for all of our employee stock options and ESPP under the fair value method of the original SFAS 123. The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscal year 2005 (in thousands, except per-share amounts).

Fiscal Year 2005
Net income – As reported	9,244
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	3,461 ----------

Net income – Pro forma	5,783
Net income per share
Basic – As reported	$0.81
– Pro forma	$0.51
Diluted – As reported	$0.79
– Pro forma	$0.49

We estimated the fair value of options granted and shares issued under our ESPP by using the Black-Scholes valuation model using the following weighted average assumptions.

	— Employee Stock Options —		——— Employee Stock Purchase Plan ———
	2006	2005	2007	2006	2005
Risk-free interest rate	5.0%	3.9%	4.6%	4.9%	3.2%
Expected life (years)	5.0	5.0	1.9	1.6	1.3
Expected volatility	44%	63%	39%	39%	43%
Expected dividends	2.8%	1.3%	2.5%	2.2%	1.8%
Weighted average fair value	$6.42	$12.93	$5.59	$6.35	$6.83

We did not grant options during fiscal year 2007.

Our determination of the grant-date fair value of stock-based compensation using an option pricing model and the resulting compensation expense that is recognized are affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These factors include, but are not limited to, our expected stock price volatility, the projected life of the stock option, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock options and the expense recognized.

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the option grant or at the beginning of the ESPP offering period.

The expected life of the options represents the period that we expect the stock-based awards will be outstanding and is determined based on historical experience of similar awards, considering contractual terms, exercise patterns, and vesting schedules. The expected life used for our ESPP offering periods prior to June 1, 2007, was based on the six-month purchase periods within each twenty-four-month offering period.

Our computation of expected volatility for the ESPP in fiscal year 2007 and for both stock options and the ESPP for fiscal year 2006, reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. For grants in fiscal year 2005, we calculated our volatility based solely on historical volatility in accordance with SFAS 123 for purposes of our pro forma information.

The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price.

Stock-based compensation expense recognized in the consolidated statement of operations for fiscal years 2007 and 2006 reflects estimated forfeitures that are based on historical option forfeitures. In the pro forma information required under SFAS 123 for fiscal year 2005, we included forfeitures as they occurred.

Net cash proceeds from the exercise of stock options were approximately $863,000, $1,119,000, and $1,320,000, for fiscal years 2007, 2006, and 2005, respectively. The net cash proceeds associated with our ESPP were $3,531,000, $3,365,000, and $2,939,000 for fiscal years 2007, 2006, and 2005, respectively. The income tax benefit realized from stock option exercises during fiscal years 2007, 2006, and 2005 was approximately $68,000, $379,000, and $629,000, respectively. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the option activity under all stock option plans.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2004	1,216,392	$14.37
Granted	418,000	$25.02
Exercised	(110,432)	$11.95
Forfeitures or expirations	(44,656) ------------	$22.47 ------------
Outstanding at October 31, 2005	1,479,304	$17.32
Granted	217,000	$17.90
Exercised	(108,375)	$10.32
Forfeitures or expirations	(40,150) ------------	$19.54 ------------
Outstanding at October 31, 2006	1,547,779	$17.83
Exercised	(90,091)	$9.58
Forfeitures or expirations	(47,964) ------------	$18.65 ------------
Outstanding at October 31, 2007	1,409,724	$18.33	5.55	$2,487,038

Vested or expected to vest at October 31, 2007	1,381,159	$17.41	5.50	$2,486,878

Exercisable at October 31, 2007	959,758	$16.47	3.26	$2,474,165

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between our closing stock price on the last trading day of fiscal year 2007 and the exercise price for those options in the money, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on October 31, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised was approximately $584,000, $971,000, and $1,701,000 for fiscal years 2007, 2006, and 2005, respectively.

As of October 31, 2007, approximately $3,729,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 2.60 years.

The following table summarizes our restricted stock grant activity.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2005	0
Grants	61,875 ----------	$19.58
Nonvested at October 31, 2006	61,875	$19.58
Grants	118,813	$17.64
Vested	(15,472)	$19.58
Forfeitures	(1,950) ----------	$18.06
Nonvested at October 31, 2007	163,266	$17.35

The total fair value of restricted stock grants vested in fiscal year 2007 is $303,000. Our unrecognized compensation cost related to nonvested (restricted) stock is approximately $2,197,000, and is expected to be recognized over a weighted average period of 2.99 years.

As of October 31, 2007, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $1,360,000, and was expected to be recognized over a weighted average period of 1.08 years. However, on the November 30, 2007 purchase date, our fair market value was lower than the December 1, 2006 offering date, and therefore, all participants were re-enrolled into a new six-month offering period, beginning December 1, 2007. Therefore, the unrecognized compensation cost at December 1, 2007, will be recognized over a six-month period ending on May 31, 2008, instead of the remaining twelve-months of the original offering period.

On November 30, 2006, the closing stock price on our ESPP purchase date was lower than the closing stock price on the participants’ enrollment dates; therefore, 411 participants were withdrawn from their current offering period and re-enrolled into a new twenty-four month offering period beginning on December 1, 2006. Consequently, approximately $758,000 of incremental compensation expense was added to our unrecognized compensation expense at December 1, 2006.

On May 31, 2006, the closing stock price on the ESPP purchase date was lower than the closing stock price on the participant’s enrollment dates; therefore, 429 participants were withdrawn from their current offering period, and re-enrolled into a new twenty-four-month offering period beginning on June 1, 2006. In accordance with SFAS 123R, this is considered a modification, and an incremental compensation cost of approximately $1,323,000 was added to our unrecognized compensation expense at June 1, 2006.

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

In June 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach. The first step is to determine whether it is more likely than not that a tax position accounted for under SFAS 109 will be sustained upon examination, with the presumption that the position will be examined. The second step is to measure the amount of benefit to recognize in the financial statements. The provisions are effective for us for our fiscal year beginning November 1, 2007. Based on a preliminary evaluation of the impact of adopting FIN 48, we believe that it will not a have a material effect on our financial position or results of operations in 2008.

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset, with the payments expensed when the research and development activities are performed. EITF 07-3 applies to new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We currently record a prepaid asset for any non-refundable advance payments and recognize the expense when the activities are performed. We believe that adoption of EITF 07-3 will not have a material effect on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in our fiscal year beginning November 1, 2009. We are evaluating the impact adopting SFAS 141R will have on our financial statements.

Note 2: Customer Concentration

The following table identifies the source of our revenues for fiscal years 2007, 2006, and 2005 by customer type.

	FY07	FY06	FY05
Intelligence agencies	78%	74%	72%
Military	20%	23%	23%
Foreign	—	1%	2%
Commercial	2% ---------	2% ---------	3% ---------
	100% ======	100% ======	100% ======

Within the customer types, two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from each significant customer.

	FY07	FY06	FY05
First intelligence agency	26%	24%	28%
Second intelligence agency	47%	46%	44%
One branch of the military	15% --------	17% --------	21% --------
	88% =====	87% =====	93% =====

Revenues from the United States Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY07	FY06	FY05
Direct purchases	69%	60%	67%
Subcontracts	29% --------	37% --------	28% --------
	98% =====	97% =====	95% =====

Note 3: Inventory and Precontract Costs

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands).

	October 31,
	2007	2006
Raw materials	$904	$768
Work in process	4,597	5,060
Finished goods	443 ----------	250 ----------
	$5,944 ======	$6,078 ======

Inventory activities during fiscal year 2007 included a write-down of approximately $415,000 and disposals of obsolete products of approximately $187,000. Fiscal year 2006 activity included disposals of approximately $237,000. The disposals included items in various stages of completion.

Precontract costs are classified on the balance sheets as other current assets for all periods presented. Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. Precontract costs for the periods ending October 31, 2007, and October 31, 2006, were approximately $4,465,000 and $5,667,000, respectively. Approximately $5,502,000 of the October 31, 2006, balance was recognized as revenue during fiscal year 2007. At the end of fiscal year 2006, approximately $569,000 that was included in pre-contract costs was associated with an individual contract for which we had filed a formal claim against the U.S. Government. This was a formal request for reimbursement for work performed on this contract. During the second quarter of fiscal year 2007, the claim was rejected and we reduced pre-contract costs and operating income by $569,000. This claim was ultimately settled and we recovered approximately $404,000 during the fourth quarter of fiscal year 2007.

Note 4: Business Combination

In order to diversify into phenomenological sensor signal processing, AST acquired Dynamics Technology, Inc. (DTI) on July 1, 2005. DTI was a privately held California corporation headquartered in Torrance, California with offices in Anaheim, California and Arlington, Virginia. DTI provided advanced sensor and signal processing products for advanced space-based, airborne, terrestrial, and undersea sensor technologies. The combined company provides signal processing products and services in support of intelligence, surveillance, and reconnaissance for global security.The purchase price of the acquisition was approximately $30.1 million in cash, plus an estimated $1.3 million in transaction costs. AST did not assume any options of DTI. Approximately ten percent (10%) of the merger consideration that would otherwise be distributed to the holders of DTI’s securities at the closing of the acquisition were deposited into an escrow account for twelve (12) months following the closing for the purpose of providing a fund against which AST may assert claims for damages, if any, based on breaches of the representations and warranties made by DTI in the agreement. However, no such claims were made and the funds in the escrow account were released in full in July 2006. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquisition are included in the accompanying statement of operations since the acquisition date. AST has funded the purchase price from its current investments and from a $10-million term loan from Wells Fargo Bank.The aggregate purchase price for the acquisition was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the intangible assets acquired are based on estimates, assumptions, and other information compiled by management, including independent valuations that utilize established valuation techniques. The amounts allocated to customer relationships and existing technology were determined based on discounted cash flows. Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Intangible assets related to the acquisition, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from 1 to 18 years.Our deferred net tax assets increased in connection with the purchase of DTI. See “Note 8: Income Taxes” for further details.

The aggregate preliminary purchase price for the acquisition consists of the following (in thousands).

Cash	$30,074
Transaction costs	1,339 ----------
Total purchase price	$31,413 ======

We allocated the aggregate preliminary purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands).

Current assets	$6,058
Property and equipment	715
Non-current assets	5,646
Current liabilities	(327)
Non-current liabilities	(2,913) ----------
Net tangible assets assumed	9,179
Amortizable intangible assets	2,270
Goodwill	19,964 ----------
Total purchase price	$31,413 ======

During fiscal year 2006, we increased the portion of the purchase price allocated to goodwill by approximately $179,000, primarily due to a change in the estimate of deferred tax assets related to DTI’s net operating loss. As of October 31, 2006, the purchase price allocation was final.

Note 5: Goodwill and Intangible Assets

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in fiscal year 2007.

Intangible Assets

The tables below present information on our identifiable intangible assets that are subject to amortization (in thousands).

		——————— October 31, 2007 ———————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 years	$1,720	$(1,338)	$382
Existing technology	5 years	340	(158)	182
Patent	18 years	60 ---------	(8) ---------	52 ---------
Total		$2,120 ======	$(1,504) ======	$616 ======

		——————— October 31, 2006 ———————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 years	$1,720	$(765)	$955
Existing technology	5 years	340	(91)	249
Non-compete agreements	1 year	60	(60)	0
Patent	18 years	60	(4)	56
Trade name	1 year	90 ---------	(90) ---------	0 ---------
Total		$2,270 ======	$(1,010) ======	$1,260 ======

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $644,000, $745,000, and $265,000, during fiscal years 2007, 2006, and 2005, respectively.

As of October 31, 2007, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands).

Fiscal Years
2008	454
2009	71
2010	49
2011–2023	42 ------
Total	$616 ====

Note 6: Borrowing Arrangements

Revolving Line of Credit

At October 31, 2007, we had a revolving line of credit (the Line of Credit) under which Wells Fargo will advance funds to us from time to time up to and including March 1, 2008, not to exceed at any time the maximum principal amount of $3 million.

At October 31, 2007, we had two standby letters of credit under the Line of Credit, totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,220,000 at October 31, 2007, and October 31, 2006. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at October 31, 2007, and October 31, 2006. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,630,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (7.5% at October 31, 2007) and interest on those borrowings are payable monthly. No fees were associated with the unused portion of the committed amount. As security for its indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term Loan and Interest Rate Swap

Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan).

The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (5.12% at October 31, 2007). The Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2007, we were in compliance with these covenants.

The following table sets forth our scheduled debt maturities under the Term Loan (in thousands).

Year	Debt Maturities
2008	1,429
2009	1,429
2010	1,429
Thereafter	2,499 ---------
Total	$6,786 ======

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of derivatives. A derivative contract references an underlying variable, such as an interest rate index, a foreign currency exchange rate, or a commodity value. The payment, or settlement, obligation arising from a derivative is calculated by applying the terms of the contract to changes in the value of the reference variable during a calculation period. Derivatives may trade on exchanges, such as most common stock options, or may be private (over the counter) arrangements between two parties.

We entered into an over the counter interest rate swap contract with Wells Fargo designed to operate as a cash flow hedge for the Term Loan. The use of an interest rate swap in this situation locks the variable interest expense associated with the debt and results in a fixed interest expense that is typically immune from subsequent market rate fluctuations. Since there is a high correlation between the hedged instrument (the swap) and the underlying interest variable, gains and losses on the interest exposure are usually eliminated by offsetting changes in the swap, making it a highly effective instrument in hedging variability.

At October 31, 2007, we had one interest rate swap agreement outstanding with Wells Fargo designated as a cash flow hedge under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) related to our Term Loan. No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay an interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, we exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%. The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2007, the effective portion of the hedge was a deferred gain of approximately $16,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $8,000 of the gain to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

The ineffective portion of the gain or loss, if there is one, would impact earnings when it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2007.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there were any, would impact earnings as it occurs. There was no ineffective portion of the outstanding swap as of October 31, 2007.

Note 7: Commitments

The following table sets forth our contractual obligations, excluding interest payments on our debt, as of October 31, 2007 (in thousands).

	———————————— Payments due by period ————————————
Fiscal Year	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Operating lease obligations	$44,324	$7,517	$14,998	$11,732	$10,077
Loan obligations – principal	6,786	1,429	2,858	2,499	—
Purchase obligations	4,159 ----------	4,159 ----------	— ----------	— ----------	— ----------
Total	$55,269 ======	$13,105 ======	$17,856 ======	$14,231 ======	$10,077 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2008 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first quarter of fiscal year 2007, we entered into a new operating lease agreement with a total lease obligation of approximately $8,104,000 for our new facility in Torrance, California. In addition, we amended our operating lease agreements for our facilities in Anaheim, California, and Salt Lake City, Utah during the second and third quarter, respectively. These amendments increased our total lease obligation by approximately $93,000 and $71,000, respectively. Rent expense under operating leases was approximately $7,208,000, $6,252,000, and $4,987,000 in fiscal years 2007, 2006, and 2005, respectively.

Note 8: Income Taxes

The provision for income taxes for the years ended October 31, 2007, 2006, and 2005 consists of the following (in thousands).

	Year Ended October 31,
	2007	2006	2005
Federal
Current	$4,589	$3,617	$5,712
Deferred	(374) ----------	272 ----------	(717) ----------
	4,215	3,889	4,995
State
Current	994	930	824
Deferred	(34) ----------	41 ----------	416 ----------
	960 ----------	971 ----------	1,240 ----------
Total	$5,175 ======	$4,860 ======	$6,235 ======

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows (in thousands).

	Year Ended October 31,
	2007	2006	2005
Computed expected tax provision	$4,196	$3,215	$5,418
State income tax, net of federal benefit	626	481	764
Stock-based compensation	778	920	—
Meals and entertainment	213	218	118
Tax liability adjustment	—	369	—
Tax-exempt interest	(463)	(184)	(21)
Other items	(175) ----------	(159) ----------	(44) ----------
Total	$5,175 ======	$4,860 ======	$6,235 ======
Effective tax rate	43.17%	52.90%	40.28%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands).

	October 31,
	2007	2006
Deferred tax assets:
Accrued expenses and reserves	$3,012	$2,638
Net operating loss carryforward	2,314	3,616
Stock-based compensation	1,603	956
Depreciation and amortization	1,352	931
Other items	339 ----------	416 ----------
Total deferred tax assets	8,620	8,557
Deferred tax liabilities:
Accrued expenses and reserves	(704)	(855)
DTI – Intangibles	(248)	(441)
Other items	— ----------	— ----------
Total deferred tax liabilities	(952) ----------	(1,296) ----------
Total deferred tax assets/(liabilities)	$7,668 ======	$7,261 ======

Current deferred tax asset balances at October 31, 2007, and 2006 were approximately $2,647,000 and $1,806,000, respectively, and included in prepaids and other current assets in the accompanying balance sheets. Long-term deferred tax assets balances at October 31, 2007, and 2006 were approximately $5,021,000 and $5,455,000, respectively, and are included in long-term deferred tax assets in the accompanying balance sheets.

Deferred tax assets includes a net operating loss (NOL) carryforward incorporated as a result of the DTI acquisition in fiscal year 2005 and accounted for in the purchase of DTI. The utilization of the NOL carryforward against our taxable income is limited each year and may be carried forward up to fiscal year 2025. The DTI NOL available as of October 31, 2007, is approximately $6.1 million, $2.8 million, and $6.1 million for federal, California, and Virginia state purposes, respectively.

As of October 31, 2007, management has determined that our deferred tax assets are “more likely than not” to be realized in future periods and, therefore, we have not provided a valuation allowance on the deferred tax asset.

Our income tax receivables balance was acquired from DTI. At October 31, 2007, this balance was approximately $647,000.

Note 9: Retirement Plan

All employees who perform at least 1,000 hours of service per year are covered under our retirement plan (the Retirement Plan). Company contributions to the Retirement Plan, maintained by an outside administrator, are discretionary and currently are at the rate of 4% of qualified compensation up to a maximum of $225,000 per employee per annum. We accrue the accumulated contributions, which are payable biweekly to the Retirement Plan’s administrator. We have incurred approximately $2,925,000, $2,916,000, and $2,473,000 in expense under the Retirement Plan for fiscal years 2007, 2006, and 2005, respectively.

Note 10: Segment Reporting

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

Note 11: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $306,000, $279,000, and $263,000 for fiscal years 2007, 2006, and 2005, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to 1) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises and 2) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheet as of October 31, 2007, or 2006.

Legal proceedings. We are subject to litigation, from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination, or governmental agency investigations. As a government contractor, we may also be subject to investigations by the United States Government for alleged violations of procurement or other federal laws. Under present government procurement regulations, if judged in violation of procurement or other federal civil laws, we could be suspended or barred from eligibility for awards of new government contracts.

On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice and entered judgment in defendants’ favor. Plaintiffs appealed the judgment of dismissal on March 23, 2006, and the appeal was heard on December 6, 2007; any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time, we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting by using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2007.

The effectiveness of our internal control over financial reporting as of October 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in “Part II, Item 8: Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B: Other Information

None.

Part III

The information required by Part III is incorporated by reference from the information identified below contained in the Applied Signal Technology, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2008 (the Proxy Statement). The Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this annual report.

Item 10: Directors, Executive Officers, and Corporate Governance

The information required by this item concerning our Board of Directors, our audit committee and audit committee financial expert is incorporated by reference to the information in the section entitled “Information About our Directors” and “Corporate Governance” in the Proxy Statement. Information concerning our executive officers is incorporated by reference to the information in the section of our Proxy Statement entitled “Executive Compensation and Other Information—Information About the Executive Officers.”

The information required by this item concerning executive officers is incorporated by reference to the section entitled “Executive Officers of the Registrant” in the Proxy Statement.

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

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the sections in the Proxy Statement entitled “Director Compensation,” “Executive Compensation and Other Matters” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the section entitled “Equity Compensation Plan Information” in the Proxy Statement.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14: Principal Accountant Fees and Services

The information required by this item is herein incorporated by reference to the section entitled “Proposal No. 3, Ratification of Selection of Independent Auditors” in the Proxy Statement.

Part IV

Item 15: Exhibits and Consolidated Financial Statement Schedules

(a) (1) and (2) The following consolidated financial statements of Applied Signal Technology, Inc. are filed as part of this report under Item 8:

  Balance Sheets – October 31, 2007, and 2006
  Statements of Operations – Years ended October 31, 2007, 2006, and 2005
  Statement of Shareholders’ Equity – Years ended October 31, 2007, 2006, and 2005
  Statements of Cash Flows – Years ended October 31, 2007, 2006, and 2005
  Notes to Consolidated Financial Statements – October 31, 2007

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Listing of Exhibits – See Exhibit Index on page 68 of this report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology Inc. (Registrant)
Dated January 11, 2008	/s/ Gary L. Yancey Gary L. Yancey, President, Chief Executive Officer, and Chairman of the Board

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

Signature	Date	Title
/s/ Gary L. Yancey Gary L. Yancey	January 11, 2008	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)
/s/ James E. Doyle James E. Doyle	January 11, 2008	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Milton E. Cooper Milton E. Cooper	January 11, 2008	Director
/s/ John P. Devine John P. Devine	January 11, 2008	Director
/s/ David D. Elliman David D. Elliman	January 11, 2008	Director
/s/ Marie S. Minton Marie S. Minton	January 11, 2008	Director
/s/ Robert Richardson Robert Richardson	January 11, 2008	Director
/s/ John R. Treichler John R. Treichler	January 11, 2008	Director

Annual Report on Form 10-K
Item 15(b)

Exhibits
Year Ended October 31, 2007

Applied Signal Technology Inc.
400 West California Avenue
Sunnyvale, CA 94086

AST
Index to Exhibits

Exhibit Number	Description of Document
2.1(19)	Agreement of Merger of Mercury Acquisition Corporation, a California Corporation, and Dynamics Technology, Inc., a California Corporation, dated July 1, 2005
3.1(1)	Second Amended and Restated Articles of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnification Agreement for directors and officers*
10.3(6)	1991 Stock Option Plan and forms of agreements thereunder*
10.4(1)	1993 Employee Stock Purchase Plan
10.6(1)	Summary Plan Description of 401(k) Retirement Plan*
10.7(2)	Lease Agreement, dated August 21, 1985, with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8(3)	Lease Agreements, dated November 23, 1994, with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.9(4)	Lease Agreement, dated May 31, 1996, with Constellation Real Estate, Inc., for 135 National Business Parkway
10.10(5)	Amendments to Lease Agreements, dated November 23, 1994, with Lincoln Property Company Management Services, Inc.
10.11(9)	2000 Stock Option Plan and forms and agreements thereunder
10.16(8)	Amendments to Lease Agreements, dated July 30, 2001, with Sunnyvale Business Park
10.17(7)	2001 Stock Option Plan and forms of agreements thereunder*
10.18(8)	Amendments to Lease Agreements, dated September 20, 2000, with Eden Roc Partnership
10.19(8)	Amendments to Lease Agreements, dated April 19, 2001, with Sunnyvale Business Park
10.20(10)	2001 Stock Option Plan (as amended through January 20, 2003)*
10.21(10)	Line of Credit Agreement, dated January 27, 2003, with Wells Fargo Bank, National Association
10.22(10)	Security Agreement, dated January 27, 2003, with Wells Fargo Bank
10.23(12)	Second Amendment to Lease Agreement, dated December 31, 2003, with Constellation Real Estate, Inc.
10.24(12)	Third Amendment to Lease Agreement, dated January 20, 2004, with Carr America Realty Corp.
10.25(12)	Annual Incentive Plan*
10.26(13)	Amendment to the Line of Credit Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.27(13)	Security Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.28(13)	Stock Incentive Plan*
10.29(14)	Second Amendment to Lease Agreement, dated May 18, 2004, with Eden Roc Partnership
10.30(14)	Executive Retention and Severance Plan*
10.31(15)	Revised Notice of Option Grant Form for the 2000 Stock Option Plan*
10.32(15)	Revised Notice of Option Grant Form for the 2001 Stock Option Plan*
10.33(15)	Revised Notice of Grant Form for the 2004 Stock Incentive Plan*
10.34(20)	Executed Interest Rate Master Agreement, dated June 2, 2005
10.36(20)	Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc. Dated April 4, 1984
10.37(20)	First Amendment to Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc., dated June 30, 1985
10.38(20)	Second Amendment to Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc., dated July 14, 1989
10.39(20)	Third Amendment to Lease Agreement Between the DABP Associated and Dynamics Technology, Inc., dated October 29, 1990
10.40(20)	Fourth Amendment to Lease Agreement Between the Del Amo Business Plaza and Dynamics Technology, Inc., dated September 2, 1992
10.41(20)	Fifth Amendment to Lease Agreement Between the Del Amo Business Plaza Partners, L.P. and Dynamics Technology, Inc., dated September 15, 1997
10.42(20)	Sixth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated May 30, 2002
10.43(20)	Seventh Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated August 29, 2003
10.44(20)	Eighth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated October 29, 2004
10.45(20)	Ninth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated April 27, 2005
10.46(20)	Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated May 16, 2003
10.47(20)	First Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated June 4, 2004
10.48(20)	Amendment to Executed Loan Agreement, dated June 8, 2005
10.49(20)	Fourth Amendment to Lease Between Eden Roc Partnership and Applied Signal Technology, Inc., dated May 3, 2005
10.50(16)	Second Amendment to Line of Credit Agreement, dated February 25, 2005, with Wells Fargo Bank, National Association
10.51(17)	Lease Agreement, dated January 31, 2003, with Tom M. Lacey Family Limited Partnership.
10.52(18)	Executed Loan Agreement, dated June 8, 2005
10.53(21)	Second Amendment to Deed of Lease, dated August 31, 2005, with RREEF America Reit II Corp
10.54(22)	Second Amendment to Line of Credit Agreement, dated March 1, 2006, with Wells Fargo Bank, National Association
10.55(23)	First Amendment to Lease Termination and Mutual Release Agreement with NBP, 131-133-141, LLC
10.56(23)	Second Amendment to Agreement of Lease with NBP306, LLC
10.57(25)	Lease agreement with Hamilton Associates, LLC, dated December 15, 2006
10.58(26)	Amendment to Line of Credit Agreement, dated March 1, 2007, with Wells Fargo Bank, National Association
10.59(26)	Amendment to 1993 Employee Stock Purchase Plan, dated May 31, 2007
14.1(11)	Code of Business Conduct and Ethics
21.1(24)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan, contract, or arrangement

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

(15) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2004 dated January 14, 2005.

(16) Incorporated by reference to Exhibit 10.31 filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2005 dated March 8, 2005.

(17) Incorporated by reference to Exhibit 10.32 filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2005 dated March 8, 2005.

(18) Incorporated by reference to Exhibit 10.33 filed with the Registrant’s Form 10-Q for the third quarter of fiscal year 2005 dated September 7, 2005.

(19) Incorporated by reference to Exhibit 10.35 filed with the Registrant’s Form 10-Q for the third quarter of fiscal year 2005 dated September 7, 2005.

(20) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the third quarter of fiscal year 2005 dated September 7, 2005.

(21) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2005 dated January 17, 2006.

(22) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2006 dated March 7, 2006.

(23) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the second quarter of fiscal year 2006 dated June 1, 2006.

(24) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2006 dated January 29, 2007

(25) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2007 dated March 9, 2007.

(26) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the second quarter of fiscal year 2007 dated June 11, 2007.