Form 10-Q
period 2008-03-10
APPLIED SIGNAL TECHNOLOGY INC
filed 2008-03-10
CIK 741696

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended February 1, 2008

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
The number of shares of the Registrant’s common stock outstanding as of February 1, 2008, was 12,588,917.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
(in thousands, except per-share data

	—— Three Months Ended ——
	February 1, 2008	February 2, 2007
Revenues from contracts	$42,725	$43,544
Operating expenses:
Contract costs	29,371	28,860
Research and development	2,979	3,585
General and administrative	7,995 -----------	7,959 -----------
Total operating expenses	40,345 -----------	40,404 -----------
Operating income	2,380	3,140
Interest income and other, net	372	333
Interest expense	139 -----------	173 -----------
Income before provision for income taxes	2,613	3,300
Provision for income taxes	1,125 -----------	1,437 -----------
Net income	$1,488 =======	$1,863 =======
Net income per common share:
Basic	$0.12	$0.16
Diluted	$0.12	$0.15
Number of shares used in calculating net income per common share:
Basic	12,344	11,973
Diluted	12,517	12,171

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	February 1, 2008 (unaudited)	October 31, 2007†
Current assets:
Cash and cash equivalents	$6,196	$5,250
Short term investments	31,172 -----------	29,683 -----------
Total cash, cash equivalents, and short-term investments	37,368	34,933
Accounts receivable:
Billed	21,113	25,097
Unbilled	21,865 -----------	19,379 -----------
Total accounts receivable	42,978	44,476
Inventory	7,747	5,944
Refundable income taxes	722	647
Prepaid and other current assets	8,807 -----------	9,760 -----------
Total current assets	97,622	95,760
Property and equipment, at cost:
Machinery and equipment	41,600	41,075
Furniture and fixtures	4,710	4,676
Leasehold improvements	17,100	14,584
Construction in process	172 -----------	2,230 -----------
	63,582	62,565
Accumulated depreciation and amortization	(47,311) -----------	(46,096) -----------
Property and equipment, net	16,271	16,469
Long-term investments	6,108	4,114
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	454	616
Long-term deferred tax asset	5,225	5,021
Other assets	783 -----------	789 -----------
Total assets	$146,427 =======	$142,733 =======

Applied Signal Technology, Inc.
Balance Sheets (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	February 1, 2008 (unaudited)	October 31, 2007†
Current liabilities:
Accounts payable	$3,611	$3,848
Accrued payroll and related benefits	12,193	13,135
Note payable	1,429	1,429
Income taxes payable	638	14
Other accrued liabilities	2,416 -----------	1,997 -----------
Total current liabilities	20,287	20,423
Long-term note payable	4,881	5,357
Accrued rent	2,620	1,658
Other long-term liabilities	626	459
Shareholders’ equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 12,588,917 at February 1, 2008, and 12,388,422 at October 31, 2007	65,140	61,849
Retained earnings	52,867	52,953
Accumulated other comprehensive income	6 -----------	34 -----------
Total shareholders’ equity	118,013 -----------	114,836 -----------
Total liabilities and shareholders’ equity	$146,427 =======	$142,733 =======

† The balance sheet at October 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Cash Flows (unaudited)
(in thousands)

	—— Three Months Ended ——
	February 1, 2008	February 2, 2007
Operating Activities
Net income	$1,488	$1,863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,499	1,386
Stock-based compensation	1,631	1,146
Excess tax benefits from stock-based payment arrangements	(17)	(15)
Changes in:
Accounts receivable	1,498	(4,680)
Refundable income taxes	(75)	—
Inventory, prepaid expenses, and other assets	(1,064)	448
Accrued lease incentives	877	—
Accounts payable, taxes payable, and accrued liabilities	(284) -----------	(4,082) -----------
Net cash provided by (used in) operating activities	5,553	(3,934)
Investing Activities
Purchases of available-for-sale securities	(22,928)	(23,174)
Maturities of available-for-sale securities	19,450	27,440
Additions to property and equipment	(828) -----------	(355) -----------
Net cash (used in) provided by investing activities	(4,306)	3,911
Financing Activities
Issuances of common stock	1,707	2,128
Excess tax benefits from stock-based payment arrangements	17	15
Term loan	(476)	(477)
Dividends paid	(1,549) -----------	(1,491) -----------
Net cash (used in) provided by financing activities	(301)	175
Net increase in cash and cash equivalents	946	152
Cash and cash equivalents, beginning of period	5,250 -----------	4,194 -----------
Cash and cash equivalents, end of period	$6,196 =======	$4,346 =======
Supplemental disclosures of cash flow information:
Interest paid	$110	$145
Income taxes paid	$744	$36

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
February 1, 2008

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

The majority of all of our revenues were from contracts with the United States Government or prime contractors for the United States Government.

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 1, 2008, are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. The balance sheet at October 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

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

As a supplier to United States Government, we are required to comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. Among the causes for the suspension are violations of various statutes, including those related to procurement integrity, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. The government audits and investigations can take several years to complete. Depending on the results of these audits and investigations, the government may make claims against us or take exception to certain costs we determined to be recoverable. In the period management determines recoverability is not likely, operating income would be reduced.

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

The following table represents our revenue concentration during the respective periods by contract type.

	—— Three Months Ended ——
	February 1, 2008	February 2, 2007
Cost-reimbursement contracts	71%	76%
Fixed-price contracts	9%	18%
Time-and-materials contracts	20% ----------	6% ----------
	100% ======	100% ======

Five contracts represented an aggregate of 59% of revenues for the three-month period ended February 1, 2008. Three of these contracts were indefinite-delivery-indefinite-quantity contracts. Four contracts represented an aggregate of 51% of revenues for the three-month period ended February 2, 2007. Three of these contracts were indefinite-delivery-indefinite-quantity contracts. In addition, one of the five contracts in fiscal year 2008 was a time-and-materials contract. All of the other contracts referenced were cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ended February 1, 2008, and October 31, 2007, were approximately $3,003,000 and $4,465,000, respectively. Approximately $2,996,000 of the October 31, 2007, balance was recognized as revenue during the three months ended February 1, 2008.

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

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease the unfavorable indirect rate variance accumulated in inventory. Fee percentages on fixed-price and time-and-materials contracts will generally decline as a result of any increase to indirect costs. Fee percentages on active cost-reimbursable contracts will generally be unaffected as a result of any increase to indirect costs. Fee percentages on completed cost-reimbursable contracts will generally be reduced. If our rate variance is favorable, the modification of our billing rates will decrease revenue and operating expenses, and decrease the favorable indirect rate variance accumulated in inventory. In this event, fee percentages on fixed-price and time-and-materials contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At February 1, 2008, the unfavorable rate variance was approximately $754,000 and at February 2, 2007, the unfavorable rate variance was approximately $2,760,000.

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

There was no charge to bad debt expense during the first three months of fiscal year 2008 or fiscal year 2007.

Inventory valuation and disposal. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell our products, which includes raw materials. Historically, we have sold our inventory at or above cost, so there is typically no decrement in valuation. In addition, when we determine that a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory, and record the associated reduction to inventory.

The charges associated with these reductions to work in process and finished goods are included in contract costs in our statement of operations. Disposals associated with our raw material represent a minor amount, which is included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of inventory were not significant during the first three months of fiscal years 2008 and 2007.

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

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first three months of fiscal year 2008 or the full fiscal year of 2007.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our remaining securities are classified as available for sale and are carried at fair market value in short-term and long-term investments. At February 1, 2008, all of our short-term and long-term investments consisted of municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s) and F-1/AA/AAA (Fitch) rated issuers.

Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term and long-term investments is determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for the first three months of fiscal year 2008 or fiscal year 2007.

The following tables summarize our cash, cash equivalents, short-term securities, and long-term securities (in thousands).

	————————— February 1, 2008 —————————
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$6,196	$—	$6,196
Available-for-sale securities:
Short-term tax exempt	31,118	54	31,172
Long-term tax exempt	6,048 -----------	60 -----------	6,108 -----------
	$43,362 =======	$114 =======	$43,476 =======

	—————————— October 31, 2007 ——————————
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$5,250	$—	$5,250
Available-for-sale securities:
Short-term tax exempt	29,671	12	29,683
Long-term tax exempt	4,108 -----------	6 -----------	4,114 -----------
	$39,029 =======	$18 =======	$39,047 =======

The following table summarizes the effective maturities of our available-for-sale investments (in thousands).

	February 1, 2008	October 31, 2007
Due in one year or less	$31,172	$29,683
Due in one to two years	6,108 -----------	4,114 -----------
	$37,280 =======	$33,797 =======

Restricted Cash

We had restricted cash balances of approximately $539,000 and $562,000 at February 1, 2008, and at October 31, 2007, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $206,000 and $194,000 was included in prepaids and other current assets at February 1, 2008, and at October 31, 2007, respectively. Approximately $333,000 and $368,000 was included in other assets at February 1, 2008, and at October 31, 2007, respectively.

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

No indicators of impairment were identified at February 1, 2008.

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

No indicators of impairment were identified at February 1, 2008.

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

The per-share data is as follows (in thousands, except per-share amounts):

	February 1, 2008	February 2, 2007
Numerator
Net income	$1,488 =======	$1,863 =======
Denominator
Weighted average number of common shares outstanding used to compute net income per common share – basic	12,344	11,973
Effect of dilutive stock options	173 -----------	198 -----------
Shares used to compute net income per common share – diluted	12,517 =======	12,171 =======
Net income per common share – basic	$0.12	$0.16
Net income per common share – diluted	$0.12	$0.15

We excluded approximately 1,025,000 and 984,000 potential common shares for the first quarters of fiscal years 2008 and 2007, from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	—— Three Months Ended ——
	February 1, 2008	February 2, 2007
Net income	$1,488	$1,863
Unrealized gain (loss) on securities, net of tax	96	(4)
Unrealized gain (loss) on derivative, net of tax	(124) ----------	25 ----------
Comprehensive income	$1,460	$1,884

The accumulated other comprehensive income balance as of February 1, 2008, was approximately $6,000, and as of October 31, 2007, was approximately $34,000.

Dividends

We have paid dividends at the rate of $0.50 per share per annum, payable quarterly, since fiscal year 2004. However, the dividend is subject to approval by the Board of Directors and is reviewed quarterly. Dividends were paid on February 15, 2008, to shareholders of record at February 1, 2008, and are expected to be paid on May 16, 2008, August 15, 2008, and November 14, 2008, to shareholders of record at May 2, 2008, August 1, 2008, and October 31, 2008.

We paid dividends of approximately $1,549,000 during the first three months of fiscal year 2008 and approximately $1,491,000 during the first three months of fiscal year 2007.

At February 1, 2008, and October 31, 2007, accrued dividends of approximately $1,574,000 and $1,549,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have stock-based compensation programs that enable our Board of Directors to award employee equity incentives. These programs include restricted stock awards and incentive and non-statutory stock options granted under various plans. Restrictions on the restricted stock awards typically lapse in four equal annual installments, on each anniversary of the grant date, conditioned on continued employment. The restrictions for the majority of the fiscal year 2007 awards to non-employee directors will lapse in three equal annual installments. Stock options, granted in 2006 and prior years, are generally time based, typically vesting 20% on each anniversary of the grant date over five years, and expiring eight or ten years from the grant date, conditioned on continued employment.

Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four-month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective, May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. Consequently, there is no reset feature associated with the new offering periods. As a result of the modification to the ESPP, the December 1, 2006, offering period, originally scheduled to end on November 30, 2008, was the final twenty-four-month offering.

Our closing stock price on the November 30, 2007, ESPP purchase date was lower than the closing stock price on the December 1, 2006, offering date. Therefore, 361 participants were re-enrolled from the original twenty-four- month offering period ending on November 30, 2008, into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. This re-enrollment effectively canceled the final six-month purchase period of the original twenty-four-month offering. Therefore, the remaining unamortized compensation amount associated with this final purchase period of approximately $382,000 was immediately recognized on December 1, 2007. In addition, as a result of the modification, approximately $91,000 of incremental compensation cost was generated at December 1, 2007, of which $32,000 was recognized during the first quarter of fiscal year 2008.

On November 15, 2007, one of our non-employee directors retired. Immediately prior to his retirement, we accelerated the vesting of all unvested shares of his restricted stock and stock option awards. In addition, we extended the remaining exercise period of all vested and unexercised options from ninety days to one year. As a result, our stock compensation expense associated with these modified equity awards, was approximately $80,000 higher than it would have been had the awards not been modified.

As of February 1, 2008, there were a total of approximately 618,605 shares reserved for future issuance under the equity incentive and ESPP plans.

We adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), in fiscal year 2006, using the modified prospective transition method. Stock-based compensation expense for awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For awards granted prior to, but not yet vested, as of November 1, 2005, stock-based compensation expense was based on the grant-date fair value previously estimated in accordance with the original provisions of SFAS 123. We recognize the stock compensation expense on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

The following table sets forth the total stock-based compensation expense resulting from the grant of stock options, restricted stock awards, and purchases under ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	Three Months Ended February 1, 2008	Three Months Ended February 2, 2007
Contract costs	$993	$644
Research and development	54	54
General and administrative	584 -----------	448 -----------
Stock-based compensation expense before income taxes	$1,631	$1,146
Income taxes	260 -----------	243 -----------
Stock-based compensation expense after income taxes	$1,371	$903
Reduction to basic net income per share	$0.11	$0.08
Reduction to diluted net income per share	$0.11	$0.07

There were no options granted during the first three months of fiscal year 2008 or fiscal year 2007. The fair value of offering periods for future purchases under the ESPP was estimated based on the Black-Scholes valuation model by using the following weighted average assumptions:

	———— Employee Stock Purchase Plan ————
	Three Months Ended February 1, 2008	Three Months Ended February 2, 2007
Risk-free interest rate	3.3%	4.8%
Expected life (years)	0.50	1.25
Expected volatility	49%	37%
Expected dividends	3.5%	2.8%
Weighted average fair value	$3.61	$4.87

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

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the ESPP offering date.

For our ESPP offering periods beginning prior to June 1, 2007, the expected life was based on the six-month purchase periods within each twenty-four-month offering period. Offering periods beginning after that date have a single six-month purchase period and we use an expected life of six months.

Our computation of expected volatility reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility.

The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price.

Stock-based compensation expense recognized in the consolidated statement of operations in the first quarters of fiscal years 2008 and 2007 reflects estimated forfeitures, which are based on historical option forfeitures. The net cash proceeds associated with our ESPP were $1,554,000 for the three-month period ended February 1, 2008, and $1,805,000 for the three-month period ended February 2, 2007. Unrecognized compensation cost associated with our ESPP as of February 1, 2008, is approximately $630,000 and is expected to be recognized over a weighted average period of 0.33 years.

Stock option activity for the three months ended February 1, 2008 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2007	1,409,724	$18.33
Grants	—
Exercised	(14,467)	$10.63
Forfeitures or expirations	(19,227) -------------	$17.98
Outstanding at February 1, 2008	1,376,030	$18.42
Exercisable at February 1, 2008	985,166	$17.15

Net cash proceeds from the exercise of stock options were approximately $154,000 for the three-month period ended February 1, 2008, and approximately $324,000 for the three-month period ended February 2, 2007. The income tax benefit realized from stock option exercises during the first quarter of fiscal year 2008 was approximately $6,000 and was approximately $30,000 during the same period of fiscal year 2007. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of February 1, 2008, approximately $ 3,210,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 2.47 years.

The following table summarizes our restricted stock grant activity for the three months ended February 1, 2008.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2007	163,266	$17.35
Grants	47,000	$14.20
Vested	(15,845)	$14.11
Forfeitures	(400) -------------	$18.06
Nonvested at February 1, 2008	194,021	$16.71

The fair value of our restricted stock is based on our closing stock price on the date of grant. Our unrecognized compensation cost related to nonvested (restricted) stock is $2,582,000, and is expected to be recognized over a weighted average period of 2.99 years.

Recent Accounting Pronouncements

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

Note 2: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	February 1, 2008	October 31, 2007
Raw materials	$905	$904
Work in process	6,321	4,597
Finished goods	521 ----------	443 ----------
	$7,747	$5,944

At February 1, 2008, the unfavorable indirect rate variance included in work in process was approximately $754,000.

Disposal activities were not significant during the first three months of fiscal years 2008 and 2007.

Note 3: Goodwill and Intangible Assets

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first quarter of fiscal year 2008.

Intangible assets. Information on our identifiable intangible assets that are subject to amortization is presented in the table below (in thousands).

		———————— February 1, 2008 ————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(1,481)	$239
Existing technology	5 years	340	(176)	164
Patent	18 years	60 ----------	(9) ----------	51 ----------
Total		$2,120	$(1,666)	$454

All of our acquired identifiable intangible assets are subject to amortization and have originally estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $161,000 during each of the periods ended February 1, 2008, and February 2, 2007.

As of February 1, 2008, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
Remainder of 2008	292
2009	71
2010	49
2011–2023	42 ------
Total	$454

The goodwill and identifiable intangible assets are related to our July 2005 acquisition of Dynamics Technology, Inc. (DTI).

Note 4: Borrowing Arrangements

Revolving line of credit. At February 1, 2008, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit was renewed on February 21, 2008 and it will expire on March 1, 2009.

At February 1, 2008, we had two standby letters of credit under the Line of Credit totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California facilities lease, had a committed balance of approximately $1,220,000 at February 1, 2008. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at February 1, 2008. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,630,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (6% at February 1, 2008), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (3.14% at February 1, 2008). Our Term Loan is for a seven-year term ending on July 1, 2012, with monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of February 1, 2008, we were in compliance with these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of an interest rate swap agreement with Wells Fargo. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap is designated as a cash flow hedge and is accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay an interest rate of 4.33%, per annum, over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, we exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At February 1, 2008, the effective portion of the cash flow hedge was a deferred net loss of approximately $108,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $96,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of February 1, 2008.

Note 5: Contractual Obligations

The following table sets forth our contractual obligations, excluding interest payments on our debt, as of February 1, 2008 (in thousands).

	————————————— Payments Due by Period —————————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$42,416	$7,544	$14,912	$10,771	$9,189
Loan obligations – principal	6,309	1,429	2,857	2,023	—
Purchase obligations	5,979 -----------	5,979 -----------	— -----------	— -----------	— -----------
Total	$54,704 =======	$14,952 =======	$17,769 =======	$12,794 =======	$9,189 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2008 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first quarter of fiscal year 2008, approximately $998,000 of the cost for our leasehold improvements was funded by the landlord of our new facility in Torrance, California. This was determined to be a lease incentive. This lease incentive reduces our rent expense and will be amortized on a straight-line basis over the remaining period of our operating lease that ends in fiscal year 2015. This reduction to rent expense is generally equal to the increased amortization expense of the associated leasehold improvements.

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

Note 7: Provision for Income Taxes

We adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48) effective November 1, 2007. FIN 48 describes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether it is more likely than not that a tax position accounted for under SFAS 109 will be sustained upon examination. The second step is to measure and recognize the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Upon adoption of FIN 48, we determined that there were no unrecognized tax benefits to be recorded at February 1, 2008.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements. The amount of net interest recognized during the three months ended February 1, 2008, and February 2, 2007, as well as the amount of accrued interest at February 1, 2008, was not material. No penalties were recorded in those periods.

In general, our income tax returns are subject to examination by U.S. federal, and state tax authorities for fiscal years 2003 and forward.

Our provision for income taxes for the first three months of fiscal year 2008 was approximately $1,125,000, with an estimated annual effective tax rate of 44.9%. Our provision for income taxes for the first three months of fiscal year 2007 was approximately $1,437,000, representing an estimated annual effective tax rate of 44.0%.

Note 8: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the first three months of fiscal year 2008 and fiscal year 2007 were approximately $57,000 and $82,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of February 1, 2008, or October 31, 2007.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached condensed financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended October 31, 2007.

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

The majority of our revenues were from contracts with the United States Government, its agencies, or prime contractors for the United States Government.

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

Revenue and cost recognition. The majority of our contracts are accounted for in accordance with the AICPA Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts (SOP 81-1). These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products, and perform related services according to specifications provided by the customer. A limited number of standalone software contracts are recognized in accordance with the AICPA Statement of Opinion 97-2, Software Revenue Recognition (SOP 97-2). In accordance with SOP 97-2, we may, at times, record an amount of deferred revenue associated with contracts that are billed and for which customers have paid in advance of performance requirements set forth in these contracts.

As a supplier to United States Government, we are required to comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. Among the causes for the suspension are violations of various statutes, including those related to procurement integrity, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. The government audits and investigations can take several years to complete. Depending on the results of these audits and investigations, the government may make claims against us or take exception to certain costs we determined to be recoverable. In the period management determines recoverability is not likely, operating income would be reduced.

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred (incurred costs). Indirect costs include overhead, research and development, and general and administrative expenses. Stock compensation expense is generally not reimbursable under these contracts. We do not apply indirect costs to subcontract costs that are in excess of $250,000 and that meet certain other predetermined criteria.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ended February 1, 2008, and October 31, 2007, were approximately $3,003,000 and $4,465,000, respectively. Approximately $2,996,000 of the October 31, 2007, balance was recognized as revenue during the first quarter of fiscal year 2008.

Indirect rate variance adjustment to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become determinable. We believe that this method is the preferred practice used within our industry. At year-end, we adjust the revenues and costs for actual indirect rates.

Our accounting policy for recording the indirect rate variance is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by expected contract activities during the remainder of the year. We consider the rate variance to be unfavorable when our actual indirect rates are greater than our annual targeted rates. In contrast, a favorable rate variance occurs when our actual indirect rates are lower than our annual targeted rates. During interim reporting periods, we record unfavorable rate variances as reductions to operating expenses and increases to work-in-process inventory. We record favorable rate variances as increases to operating expenses and decreases to work-in-process inventory.

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year, request a modification of our billing rates to our customers through the Defense Contract Audit Agency any time during the fiscal year in accordance with Federal Acquisition Regulations, or record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease the unfavorable indirect rate variance accumulated in inventory. Fee percentages on fixed-price and time-and-materials contracts will generally decline as a result of any increase to indirect costs. Fee percentages on active cost-reimbursable contracts will generally be unaffected as a result of any increase to indirect costs. Fee percentages on completed cost-reimbursable contracts will generally be reduced. If our rate variance is favorable, the modification of our billing rates will decrease revenue and operating expenses, and decrease the favorable indirect rate variance accumulated in inventory. In this event, fee percentages on fixed-price and time-and-materials contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At February 1, 2008, the unfavorable inventoried indirect variance was approximately $754,000. At February 2, 2007, the unfavorable inventoried indirect rate variance was approximately $2,760,000.

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

There was no charge to bad debt expense during the first quarter of fiscal years 2008 or 2007.

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the United States Government. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our equipment, which includes raw materials. Historically, we have sold our inventory at or above cost, so there is typically no decrement in valuation. In addition, when we determine that a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory, and record the associated reduction to inventory.The charges associated with reductions to work in process and finished goods are included in contract costs in our statement of operations. Disposals associated with our raw materials represent a minor amount and are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D.

Disposal activities were not significant during the first three months of fiscal years 2008 and 2007.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first three months of fiscal years 2008 and 2007, we did not incur any price redeterminations on any of our contracts.

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

No indicators of impairment were identified at February 1, 2008.

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

No indicators of impairment were identified at February 1, 2008.

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

We elected to use the modified prospective transition method. Stock-based compensation expense for awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For awards granted prior to, but not yet vested, as of November 1, 2005, stock-based compensation expense was based on the grant-date fair value previously estimated in accordance with the original provisions of SFAS 123. We recognize the stock compensation expense over the requisite service period of the award, which generally equals the vesting period of each grant.

We have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective, May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. Consequently, there is no reset feature associated with the new offering periods. As a result of the modification to the ESPP, the December 1, 2006, offering period, ending on November 30, 2008, was the final twenty-four month offering.

Our closing stock price on the November 30, 2007, ESPP purchase date was lower than the closing stock price on the December 1, 2006, offering date. Therefore, 361 participants were re-enrolled from the original twenty-four-month offering period ending on November 30, 2008, into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. This re-enrollment effectively canceled the final six-month purchase period of the original twenty-four-month offering. Therefore, the remaining unamortized compensation amount associated with this final purchase period of approximately $382,000 was immediately recognized on December 1, 2007. In addition, as a result of the modification, approximately $91,000 of incremental compensation expense was generated at December 1, 2007, of which $32,000 was recognized during the first quarter of fiscal year 2008.

On November 15, 2007, one of our non-employee directors retired. Immediately prior to his retirement, we accelerated the vesting of all unvested shares of his restricted stock and stock option awards. In addition, we extended the remaining exercise period of all vested and unexercised options from ninety days to one year. As a result, our stock compensation expense associated with these modified equity awards, was approximately $80,000 higher than it would have been had the awards not been modified upon retirement.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock, and ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	Three Months Ended February 1, 2008	Three Months Ended February 2, 2007
Contract costs	$993	$644
Research and development	54	54
General and administrative	584 -----------	448 -----------
Stock-based compensation expense before income taxes	$1,631	$1,146
Income taxes	260 -----------	243 -----------
Stock-based compensation expense after income taxes	$1,371	$903
Reduction to basic net income per share	$0.11	$0.08
Reduction to diluted net income per share	$0.11	$0.07

Assumptions used in the Black-Scholes model are the expected stock price volatility over the expected life of the awards, the projected employee stock option’s life, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock awards. Historical volatility, market-based implied volatility, or a combination of both will be considered when projecting the expected stock price volatility for both stock options and purchases under our ESPP. For the first quarter of each fiscal years 2008 and 2007, we determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. For our ESPP offering periods beginning prior to June 1, 2007, the expected life was based on the six-month purchase periods within each twenty-four-month offering period. Offering periods beginning after that date have a single six-month purchase period and we use an expected life of six months. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the ESPP offering date.The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price per share.

The fair value of our restricted stock is based on our closing stock price on the date of grant.

Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for additional information.

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

Three Months Ended February 1, 2008, Compared to Three Months Ended February 2, 2007

Revenues and backlog. Revenues for the first quarter of fiscal year 2008 were approximately $42,725,000, a 1.9% decrease from revenues of approximately $43,544,000 recorded in the first quarter of fiscal year 2007. Our revenues include royalty income associated with one licensing agreement. We recorded royalty income of approximately $1,115,000 during the first quarter of fiscal year 2008 and approximately $247,000 during the same period of fiscal year 2007.

New orders received during the first quarter of fiscal year 2008 were approximately $26,889,000, a decrease of 31.3% from approximately $39,149,000 in new orders received during the same period of fiscal year 2007. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At February 1, 2008, ending backlog was approximately $110,872,000, representing a 12.5% decrease from ending backlog of approximately $126,708,000 at October 31, 2007. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period.

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

The following table represents our revenue concentration during the respective periods by contract type.

	————— Three Months Ended —————		Twelve Months Ended
	February 1, 2008	February 2, 2007	October 31, 2007
Cost-reimbursement contracts	71%	76%	71%
Fixed-price contracts	9%	18%	15%
Time-and-materials contracts	20% ----------	6% ----------	14% ----------
	100% ======	100% ======	100% ======

Five contracts represented an aggregate of 59% of revenues for the three-month period ended February 1, 2008. Three of these contracts were indefinite-delivery-indefinite-quantity contracts. Four contracts represented an aggregate of 51% of revenues for the three-month period ended February 2, 2007. Three of these contracts were indefinite-delivery-indefinite-quantity contracts. In addition, one of the five contracts in fiscal year 2008 was a time-and-materials contract. All of the other contracts referenced were cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $29,371,000, or 68.7% of revenues, for the first quarter of fiscal year 2008 compared to approximately $28,860,000, or 66.3% of revenues, for the same period of fiscal year 2007. Contract costs increased in absolute dollars and as a percentage of revenues during the first quarter of fiscal year 2008 compared to the same period of fiscal year 2007 primarily due to increased activity with development programs.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded by us from operations. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $2,979,000, or 7.0% of revenues, for the first quarter of fiscal year 2008 compared to approximately $3,585,000, or 8.2% of revenues, for the same period of fiscal year 2007. R&D expenses decreased in absolute dollars and as a percentage of revenues during the first three months of fiscal year 2008 primarily due to directing our efforts toward meeting our contractual obligations.

General and administrative. General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record general and administrative expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. General and administrative expenses were approximately $7,995,000, or 18.7% of revenues, for the first quarter of fiscal year 2008, consistent with general and administrative expenses incurred during the first quarter of fiscal year 2007 of approximately $7,959,000, or 18.3% of revenues.

Interest income and other, net. Net interest income for the first quarter of fiscal year 2008 was approximately $372,000, representing an immaterial difference to net interest income of approximately $333,000 for the first quarter of fiscal year 2007.

Interest expense. Interest expense for the first quarter of fiscal year 2008 was approximately $139,000 compared to approximately $173,000 of interest expense in the first quarter of fiscal year 2007.

Provision for income taxes. Our provision for income taxes for the first quarter of fiscal year 2008 was approximately $1,125,000, representing a 44.9% effective tax rate. Our provision for income taxes for the first three months of fiscal year 2007 was approximately $1,437,000, representing a 44.0% effective tax rate. The difference in our estimated annual effective tax rate at February 1, 2008, from our effective tax rate at February 2, 2007, was primarily due to a projected decrease in our domestic manufacturing credit.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first three months of fiscal year 2008 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $5,553,000 and used approximately $3,934,000 during the first three months of fiscal years 2008 and 2007, respectively. Net income for the first three months of fiscal year 2008 was approximately $1,488,000 compared to net income of approximately $1,863,000 for the comparable period of fiscal year 2007. The decrease in net income is due primarily to an increase in our stock-based compensation and an increase to our effective income tax rate for fiscal year 2008.

Accounts receivable balances decreased during the first three months of fiscal year 2008 by approximately $1,498,000, and increased by approximately $4,680,000 during the same period in fiscal year 2007. During the first quarter of fiscal year 2008, we generated revenues of approximately $42,725,000 and collected approximately $44,223,000. During the first quarter of fiscal year 2007, we generated revenues of approximately $43,544,000 and collected approximately $38,864,000.

Inventory, prepaid expenses, and other assets increased during the first quarter of fiscal year 2008 by approximately $1,064,000 and decreased during the first quarter of fiscal year 2007 by approximately $448,000. Precontract costs decreased other current asset balances during the first quarter of fiscal year 2008 by approximately $1,462,000, which was offset by an increase to the indirect rate variance included in inventory of approximately $754,000. During the same period of fiscal year 2007, precontract costs decreased other current assets by approximately $3,101,000 and the indirect rate variance included in inventory increased by approximately $2,760,000.

During the first quarter of fiscal year 2008 we received a payment of approximately $877,000 for lease incentives associated with our facility in Torrance, California.

Accounts payable, taxes payable, and accrued liabilities balances decreased by approximately $284,000 during the first quarter of fiscal year 2008 and decreased by of approximately $4,082,000 during the first quarter of fiscal year 2007. Accounts payable and other accrued liabilities increased by approximately $34,000 during the first three months of fiscal year 2008. During the same period in fiscal year 2007, accounts payable and other accrued liabilities balances decreased by approximately $1,637,000.

Accrued payroll liabilities decreased by approximately $942,000 during the first three months of fiscal year 2008, and decreased by approximately $2,445,000 during the same period in fiscal year 2007. We paid bonuses, accrued at the end of fiscal year 2007, of approximately $2,795,000 during the first quarter of fiscal year 2008, compared to approximately $1,771,000 paid during the first quarter of fiscal year 2007, which were accrued at the end of fiscal year 2006. Accrued salaries increased during the first quarter of fiscal year 2008 by approximately $1,925,000 compared to a decline during the first quarter of fiscal year 2007 of approximately $516,000. The difference in activities for accrued salaries was due to the timing of our bi-weekly payroll.

Net cash from investing activities. Investing activities used cash of approximately $4,306,000 during the first quarter of fiscal year 2008. During the same period of fiscal year 2007, investing activities provided cash of approximately $3,911,000. During the first quarter of fiscal year 2008, we purchased approximately $22,928,000 of investment securities and approximately $19,450,000 matured. During the same period of fiscal year 2007, we purchased approximately $23,174,000 of investment securities and approximately $27,440,000 matured.

Net cash from financing activities. Financing activities used cash of approximately $301,000 during the first three months of fiscal year 2008 and provided cash of approximately $175,000 during the same period in fiscal year 2007. The difference in financing activities between the first three months of fiscal years 2008 and 2007 is due to a decrease in the amount of proceeds from our employee stock purchase plan and fewer option exercises during the first quarter of fiscal year 2008.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. At February 1, 2008, we held in our investment portfolio approximately $37,280,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s) and F-1/AA/AAA (Fitch) rated issuers.

Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Borrowing Arrangements

Revolving line of credit. At February 1, 2008, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit was renewed on February 21, 2008 and it will expire on March 1, 2009.

At February 1, 2008, we had two standby letters of credit under the Line of Credit totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California facilities lease, had a committed balance of approximately $1,220,000 at February 1, 2008. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at February 1, 2008. We do not pay interest on the amount associated with the standby letters of credit.

As a result of the committed but unused funds associated the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,630,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (6% at February 1, 2008), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (3.14% at February 1, 2008). Our Term Loan is for a seven-year term ending on July 1, 2012, with monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of February 1, 2008, we were in compliance with these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of an interest rate swap agreement with Wells Fargo. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap is designated as a cash flow hedge and is accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay an interest rate of 4.33%, per annum, over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, we exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At February 1, 2008, the effective portion of the cash flow hedge was a deferred net loss of approximately $108,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $96,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of February 1, 2008.

Contractual Obligations

The following table sets forth our contractual obligations as of February 1, 2008 (in thousands).

	————————————— Payments Due by Period —————————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$42,416	$7,544	$14,912	$10,771	$9,189
Loan obligations – principal	6,310	1,429	2,857	2,024	—
Loan obligations – interest	875	350	432	93	—
Purchase obligations	5,979 -----------	5,979 -----------	— -----------	— -----------	— -----------
Total	$55,580 =======	$15,302 =======	$18,201 =======	$12,888 =======	$9,189 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2008 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first quarter of fiscal year 2008, approximately $998,000 of the cost for our leasehold improvements was funded by the landlord of our new facility in Torrance, California. This was determined to be a lease incentive. This lease incentive reduces our rent expense and will be amortized on a straight-line basis over the remaining period of our operating lease that ends in fiscal year 2015. This reduction to rent expense is generally equal to the increased amortization expense of the associated leasehold improvements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement will be effective for our fiscal year beginning November 1, 2008. We are evaluating the impact on the adoption of SFAS 159 will have on our financial statements.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At February 1, 2008, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s) and F-1/AA/AAA (Fitch) rated issuers. Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 130 days as of February 1, 2008. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk, associated with the current credit environment. As of February 1, 2008, our total cash and investments balance that was sensitive to interest rate risk was approximately $43,476,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $141,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	February 1, 2008	October 31, 2007
Cash and cash equivalents	$6,196	$5,250
Available-for-sale securities:
Short-term tax exempt	31,172	29,683
Long-term tax exempt	6,108 -----------	4,114 -----------
	$43,476 =======	$39,047 =======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (3.14% at February 1, 2008).

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter ended February 1, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  We are entering markets in which we have no or limited prior experience, and are marketing to new customers in addition to our historic customer relationships. We may not be successful in these markets, and we may be unable to successfully enter into contracts with new or existing customers for these new business lines. We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition of DTI or the investment in other products and complementary technologies. Our failure to achieve these strategic objectives could have a material, adverse effect on our ability to grow our business.
  As a result of the acquisition of DTI, we incurred debt in the amount of $10 million, of which $6.3 million remains outstanding as of February 1, 2008. Our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.
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

Our backlog as of February 1, 2008, was approximately $110.9 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

Unexpected contract terminations could negatively impact our operating results and financial condition Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition; however, we received no such terminations in fiscal years 2008 or 2007.

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

The United States Government has rights to our technology that limits our intellectual property rights. Although we seek to protect the competitive benefits we derive from our patents, proprietary information, and other intellectual property, we do not have the right to prohibit the United States Government from using certain technologies developed or acquired by us or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the United States Government. The United States Government has the right to royalty-free use of technologies that we have developed under United States Government contracts. We may commercially exploit those government-funded technologies and may assert our intellectual property rights against other non-government users of technology developed by us, but we may not be successful in our efforts to do so.

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

We derive revenue from royalty payments, the timing of receipt of which can be difficult to predict and which may be difficult to expand. We derive royalty income from the sale of products licensed to other third parties for sale, and expect to continue to derive royalty income in the future. Revenue derived from royalty payments provides greater profitability to us than revenue from sale of our products and services, accordingly, our operating income and earnings per share will be impacted by the comparative mix of revenue from our digital signal processing products, systems, and services and revenue derived from royalty income. Although we have licensed one of our products for sale by a third party, and expect to increase our efforts in future periods, we have not historically devoted significant resources to licensing our technologies. Our future ability to generate royalty income depends upon:

  Our ability to secure patent coverage for our technologies and enter into license agreements with potential licensees
  The ability of our licensees to develop and commercialize successful products that incorporate our technologies
  The rate of adoption of our technologies by, and the incorporation of our technologies into products of, other parties

In addition, royalty-based income is subject to the willingness and ability of licensees to design and assemble products using our technology, the pricing and demand for products incorporating our technology, and our ability to negotiate and enforce agreements for the determination and payment of royalties. It is difficult to predict when we will enter into additional license agreements, if at all. The timing of our receipt of royalty payments, including payments from our existing royalty-based arrangement, is also difficult to predict, and may fluctuate from period to period, causing our revenues to fluctuate from period to period, which may significantly impact our quarterly or annual operating results. If we are not able to generate royalty income as expected in a particular period, we may fail to meet our revenue expectations, our operating income may decline disproportionately, and we may fail to meet the expectations of industry analysts and investors, which could cause our stock price to decline.

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

Applied Signal Technology, Inc. /James E. Doyle/ ---------------------------------------------------	March 10, 2008 ---------------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

Exhibit Number	Description of Document
3.1	Second Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.60	Second Amendment to Agreement of Lease with NBP306, LLC
10.61	Amendment to Line of Credit Agreement, dated February 21, 2008, with Wells Fargo Bank, National Association
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002