Form 10-Q
period 2008-05-02
APPLIED SIGNAL TECHNOLOGY INC
filed 2008-06-10
CIK 741696

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended May 2, 2008

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
The number of shares of the Registrant’s common stock outstanding as of May 2, 2008, was 12,584,201.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
(in thousands, except per-share data

	——— Three Months Ended ———		——— Six Months Ended ———
	May 2, 2008	May 4, 2007	May 2, 2008	May 4, 2007
Revenues from contracts	$45,284	$41,054	$88,009	$84,598
Operating expenses:
Contract costs	31,492	28,583	60,863	57,443
Research and development	3,554	3,410	6,533	6,995
General and administrative	7,403 -----------	6,585 -----------	15,398 -----------	14,544 -----------
Total operating expenses	42,449 -----------	38,578 -----------	82,794 -----------	78,982 -----------

Operating income	2,835	2,476	5,215	5,616
Interest income, net	147 -----------	105 -----------	380 -----------	265 -----------
Income before provision for income taxes	2,982	2,581	5,595	5,881
Provision for income taxes	967 -----------	1,001 -----------	2,092 -----------	2,438 -----------

Net income	$2,015 =======	$1,580 =======	$3,503 =======	$3,443 =======

Net income per common share:
Basic	$0.16	$0.13	$0.28	$0.29
Diluted	$0.16	$0.13	$0.28	$0.28

Number of shares used in calculating net income per common share:
Basic	12,400	12,039	12,371	12,006
Diluted	12,523	12,285	12,513	12,228

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	May 2, 2008 (unaudited)	October 31, 2007†
Current assets:
Cash and cash equivalents	$7,129	$5,250
Short term investments	27,719 -----------	29,683 -----------
Total cash, cash equivalents, and short-term investments	34,848	34,933
Accounts receivable:
Billed	23,696	25,097
Unbilled	19,451 -----------	19,379 -----------
Total accounts receivable	43,147	44,476
Inventory	9,739	5,944
Refundable income taxes	—	647
Prepaid and other current assets	9,572 -----------	9,760 -----------
Total current assets	97,306	95,760
Property and equipment, at cost:
Machinery and equipment	42,648	41,075
Furniture and fixtures	4,753	4,676
Leasehold improvements	17,282	14,584
Construction in process	234 -----------	2,230 -----------
	64,917	62,565
Accumulated depreciation and amortization	(48,454) -----------	(46,096) -----------
Property and equipment, net	16,463	16,469
Long-term investments	7,961	4,114
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	293	616
Long-term deferred tax asset	5,465	5,021
Other assets	771 -----------	789 -----------
Total assets	$148,223 =======	$142,733 =======

Applied Signal Technology, Inc.
Balance Sheets (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	May 2, 2008 (unaudited)	October 31, 2007†
Current liabilities:
Accounts payable	$3,392	$3,848
Accrued payroll and related benefits	13,109	13,135
Note payable	1,429	1,429
Income taxes payable	—	14
Other accrued liabilities	2,344 -----------	1,997 -----------
Total current liabilities	20,274	20,423
Long-term note payable	4,524	5,357
Accrued rent	2,597	1,658
Other long-term liabilities	1,297	459
Shareholders’ equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 12,584,201 at May 2, 2008, and 12,388,422 at October 31, 2007	66,230	61,849
Retained earnings	53,309	52,953
Accumulated other comprehensive income	(8) -----------	34 -----------
Total shareholders’ equity	119,531 -----------	114,836 -----------
Total liabilities and shareholders’ equity	$148,223 =======	$142,733 =======

† The balance sheet at October 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Cash Flows (unaudited)
(in thousands)

	——— Six Months Ended ———
	May 2, 2008	May 4, 2007
Operating Activities
Net income	$3,503	$3,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,065	2,797
Stock-based compensation	2,805	2,222
Excess tax benefits from stock-based payment arrangements	(21)	(54)
Changes in:
Accounts receivable	1,329	1,923
Refundable income taxes	752	—
Inventory, prepaid expenses, and other assets	(4,154)	(2,805)
Accrued lease incentives	877	—
Accounts payable, taxes payable, and accrued liabilities	338 -----------	(4,329) -----------
Net cash provided by operating activities	8,494	3,197
Investing Activities
Purchases of available-for-sale securities	(50,236)	(39,466)
Maturities of available-for-sale securities	48,217	39,540
Additions to property and equipment	(2,383) -----------	(1,085) -----------
Net cash used in investing activities	(4,402)	(1,011)
Financing Activities
Issuances of common stock	1,721	2,399
Excess tax benefits from stock-based payment arrangements	21	54
Term loan	(833)	(834)
Dividends paid	(3,122) -----------	(3,008) -----------
Net cash used in by financing activities	(2,213)	(1,389)
Net increase in cash and cash equivalents	1,879	797
Cash and cash equivalents, beginning of period	5,250 -----------	4,194 -----------
Cash and cash equivalents, end of period	$7,129 =======	$4,991 =======
Supplemental disclosures of cash flow information:
Interest paid	$204	$295
Income taxes paid	$3,280	$1,674

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
May 2, 2008

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

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended May 2, 2008, are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. The balance sheet at October 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

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

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations, as they are incurred. Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated costs to complete. On fixed-price contracts, we bear the risk of any unexpected increases in the cost to develop or manufacture a product; whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, and these costs could have a materially adverse effect on our results of operations.

The following table represents our revenue concentration during the respective periods by contract type.

	——— Three Months Ended ———		——— Six Months Ended ———
	May 2, 2008	May 4, 2007	May 2, 2008	May 4, 2007
Cost-reimbursement contracts	72%	70%	72%	73%
Fixed-price contracts	10%	15%	9%	16%
Time-and-materials contracts	18%	15%	19%	11%

Five contracts represented an aggregate of 60% of revenues for each of the three-month and six-month periods ended May 2, 2008. Three of these contracts were indefinite-delivery-indefinite-quantity contracts (IDIQ). Under the terms of this type of contract, the government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations. Five contracts represented an aggregate of 50% and 52% of revenues for the three-month and six-month periods ended May 4, 2007. Four of these contracts were IDIQ contracts. In addition, one of the five contracts in each of fiscal years 2008 and 2007 was a time-and-materials contract, which significantly increased the revenue concentration of time-and-materials contracts during fiscal year 2008. All of the other contracts referenced were cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ended May 2, 2008, and October 31, 2007, were approximately $3,157,000 and $4,465,000, respectively. Approximately $3,406,000 of the October 31, 2007, balance was recognized as revenue during the first six months of fiscal year 2008.

We have one licensing agreement for which we accrue royalties upon sales of our licensed product. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize.

Indirect rate variance adjustments to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. At year end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. All timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become estimable.

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

At May 2, 2008, the unfavorable rate variance was approximately $2,302,000. The fiscal 2008 rate variance includes approximately $1,180,000 of severance costs that we expect to pay to our former Chief Executive Officer. Please see “Note 9: Change in Management” for further details. At May 4, 2007, the unfavorable rate variance was approximately $4,191,000.

Accounts receivable and allowance for bad debt. Accounts receivable are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill incurred costs and a portion of our fees on a regular basis. Under fixed-price contracts, we bill contract costs on a milestone or unit of delivery basis. Unbilled amounts result from our recognition of contract revenue in advance of contractual billing or progress billing terms.

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

During the first six months of fiscal year 2008 and fiscal year 2007, there was no material charge to bad debt expense.

Inventory valuation and disposal. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell our products, which includes raw materials. Historically, we have sold our inventory at or above cost, so there was typically no decrement in valuation. When we determine that a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory, and record the associated reduction to inventory.

In the second quarter of fiscal year 2008, we recorded a write-down of approximately $935,000 to reflect the estimated market value of one inventoried product.We include any charges associated with these reductions to work in process and finished goods in contract costs in our statement of operations. Disposals associated with our raw material represent a minor amount, which is included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of inventory were not significant during the first six months of fiscal years 2008 and 2007.

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

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first six months of fiscal year 2008 or the full fiscal year of 2007.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our remaining securities are classified as available for sale and are carried at fair market value in short-term and long-term investments. At May 2, 2008, all of our short-term and long-term investments consisted of municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers.

Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term and long-term investments is determined based on quoted market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for the first six months of fiscal year 2008 or fiscal year 2007.

The following tables summarize our cash, cash equivalents, short-term securities, and long-term securities (in thousands).

	———————————— May 2, 2008 ————————————
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$7,129	$—	$7,129
Available-for-sale securities:
Short-term tax exempt	27,671	48	27,719
Long-term tax exempt	7,946 -----------	15 -----------	7,961 -----------
	$42,746 =======	$63 =======	$42,809 =======

	—————————— October 31, 2007 ——————————
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$5,250	$—	$5,250
Available-for-sale securities:
Short-term tax exempt	29,671	12	29,683
Long-term tax exempt	4,108 -----------	6 -----------	4,114 -----------
	$39,029 =======	$18 =======	$39,047 =======

The following table summarizes the effective maturities of our available-for-sale investments (in thousands).

	May 2, 2008	October 31, 2007
Due in one year or less	$27,719	$29,683
Due in one to two years	7,961 -----------	4,114 -----------
	$35,680 =======	$33,797 =======

Restricted Cash

We had restricted cash balances of approximately $559,000 and $562,000 at May 2, 2008, and at October 31, 2007, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $206,000 and $194,000 was included in prepaids and other current assets at May 2, 2008, and at October 31, 2007, respectively. Approximately $353,000 and $368,000 was included in other assets at May 2, 2008, and at October 31, 2007, respectively.

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

No indicators of impairment were identified at May 2, 2008.

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

No indicators of impairment were identified at May 2, 2008.

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

The per-share data is as follows (in thousands, except per-share amounts):

	——— Three Months Ended ———		——— Six Months Ended ———
	May 2, 2008	May 4, 2007	May 2, 2008	May 4, 2007
Numerator:
Net income	$2,015 =======	$1,580 =======	$3,503 =======	$3,443 =======
Denominator:
Shares used to compute net income per common share – basic	12,400	12,039	12,371	12,006
Effect of dilutive stock options	123 -----------	246 -----------	142 -----------	222 -----------
Shares used to compute net income per common share – diluted	12,523 =======	12,285 =======	12,513 =======	12,228 =======

Net income per common share – basic	$0.16	$0.13	$0.28	$0.29
Net income per common share – diluted	$0.16	$0.13	$0.28	$0.28

We excluded approximately 1,163,000 and 1,075,000 potential common shares for the three-month and six-month periods ended May 2, 2008, from the diluted net income per common share computation, as their effect would be antidilutive. For the same periods in fiscal year 2007, we excluded 921,000 and 960,000 potential common shares, respectively, from the diluted net income per common share computation for the same reason.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	——— Three Months Ended ———		——— Six Months Ended ———
	May 2, 2008	May 4, 2007	May 2, 2008	May 4, 2007
Net income	$2,015	$1,580	$3,503	$3,443
Unrealized gain (loss) on securities	(51)	(3)	45	(7)
Derivative gain (loss), net of tax	37 -----------	(27) -----------	(87) -----------	(2) -----------
Comprehensive income	$2,001 =======	$1,550 =======	$3,461 =======	$3,434 =======

The accumulated other comprehensive income balance as of May 2, 2008, was a loss of approximately $8,000, and as of October 31, 2007, was a gain of approximately $34,000.

Dividends

We have paid dividends at the rate of $0.50 per share per annum, payable quarterly, since fiscal year 2004. However, the dividend is subject to approval by the Board of Directors and is reviewed quarterly. Dividends were paid on February 15, 2008, and May 16, 2008, to shareholders of record at February 1, 2008, and May 2, 2008, and are expected to be paid on August 15, 2008, and November 14, 2008, to shareholders of record at August 1, 2008, and October 31, 2008.

We paid dividends of approximately $3,122,000 during the first six months of fiscal year 2008 and approximately $3,008,000 during the first six months of fiscal year 2007.

At May 2, 2008, and October 31, 2007, accrued dividends of approximately $1,573,000 and $1,549,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have stock-based compensation programs that enable our Board of Directors to award employee equity incentives. These programs include restricted stock awards and incentive and non-statutory stock options granted under various plans. Restrictions on the restricted stock awards typically lapse in four equal annual installments, on each anniversary of the grant date, conditioned on continued employment. The restrictions for the majority of the fiscal year 2007 awards to non-employee directors will lapse in three equal annual installments. Stock options granted in 2006 and prior years are generally time based, typically vesting 20% on each anniversary of the grant date over five years, and expiring eight or ten years from the grant date, conditioned on continued employment.

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

Our closing stock price on the November 30, 2007, ESPP purchase date was lower than the closing stock price on the December 1, 2006, offering date. Therefore, 361 participants were re-enrolled from the original twenty-four- month offering period ending on November 30, 2008, into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. This re-enrollment effectively canceled the final six-month purchase period of the original twenty-four-month offering. Therefore, the remaining unamortized compensation amount associated with this final purchase period, approximately $382,000, was immediately recognized on December 1, 2007. In addition, as a result of the modification, approximately $91,000 of incremental compensation cost was generated at December 1, 2007, of which we recognized $45,000 during the second quarter and $77,000 during the first six months of fiscal year 2008.

On November 15, 2007, one of our non-employee directors retired. Immediately prior to his retirement, we accelerated the vesting of all unvested shares of his restricted stock and stock option awards. In addition, we extended the remaining exercise period of all vested and unexercised options from ninety days to one year. As a result, our stock compensation expense associated with these modified equity awards was approximately $80,000 higher than it would have been had the awards not been modified.

In addition, we expect to record additional stock based compensation expense during the third quarter of fiscal year 2008, associated with the acceleration of unvested stock options and restricted stock for our former Chief Executive Officer. For further information please see “ Note 9: Change in Management.”

As of May 2, 2008, there were a total of approximately 1,134,837 shares reserved for future issuance under the equity incentive and ESPP plans.

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

	——— Three Months Ended ———		——— Six Months Ended ———
	May 2, 2008	May 4, 2007	May 2, 2008	May 4, 2007
Contract costs	$692	$587	$1,685	$1,231
Research and development	58	56	111	110
General and administrative	425 -----------	433 -----------	1,009 -----------	881 -----------
Stock-based compensation expense before income taxes	$1,175	$1,076	$2,805	$2,222
Income taxes	(232) -----------	(217) -----------	(492) -----------	(459) -----------
Stock-based compensation expense after income taxes	$943	$859	$2,313	$1,763
Reduction to basic net income per share	$0.08	$0.07	$0.19	$0.15
Reduction to diluted net income per share	$0.08	$0.07	$0.18	$0.14

There were no options granted during the first six months of fiscal year 2008 or fiscal year 2007. The fair value of offering periods for future purchases under the ESPP was estimated based on the Black-Scholes valuation model by using the following weighted average assumptions:

	——— Employee Stock Purchase Plan ———
	Six Months Ended May 2, 2008	Six Months Ended May 4, 2007
Risk-free interest rate	3.3%	4.8%
Expected life (years)	0.50	1.3
Expected volatility	49%	37%
Expected dividends	3.5%	2.8%
Weighted average fair value	$3.61	$4.87

Our determination of the grant date fair value of stock-based compensation using an option pricing model and the resulting compensation expense that is recognized are affected by our stock price as well as assumptions regarding a number of variables. These factors include, but are not limited to, our expected stock price volatility, the projected life, the expected dividend yield, and the risk-free interest rate. Changes in the assumptions can materially affect the estimated fair value and the expense recognized.

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

Stock-based compensation expense recognized in the consolidated statement of operations in the first six months of fiscal years 2008 and 2007 reflects estimated forfeitures, which are based on historical option forfeitures.

The net cash proceeds associated with our ESPP were $1,554,000 for the six-month period ended May 2, 2008, and $1,805,000 for the six-month period ended May 4, 2007. Unrecognized compensation cost associated with our ESPP as of May 2, 2008, is approximately $152,000 and is expected to be recognized over a weighted average period of 0.08 years.

Stock option activity for the six months ended May 2, 2008, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2007	1,409,724	$18.33
Grants	—
Exercised	(17,233)	$9.71
Forfeitures or expirations	(46,327) -----------	$22.02 -----------
Outstanding at May 2, 2008	1,346,164	$18.32
Exercisable at May 2, 2008	1,030,534	$17.27

Net cash proceeds from the exercise of stock options were approximately $167,000 for the six-month period ended May 2, 2008, and approximately $594,000 for the six-month period ended May 4, 2007.

As of May 2, 2008, approximately $2,756,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 2.16 years.

The following table summarizes our restricted stock grant activity for the six months ended May 2, 2008.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2007	163,266	$17.35
Grants	47,000	$14.20
Vested	(32,161)	$12.83
Forfeitures	(3,799) -----------	$17.94
Nonvested at May 2, 2008	174,306	$16.46

The fair value of our restricted stock is based on our closing stock price on the date of grant. Our unrecognized compensation cost related to nonvested (restricted) stock is $2,360,000, and is expected to be recognized over a weighted average period of 2.47 years.

We realized an income tax benefit from stock options exercised and restricted stock vested of approximately $48,000 during the first six months of fiscal year 2008. We realized a tax benefit of approximately $91,000 during the same period of fiscal year 2007. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options and the vesting of restricted stock, if any, as financing cash flows rather than operating cash flows.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. The statement will be effective for our fiscal year beginning November 1, 2008. We are evaluating the impact adopting SFAS 157 will have on our financial statements.

In February, 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement will be effective for our fiscal year beginning November 1, 2008. We are evaluating the impact adopting SFAS 159 will have on our financial statements.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. SFAS 161 does not change the accounting treatment for derivative instruments, and therefore, the adoption will not have any impact on our financial position, results of operations, or cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Note 2: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	May 2, 2008	October 31, 2007
Raw materials	$756	$904
Work in process	8,022	4,597
Finished goods	961 -----------	443 -----------
	$9,739	$5,944

At May 2, 2008, the unfavorable indirect rate variance included in work in process was approximately $2,302,000. The fiscal 2008 rate variance includes approximately $1,180,000 of severance costs that we expect to pay to our former Chief Executive Officer. Please see “Note 9: Change in Management” for further details.

During the second quarter of fiscal year 2008, inventory activity included a write-down of approximately $935,000 of work-in-process inventory. Disposal activities were not significant during the first six months of fiscal years 2008 and 2007.

Note 3: Goodwill and Intangible Assets

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first six months of fiscal year 2008.

Intangible assets. Information on our identifiable intangible assets that are subject to amortization is presented in the table below (in thousands).

		—————————— May 2, 2008 ——————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	$(1,625)	$95
Existing technology	5 years	340	(193)	147
Patent	18 years	60 -----------	(9) -----------	51 -----------
Total		$2,120	$(1,827)	$293

All of our acquired identifiable intangible assets are subject to amortization and have originally estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $161,000 and $323,000 for the second quarter and first six months of fiscal year 2008, respectively, and $161,000 and $322,000, for the same periods in fiscal year 2007, respectively.

As of May 2, 2008, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
Remainder of 2008	131
2009	71
2010	49
2011–2023	42
Total	$293

The goodwill and identifiable intangible assets are related to our July 2005 acquisition of Dynamics Technology, Inc. (DTI).

Note 4: Borrowing Arrangements

Revolving line of credit. At May 2, 2008, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit was renewed on February 21, 2008, and it will expire on March 1, 2009.

At May 2, 2008, we had two standby letters of credit under the Line of Credit totaling approximately $1,371,000. One letter of credit, related to our Sunnyvale, California facilities lease, had a committed balance of approximately $1,221,000 at May 2, 2008. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at May 2, 2008. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,629,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate ( 5% at May 2, 2008), and interest on those borrowings is payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) ( 2.72% at May 2, 2008). Our Term Loan is for a seven-year term ending on July 1, 2012, with monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of May 2, 2008, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At May 2, 2008, the effective portion of the cash flow hedge was a deferred net loss of approximately $71,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $87,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of May 2, 2008.

Note 5: Contractual Obligations

The following table sets forth our contractual obligations, excluding interest payments on our debt, as of May 2, 2008 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$40,530	$7,553	$14,783	$9,872	$8,322
Loan obligations – principal	5,953	1,429	2,857	1,667	—
Purchase obligations	5,636 -----------	5,636 -----------	— -----------	— -----------	— -----------
Total	$52,119 =======	$14,618 =======	$17,640 =======	$11,539 =======	$8,322 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2009 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first six months of fiscal year 2008, approximately $998,000 of the cost for our leasehold improvements was funded by the landlord of our new facility in Torrance, California. This was determined to be a lease incentive. This lease incentive reduces our rent expense and will be amortized on a straight-line basis over the remaining period of our operating lease that ends in fiscal year 2015. This reduction to rent expense is generally equal to the increased amortization expense of the associated leasehold improvements.

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

Note 7: Provision for Income Taxes

We adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48) effective November 1, 2007. FIN 48 describes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether it is more likely than not that a tax position accounted for under SFAS 109 will be sustained upon examination. The second step is to measure and recognize the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We determined that there were no unrecognized tax benefits to be recorded upon adoption of FIN 48 or at May 2, 2008.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements. The amount of net interest recognized during the six months ended May 2, 2008, and May 4, 2007, as well as the amount of accrued interest at May 2, 2008, was not material. No penalties were recorded in those periods.

In general, our income tax returns are subject to examination by U.S. federal, and state tax authorities for fiscal years 2003 and forward.

Our provision for income taxes for the second quarter and first six months of fiscal year 2008 was approximately $967,000 and $2,092,000, respectively, with an estimated annual effective tax rate of 45.3%. During the first six months of fiscal year 2008, we reduced our income tax expense by approximately $440,000. This reduction was primarily related to the filing of an Application for Change in Accounting Method with the Internal Revenue Service (IRS) under the automatic-consent provisions, during the second quarter of fiscal year 2008. Based upon the change in method filed with the IRS, we re-measured our deferred tax asset balance related to the determination of tax basis depreciation on certain property and equipment assets as of October 31, 2006. This led to a tax benefit of approximately $333,000, which was recorded as a discrete item during the second quarter of fiscal year 2008.

Our provision for income taxes for the second quarter and first six months of fiscal year 2007 was approximately $1,001,000 and $2,438,000, respectively, representing an estimated annual effective tax rate of 44.0%. During the first six months of fiscal year 2007, we reduced our income tax expense by approximately $163,000, primarily due to the benefit of releasing a reserve associated with our California research and development tax refund of approximately $126,000.

Note 8: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the second quarter and first six months of fiscal year 2008 were approximately $52,000 and $109,000, respectively. For the same periods of fiscal year 2007 warranty costs were approximately $64,000 and $146,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of May 2, 2008, or October 31, 2007.

Legal proceedings. On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our former Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice. On June 5, 2008, the Ninth Circuit reversed the dismissal and remanded to the District Court. We intend to contest this litigation vigorously. Any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time, we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding.

Note 9: Change in Management

Mr. Gary L. Yancey, our former Chairman and Chief Executive Officer, resigned as an executive officer and as a member of the Board of Directors, effective May 1, 2008. His final date of employment with us was May 30, 2008. Mr. William Van Vleet III, our Chief Operating Officer, is serving as Acting Chief Executive Officer on an interim basis until a successor is appointed. In addition, Mr. John P. Devine, a director since 1995, has been named non-executive Chairman of the Board of Directors. In connection with his departure, on May 23, 2008, we entered into a Severance Agreement and General Release of Claims with Mr. Yancey, under which, we will provide to Mr. Yancey certain separation benefits as a result of the termination of his employment. These benefits are payable to Mr. Yancey pursuant to his participation in the Company’s Executive Retention and Severance Plan of August 19, 2004, and as a result of which, we will pay to Mr. Yancey in monthly installments an amount equal to 24 months of his base salary and 100% of his annual bonus, with the bonus determined as the aggregate amount that would be earned by him during fiscal year 2008 if all applicable performance goals were achieved. We will also continue health and other similar benefits until Mr. Yancey reaches age 65.

As a result, we recognized accrued severance of approximately $1,180,000 during the second quarter of fiscal year 2008, which increased accrued payroll liabilities by approximately $478,000 and other long-term liabilities by approximately $702,000. In addition, management believes that severance expense is recoverable through our indirect rates, and therefore we increased our indirect rate variance included in inventory by approximately $1,180,000.

In addition, we have agreed that all outstanding but unvested options to purchase Company common stock and all unvested restricted stock awards held by Mr. Yancey will vest in full immediately as of May 30, 2008. In addition, the period of exercisability of any vested stock options held by Mr. Yancey has been extended to two years from the date of termination of employment or expiration of the individual option grant, whichever occurs first. Therefore, we expect to recognize stock-based compensation expense of approximately $331,000 during the third quarter of fiscal year 2008, associated with the modifications to Mr. Yancey’s equity awards.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ended May 2, 2008, and October 31, 2007, were approximately $3,157,000 and $4,465,000, respectively. Approximately $3,406,000 of the October 31, 2007, balance was recognized as revenue during the first six months of fiscal year 2008.

We have one licensing agreement for which we accrue royalties upon sales of our licensed product. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize.

Indirect rate variance adjustment to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become estimable. We believe that this method is the preferred practice used within our industry. At year-end, we adjust the revenues and costs for actual indirect rates.

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

At May 2, 2008, the unfavorable inventoried indirect variance was approximately $2,302,000. The fiscal 2008 rate variance includes approximately $1,180,000 of severance costs that we expect to pay to our former Chief Executive Officer. Please see “Note 9: Change in Management” for further details. At May 4, 2007, the unfavorable inventoried indirect rate variance was approximately $4,191,000.

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

During the first six months of fiscal year 2008 and fiscal year 2007, there was no material charge to bad debt expense.

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the United States Government. Typical life cycles of our equipment are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our equipment, which includes raw materials. Historically, we have sold our inventory at or above cost, so there was typically no decrement in valuation. When we determine that a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory, and record the associated reduction to inventory.

In the second quarter of fiscal year 2008, we recorded a write-down of approximately $935,000 to reflect the estimated market value of one inventoried product; these charges were included in contract costs in our statement of operations. Disposals associated with our raw materials represent a minor amount and are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D.

Disposal activities were not significant during the first six months of fiscal years 2008 and 2007.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first six months of fiscal years 2008 and 2007, we did not incur any price redeterminations on any of our contracts.

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

No indicators of impairment were identified at May 2, 2008.

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

No indicators of impairment were identified at May 2, 2008.

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

Our closing stock price on the November 30, 2007, ESPP purchase date was lower than the closing stock price on the December 1, 2006, offering date. Therefore, 361 participants were re-enrolled from the original twenty-four-month offering period ending on November 30, 2008, into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. This re-enrollment effectively canceled the final six-month purchase period of the original twenty-four-month offering. Therefore, the remaining unamortized compensation amount associated with this final purchase period, approximately $382,000, was immediately recognized on December 1, 2007. In addition, as a result of the modification, approximately $91,000 of incremental compensation expense was generated at December 1, 2007, of which we recognized $45,000 during the second quarter and $77,000 during the first six months of fiscal year 2008.

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

	—— Three Months Ended ——		—— Six Months Ended ——
	May 2, 2008	May 4, 2007	May 2, 2008	May 4, 2007
Contract costs	$692	$587	$1,685	$1,231
Research and development	58	56	111	110
General and administrative	425 -----------	433 -----------	1,009 -----------	881 -----------
Stock-based compensation expense before income taxes	$1,175	$1,076	$2,805	$2,222
Income taxes	(232) -----------	(217) -----------	(492) -----------	(459) -----------
Stock-based compensation expense after income taxes	$943	$859	$2,313	$1,763
Reduction to basic net income per share	$0.08	$0.07	$0.19	$0.15
Reduction to diluted net income per share	$0.08	$0.07	$0.18	$0.14

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

At the end of the second quarter of fiscal year 2008 Mr. Gary L. Yancey, our former Chairman and Chief Executive Officer, resigned as an executive officer and as a member of the Board of Directors, effective May 1, 2008. His final date of employment with us was May 30, 2008. Mr. William Van Vleet III, our Chief Operating Officer, is serving as Acting Chief Executive Officer on an interim basis until a successor is appointed. In addition, Mr. John P. Devine, a director since 1995, has been named non-executive Chairman of the Board of Directors.

In connection with his departure, on May 23, 2008, we entered into a Severance Agreement and General Release of Claims with Mr. Yancey, under which, we will provide to Mr. Yancey certain separation benefits as a result of the termination of his employment. These benefits are payable to Mr. Yancey pursuant to his participation in the Company’s Executive Retention and Severance Plan of August 19, 2004, and as a result of which, we will pay to Mr. Yancey in monthly installments an amount equal to 24 months of his base salary and 100% of his annual bonus, with the bonus determined as the aggregate amount that would be earned by him during fiscal year 2008 if all applicable performance goals were achieved. We will also continue health and other similar benefits until Mr. Yancey reaches age 65.

As a result, we recognized accrued severance of approximately $1,180,000 during the second quarter of fiscal year 2008, which increased accrued payroll liabilities by approximately $478,000 and other long-term liabilities by approximately $702,000. In addition, management believes that severance expense is recoverable through our indirect rates, and therefore we increased our indirect rate variance included in inventory by approximately $1,180,000.

In addition, we have agreed that all outstanding but unvested options to purchase Company common stock and all unvested restricted stock awards held by Mr. Yancey will vest in full immediately as of May 30, 2008. In addition, the period of exercisability of any vested stock options held by Mr. Yancey has been extended to two years from the date of termination of employment or expiration of the individual option grant, whichever occurs first. Therefore, we expect to recognize stock-based compensation expense of approximately $331,000 during the third quarter of fiscal year 2008, associated with the modifications to Mr. Yancey’s equity awards.

Three and Six Months Ended May 2, 2008, Compared to Three Months and Six Months Ended May 4, 2007

Revenues and backlog. Revenues for the second quarter of fiscal year 2008 were approximately $45,284,000, a 10.3% increase from revenues of approximately $41,054,000 recorded in the second quarter of fiscal year 2007. Revenues for the first six months of fiscal year 2008 were approximately $88,009,000, a 4.0% increase from revenues of approximately $84,598,000 recognized during the same period of fiscal year 2007. Revenues generated by our development programs increased by approximately $6,377,000 and $8,768,000 during the second quarter and first six months of fiscal year 2008, respectively, compared to the same periods in fiscal year 2007. This increase was offset by a decline in product sales by approximately $3,171,000 and $7,250,000 during the second quarter and first six months of fiscal year 2008 compared to the same periods of fiscal year 2007.

Our revenues include royalty income associated with one licensing agreement. We recorded royalty income of approximately $1,396,000 during the second quarter of fiscal year 2008, compared to approximately $372,000 during the same period of fiscal year 2007. Royalty income for the first six months of fiscal year 2008 was approximately $2,511,000, compared to approximately $619,000 during the same period of fiscal year 2007.

New orders received during the second quarter of fiscal year 2008 were approximately $48,150,000, an increase of 28.0% from approximately $37,631,000 in new orders received during the same period of fiscal year 2007. New orders received during the first six months of fiscal year 2008 were approximately $75,039,000, a decrease of 2.3% from approximately $76,780,000 in new orders received during the same period of fiscal year 2007. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At May 2, 2008, ending backlog was approximately $113,737,000, representing a 10.2% decrease from ending backlog of approximately $126,708,000 at October 31, 2007. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period.

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

The following table represents our revenue concentration during the respective periods by contract type.

	—— Three Months Ended ——		—— Six Months Ended ——
	May 2, 2008	May 4, 2007	May 2, 2008	May 4, 2007
Cost-reimbursement contracts	72%	70%	72%	73%
Fixed-price contracts	10%	15%	9%	16%
Time-and-materials contracts	18%	15%	19%	11%

Five contracts represented an aggregate of 60% of revenues for each of the three-month and six-month periods ended May 2, 2008. Three of these contracts were indefinite-delivery-indefinite-quantity contracts (IDIQ). Under the terms of this type of contract, the government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations. Five contracts represented an aggregate of 50% and 52% of revenues for the respective three-month and six-month periods ended May 4, 2007. Four of these contracts were IDIQ contracts. In addition, one of the five contracts in each of fiscal years 2008 and 2007 was a time-and-materials contract, which significantly increased the revenue concentration of time-and-materials contracts during fiscal year 2008. All of the other contracts referenced were cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $31,492,000, or 69.5 % of revenues, for the second quarter of fiscal year 2008 compared to approximately $28,583,000, or 69.6 % of revenues, for the same period of fiscal year 2007. Contract costs were approximately $60,863,000, or 69.2% of revenues, for the first six months of fiscal year 2008 compared to approximately $57,443,000, or 67.9% of revenues, for the same period of fiscal year 2007. Contract costs increased in absolute dollars during the second quarter and first six months of fiscal year of fiscal year 2008 compared to the same periods of fiscal year 2007 primarily due to increased activity with development programs. In addition, we recorded an inventory write-down during the second quarter of fiscal year 2008, which increased contract costs by approximately $935,000.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded by us from operations. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,554,000, or 7.9 % of revenues, for the second quarter of fiscal year 2008 compared to approximately $3,410,000, or 8.3% of revenues, for the same period of fiscal year 2007. During the first six months of fiscal year 2008, R&D expenses were approximately $6,533,000, or 7.4% of revenues, compared to approximately $6,995,000, or 8.3% of revenues, during the first six months of 2007. R&D expenses decreased in absolute dollars and as a percentage of revenues during the first six months of fiscal year 2008 primarily due to directing our efforts toward meeting our contractual obligations.

General and administrative (G&A). General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record G&A expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. G&A expenses were approximately $7,403,000, or 16.4 % of revenues, for the second quarter of fiscal year 2008, compared to approximately $6,585,000, or 16.0% of revenues, for the same period of fiscal year 2007. During the first six months of fiscal year 2008, G&A expenses were approximately $15,398,000, or 17.5 % of revenues, compared to approximately $14,544,000, or 17.2% of revenues, during the first six months of 2007. G&A expenses increased during the first six months of fiscal year 2008 primarily due to the applied G&A rate on an increased contract base.

Interest income and other, net. Net interest income for the second quarter of fiscal year 2008 was approximately $293,000, representing an immaterial difference to net interest income of approximately $289,000 for the second quarter of fiscal year 2007. Interest income recognized during the first six months of fiscal year 2008 was approximately $665,000 compared to interest income of approximately $622,000 during the first six months of 2007.

Interest expense. Interest expense for the second quarter of fiscal year 2008 was approximately $146,000 compared to approximately $184,000 of interest expense in the second quarter of fiscal year 2007. Interest expense incurred during the first six months of fiscal year 2008 was approximately $285,000 compared to interest expense of approximately $357,000 during the first six months of fiscal year 2007.

Provision for income taxes. Our provision for income taxes for the second quarter and first six months of fiscal year 2008 was approximately $967,000 and $2,092,000, respectively, representing an estimated 45.3% annual effective tax rate. Our provision for income taxes for the second quarter and first six months of fiscal year 2007 was approximately $1,001,000 and $2,438,000, respectively, representing an estimated 44% annual effective tax rate. The difference in our estimated annual effective tax rate at May 2, 2008, from our effective tax rate at May 4, 2007, was primarily due to a projected decrease in our domestic manufacturing credit. During the first six months of fiscal year 2008, we reduced our income tax expense by approximately $440,000. This reduction was primarily related to the filing of an Application for Change in Accounting Method with the Internal Revenue Service (IRS) under the automatic-consent provisions, during the second quarter of fiscal year 2008. Based upon the change in method filed with the IRS, we re-measured our deferred tax asset balance related to the determination of tax basis depreciation on certain property and equipment assets as of October 31, 2006. This led to a tax benefit of approximately $333,000, which was recorded as a discrete item during the second quarter of fiscal year 2008. During the first six months of fiscal year 2007, we recorded discrete items resulting in tax benefits of approximately $163,000, including the benefit of a research and development tax refund from the state of California of approximately $126,000.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first six months of fiscal year 2008 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $8,494,000 and $3,197,000 during the first six months of fiscal years 2008 and 2007, respectively. Net income for the first six months of fiscal year 2008 was approximately $3,503,000 compared to net income of approximately $3,443,000 for the comparable period of fiscal year 2007.

Accounts receivable balances decreased during the first six months of fiscal year 2008 by approximately $1,329,000 and by approximately $1,923,000 during the same period in fiscal year 2007. During the first six months of fiscal year 2008, we generated revenues of approximately $88,009,000 and collected approximately $88,745,000. During the first six months of fiscal year 2007, we generated revenues of approximately $84,598,000 and collected approximately $86,521,000.

Inventory, prepaid expenses, and other assets increased during the first six months of fiscal year 2008 by approximately $4,154,000 and during the first six months of fiscal year 2007 by approximately $2,805,000. Inventory balances increased by approximately $3,795,000 during the first six months of fiscal year 2008. The increase in inventory included an increase to the indirect rate variance of approximately $2,302,000; an increase to work-in-process inventory of approximately $2,058,000; and a reduction due to an inventory write-down of approximately $935,000. During the first six months of fiscal year 2008, precontract costs decreased other current assets by approximately $1,308,000. During the first six months of fiscal year 2007, precontract costs decreased other current assets by approximately $3,215,000 and the indirect rate variance included in inventory increased by approximately $4,191,000.

During the first six months of fiscal year 2008, we received a payment of approximately $877,000 for lease incentives associated with our facility in Torrance, California.

Accounts payable, taxes payable, and accrued liabilities balances increased by approximately $338,000 during the first six months of fiscal year 2008 and decreased by approximately $4,329,000 during the first six months of fiscal year 2007. The increase during the first six months of fiscal year 2008 included a severance accrual for our former Chief Executive officer of approximately $1,180,000. Approximately $478,000 was included in accrued payroll liabilities and approximately $702,000 was included in other long-term liabilities.

Accounts payable and other accrued liabilities increased by approximately $365,000 during the first six months of fiscal year 2008. During the same period in fiscal year 2007, accounts payable and other accrued liabilities balances decreased by approximately $1,879,000, primarily due to decreased outstanding procurements. Accrued payroll liabilities decreased by approximately $26,000 during the first six months of fiscal year 2008, and decreased by approximately $2,450,000 during the same period in fiscal year 2007. Accrued salaries decreased during the first six months of fiscal year 2008 by approximately $584,000 and decreased during the same period of fiscal year 2007 by approximately $1,919,000. The difference in activities for accrued salaries was due to the timing of our bi-weekly payroll.

Net cash from investing activities. Investing activities used cash of approximately $4,402,000 during the first six months of fiscal year 2008. During the same period of fiscal year 2007, investing activities used cash of approximately $1,011,000. During the first six months of fiscal year 2008, we purchased approximately $50,236,000 of investment securities and approximately $48,217,000 matured. During the same period of fiscal year 2007, we purchased approximately $39,466,000 of investment securities and approximately $39,540,000 matured.

Net cash from financing activities. Financing activities used cash of approximately $2,213,000 during the first six months of fiscal year 2008 and used cash of approximately $1,389,000 during the same period in fiscal year 2007. The difference in financing activities between the first six months of fiscal years 2008 and 2007 is due to a decrease in the amount of proceeds from our employee stock purchase plan and fewer option exercises during the first six months of fiscal year 2008.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. At May 2, 2008, we held in our investment portfolio approximately $35,680,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers.

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

Borrowing Arrangements

Revolving line of credit. At May 2, 2008, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit was renewed on February 21, 2008, and it will expire on March 1, 2009.

At May 2, 2008, we had two standby letters of credit under the Line of Credit totaling approximately $1,370,000. One letter of credit, related to our Sunnyvale, California facilities lease, had a committed balance of approximately $1,221,000 at May 2, 2008. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at May 2, 2008. We do not pay interest on the amount associated with the standby letters of credit.

As a result of the committed but unused funds associated the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,629,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (5% at May 2, 2008), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (2.72% at May 2, 2008). Our Term Loan is for a seven-year term ending on July 1, 2012, with monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of May 2, 2008, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At May 2, 2008, the effective portion of the cash flow hedge was a deferred net loss of approximately $71,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $87,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of May 2, 2008.

Contractual Obligations

The following table sets forth our contractual obligations as of May 2, 2008 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$40,530	$7,553	$14,783	$9,872	$8,322
Loan obligations – principal	5,953	1,429	2,857	1,667	—
Loan obligations – interest	781	327	390	64	—
Purchase obligations	5,636 -----------	5,636 -----------	— -----------	— -----------	— -----------
Total	$52,900 =======	$14,945 =======	$18,030 =======	$11,603 =======	$8,322 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2009 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first quarter of fiscal year 2008, approximately $998,000 of the cost for our leasehold improvements was funded by the landlord of our new facility in Torrance, California. This was determined to be a lease incentive. This lease incentive reduces our rent expense and will be amortized on a straight-line basis over the remaining period of our operating lease that ends in fiscal year 2015. This reduction to rent expense is generally equal to the increased amortization expense of the associated leasehold improvements.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. SFAS 161 does not change the accounting treatment for derivative instruments, and therefore, the adoption will not have any impact on our financial position, results of operations, or cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At May 2, 2008, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers. Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 173 days as of May 2, 2008. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk associated with the current credit environment. As of May 2, 2008, our total cash and investments balance that was sensitive to interest rate risk was approximately $ 42,809,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $178,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	May 2, 2008	October 31, 2007
Cash and cash equivalents	$7,129	$5,250
Available-for-sale securities:
Short-term tax exempt	27,719	29,683
Long-term tax exempt	7,961 -----------	4,114 -----------
	$42,809 =======	$39,047 =======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR ( 2.72% at May 2, 2008).

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter ended May 2, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our former Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice. On June 5, 2008, the Ninth Circuit reversed the dismissal and remanded to the District Court. We intend to contest this litigation vigorously. Any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time, we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding ..

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and the related notes.

We may not be successful in our expansion of our products and markets, and may not realize the benefits of our investments in these new markets. Over the last several years, we have made investments in other areas complementary to our historic COMINT offerings. As a result of these investments, including our acquisition of Dynamics Technology, Inc. (DTI) in July 2005, and our research and development into the ELINT market, we have expanded our product offerings, approached new customers, and entered into new markets for advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. Our operations during fiscal year 2008 have been, and are expected to continue to be, substantially influenced by the operations of the businesses we acquired from DTI as well as from our continued investment in products and markets complementary to our existing and new businesses. Our entry into new markets, and introduction of new products, subjects us to a number of risks and uncertainties, including the following:

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

As a result of the acquisition of DTI, we incurred debt in the amount of $10 million, of which $6 million remains outstanding as of May 2, 2008. Our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.

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

Our backlog as of May 2, 2008, was approximately $113.7 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

The operation of our business could be adversely affected by the transition of key personnel as we rebuild our executive leadership team. Our former Chief Executive Officer terminated his employment with us effective May 30, 2008. Our Chief Operating Officer is now our Acting Chief Executive Officer. A committee of our Board of Directors is conducting a search for a permanent Chief Executive Officer, and will review candidates including our Acting Chief Executive Officer. It is important to our success that we appoint a permanent Chief Executive Officer promptly, to continue to build an effective management team and allow us to remain focused on providing high-quality technical solutions and expert delivery on our existing programs, while also addressing our overall operational efficiency. It may take some time to finalize the search for a permanent Chief Executive Officer, and if such successor is new to our organization, it may take time for such person to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

At the annual meeting of our shareholders held on March 14, 2008, the following matters were considered and voted upon.

The following nominees were elected as Class II directors to serve on our Board of Directors for a two-year term expiring at the 2010 annual meeting of shareholders or until their successors are duly elected and qualified. The number of shares voted and withheld for such nominees were as follows:
Name	For	Withheld
Milton E. Cooper	8,922,656	2,524,230
Dr. John R Treichler	9,691,211	1,755,675
Marie S. Minton	9,365,015	2,081,871

The appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2008, was approved and ratified. The number of shares voted for and against the appointment was as follows:

For	Against	Abstain
10,737,466	697,657	11,763

A proposal to amend the Company’s 2004 Stock Incentive Plan to increase by 500,000 shares the maximum number of shares of common stock that may be issued under this plan was approved. The number of shares voted for and against the amendment were as follows:

For	Against	Abstain	Broker Non-Votes
7,211,726	2,290,938	7,969	1,936,253

Item 5: Other Information

None.

Item 6: Exhibits

Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc. /James E. Doyle/ ---------------------------------------------------	June 9, 2008 -------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

Exhibit Number	Description of Document
3.1	Second Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.61(1)	Severance Agreement and General Release of Claims between Applied Signal Technology, Inc. and Gary L. Yancey
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 8-K dated May 23, 2008.