Form 10-Q
period 2008-08-01
APPLIED SIGNAL TECHNOLOGY INC
filed 2008-09-09
CIK 741696

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended August 1, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

✓ Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	✓ Accelerated filer	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes	✓ No
The number of shares of the Registrant’s common stock outstanding as of August 1, 2008, was 12,755,815.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
 (in thousands, except per-share data)

	——— Three Months Ended———		——— Nine Months Ended———
	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Revenues from contracts	$49,948	$39,542	$137,957	$124,140
Operating expenses:
Contract costs	34,572	27,062	95,435	84,505
Research and development	3,953	3,756	10,486	10,751
General and administrative	8,205 ------------	7,101 ------------	23,603 ------------	21,645 ------------
Total operating expenses	46,730 ------------	37,919 ------------	129,524 ------------	116,901 ------------

Operating income	3,218	1,623	8,433	7,239
Interest income, net	158 ------------	189 ------------	538 ------------	454 ------------
Income before provision for income taxes	3,376	1,812	8,971	7,693
Provision for income taxes	1,411 ------------	835 ------------	3,503 ------------	3,273 ------------

Net income	$1,965 =======	$977 =======	$5,468 =======	$4,420 =======

Net income per common share:
Basic	$0.16	$0.08	$0.44	$0.37
Diluted	$0.15	$0.08	$0.43	$0.36

Number of shares used in calculating net income per common share:
Basic	12,538	12,171	12,427	12,062
Diluted	12,741	12,381	12,616	12,283

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	August 1, 2008 (unaudited)	October 31, 2007†
Current assets:
Cash and cash equivalents	$6,601	$5,250
Short term investments	34,493 ------------	29,683 ------------
Total cash, cash equivalents, and short-term investments	41,094	34,933
Accounts receivable:
Billed	19,026	25,097
Unbilled	23,261 ------------	19,379 ------------
Total accounts receivable	42,287	44,476
Inventory	8,251	5,944
Refundable income taxes	—	647
Prepaid and other current assets	8,267 ------------	9,760 ------------
Total current assets	99,899	95,760
Property and equipment, at cost:
Machinery and equipment	42,651	41,075
Furniture and fixtures	4,751	4,676
Leasehold improvements	17,392	14,584
Construction in process	186 ------------	2,230 ------------
	64,980	62,565
Accumulated depreciation and amortization	(49,247) ------------	(46,096) ------------
Property and equipment, net	15,733	16,469
Long-term investments	11,729	4,114
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	180	616
Long-term deferred tax asset	5,788	5,021
Other assets	828 ------------	789 ------------
Total assets	$154,121 =======	$142,733 =======

Applied Signal Technology, Inc.
Balance Sheets (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	August 1, 2008 (unaudited)	October 31, 2007†
Current liabilities:
Accounts payable	$5,018	$3,848
Accrued payroll and related benefits	14,653	13,135
Note payable	1,429	1,429
Income taxes payable	—	14
Other accrued liabilities	2,298 ------------	1,997 ------------
Total current liabilities	23,398	20,423
Long-term note payable	4,167	5,357
Accrued rent	2,475	1,658
Other long-term liabilities	1,345	459
Shareholders’ equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 12,755,815 at August 1, 2008, and 12,388,422 at October 31, 2007	69,044	61,849
Retained earnings	53,680	52,953
Accumulated other comprehensive income	12 ------------	34 ------------
Total shareholders’ equity	122,736 ------------	114,836 ------------
Total liabilities and shareholders’ equity	$154,121 =======	$142,733 =======

† The balance sheet at October 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Statements of Cash Flows (unaudited)
(in thousands)

	——— Nine Months Ended ———
	August 1, 2008	August 3, 2007
Operating Activities
Net income	$5,468	$4,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,635	4,214
Stock-based compensation	4,037	3,255
Excess tax benefits from stock-based payment arrangements	(24)	(54)
Changes in:
Accounts receivable	2,189	1,404
Refundable income taxes	752	—
Inventory, prepaid expenses, and other assets	(1,741)	(3,537)
Accrued lease incentives	877	—
Accounts payable, taxes payable, and accrued liabilities	3,502 ------------	(3,326) ------------
Net cash provided by operating activities	19,695	6,376
Investing Activities
Purchases of available-for-sale securities	(80,236)	(56,902)
Maturities of available-for-sale securities	67,565	55,790
Additions to property and equipment	(3,030) ------------	(1,524) ------------
Net cash used in investing activities	(15,701)	(2,636)
Financing Activities
Issuances of common stock	3,497	4,257
Shares repurchased for tax withholding of vested restricted stock awards	(279)	(59)
Excess tax benefits from stock-based payment arrangements	24	54
Term loan	(1,190)	(1,191)
Dividends paid	(4,695) ------------	(4,529) ------------
Net cash used in financing activities	(2,643)	(1,468)
Net increase in cash and cash equivalents	1,351	2,272
Cash and cash equivalents, beginning of period	5,250 ------------	4,194 ------------
Cash and cash equivalents, end of period	$6,601 =======	$6,466 =======
Supplemental disclosures of cash flow information:
Interest paid	$295	$428
Income taxes paid	$5,700	$3,007

See “Notes to Condensed Consolidated Financial Statements.”

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
August 1, 2008

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc. (AST) provides advanced intelligence, surveillance, and reconnaissance (ISR) products, systems, and services to enhance global security. We provide domain knowledge in the areas of signals intelligence (SIGINT), including communications intelligence (COMINT) and electronic intelligence (ELINT), and measurements and signatures intelligence (MASINT) through the use of sonar, radar, magnetic, and chemical sensors to detect changes in the environment. We specialize in the collection, processing, and understanding of signals for ISR missions with low size, weight, and power configurations to enable increased deployment on unmanned platforms. We develop and manufacture sophisticated receivers and digital signal processing equipment that use advanced software. Our primary customers are the United States Government and industry prime contractors for the United States Government.

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended August 1, 2008, are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. The balance sheet at October 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

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

As a supplier to the United States Government, we are required to comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. Among the causes for the suspension are violations of various statutes, including those related to procurement integrity, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. The government audits and investigations can take several years to complete. Depending on the results of these audits and investigations, the government may make claims against us or take exception to certain costs we determined to be recoverable. In the period management determines recoverability is not likely, operating income would be reduced.

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

The following table represents our revenue concentration during the respective periods by contract type.

	——— Three Months Ended ———		——— Nine Months Ended ———
	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Cost-reimbursement contracts	68%	71%	70%	73%
Fixed-price contracts	14%	10%	11%	14%
Time-and-materials contracts	18%	19%	18%	13%

Five contracts represented an aggregate of 62% and 60% of revenues for the respective three-month and nine-month periods ended August 1, 2008. Three of these contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts. Under the terms of this type of contract, the government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations. Six contracts represented an aggregate of 56% and 57% of revenues for the respective three-month and nine-month periods ended August 3, 2007. Four of these contracts were IDIQ contracts. In addition, one of the five contracts in each of fiscal years 2008 and 2007 was a time-and-materials contract, which significantly increased the revenue concentration of time-and-materials contracts during fiscal years 2008 and 2007. All of the other contracts referenced were cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. Revenues and profits are adjusted on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ended August 1, 2008, and October 31, 2007, were approximately $1,245,000 and $4,465,000, respectively. Approximately $4,012,000 of the October 31, 2007, balance was recognized as revenue during the first nine months of fiscal year 2008.

We have one licensing agreement for which we accrue royalties upon sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Our royalties contributed approximately $1,253,000 and $3,764,000 to revenues and operating income during the third quarter and first nine months of fiscal year 2008, respectively. Our royalties contributed approximately $336,000 and $955,000 to revenues and operating income during the third quarter and first nine months of fiscal year 2007, respectively.

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

At August 1, 2008, the unfavorable rate variance was approximately $2,177,000. Approximately $1,180,000 of unanticipated severance costs, that we are paying to our former Chief Executive Officer, were not included in our target rates for general and administrative expenses. Therefore, these costs contributed to the unfavorable rate variance at August 1, 2008. Please see “Note 9: Change in Management” for further details. At August 3, 2007, the unfavorable rate variance for the first nine months of fiscal year 2007 was approximately $5,445,000, and was reduced by a management reserve of $1,300,000, for a net unfavorable variance of approximately $4,145,000. We recorded $300,000 and $1,000,000 of the management reserve during the second and third quarters of fiscal year 2007, respectively.

Accounts receivable and allowance for bad debt. Accounts receivable are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill incurred costs and a portion of our fees on a regular basis. Under fixed-price contracts, we bill contract costs on a milestone or unit-of-delivery basis. Unbilled amounts result from our recognition of contract revenue in advance of contractual billing or progress billing terms.

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

During the first nine months of fiscal year 2008 and fiscal year 2007, there was no material charge to bad debt expense.

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

We recorded a write-down of approximately $394,000 and $1,329,000 during the third quarter and first nine months of fiscal year 2008, respectively, to reflect the estimated market value of one inventoried product. These charges were included in contract costs in our statement of operations. Disposals associated with our raw material represent a minor amount, which is included in general and administrative expenses on the statement of operations, due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of inventory were not significant during the first nine months of fiscal years 2008 and 2007.

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

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first nine months of fiscal year 2008 or the full fiscal year of 2007.

Cash Equivalents and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our remaining securities are classified as available for sale and are carried at fair market value in short-term and long-term investments. At August 1, 2008, all of our short-term and long-term investments consisted of municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers.

Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term and long-term investments is determined based on market prices for the respective securities. Realized gains and losses on sales of available-for-sale securities were not material for the first nine months of fiscal year 2008 or fiscal year 2007.

The following tables summarize our cash, cash equivalents, short-term securities, and long-term securities (in thousands).

	———————————————— August 1, 2008 ————————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$6,601	$—	$—	$6,601
Available-for-sale securities:
Short-term tax exempt	34,453	40	—	34,493
Long-term tax exempt	11,703 ------------	28 ------------	(2) ------------	11,729 ------------
	$52,757 =======	$68 =======	($2) =======	$52,823 =======

	——————————————— October 31, 2007 ———————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$5,250	$—	$—	$5,250
Available-for-sale securities:
Short-term tax exempt	29,671	12	—	29,683
Long-term tax exempt	4,108 ------------	6 ------------	— ------------	4,114 ------------
	$39,029 =======	$18 =======	$— =======	$39,047 =======

The following table summarizes the effective maturities of our available-for-sale investments (in thousands).

	August 1, 2008	October 31, 2007
Due in one year or less	$34,493	$29,683
Due in one to two years	11,729 ------------	4,114 ------------
	$46,222 =======	$33,797 =======

Restricted Cash

We had restricted cash balances of approximately $586,000 and $562,000 at August 1, 2008, and at October 31, 2007, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $161,000 and $194,000 was included in prepaids and other current assets at August 1, 2008, and at October 31, 2007, respectively. Approximately $425,000 and $368,000 was included in other assets at August 1, 2008, and at October 31, 2007, respectively.

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

No indicators of impairment were identified at August 1, 2008.

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

No indicators of impairment were identified at August 1, 2008.

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

The per-share data is as follows (in thousands, except per-share amounts):

	——— Three Months Ended ———		——— Nine Months Ended ———
	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Numerator:
Net income	$1,965	$977	$5,468	$4,420
Denominator:
Shares used to compute net income per common share – basic	12,538	12,171	12,427	12,062
Effect of dilutive stock options and awards	203 ------------	210 ------------	189 ------------	221 ------------
Shares used to compute net income per common share – diluted	12,741 =======	12,381 =======	12,616 =======	12,283 =======

Net income per common share – basic	$0.16	$0.08	$0.44	$0.37
Net income per common share – diluted	$0.15	$0.08	$0.43	$0.36

We excluded approximately 882,000 and 926,000 potential common shares for the three-month and nine-month periods ended August 1, 2008, respectively, from the diluted net income per common share computation, as their effect would be antidilutive. For the same periods in fiscal year 2007, we excluded 1,023,000 and 964,000 potential common shares, respectively, from the diluted net income per common share computation for the same reason.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	——— Three Months Ended ———		——— Nine Months Ended ———
	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Net income	$1,965	$977	$5,468	$4,420
Unrealized gain (loss) on securities	3	3	48	(4)
Derivative gain (loss)	17 ------------	(4) ------------	(70) ------------	(6) ------------
Comprehensive income	$1,985 =======	$976 =======	$5,446 =======	$4,410 =======

The accumulated other comprehensive income balance as of August 1, 2008, was a gain of approximately $12,000, and as of October 31, 2007, was a gain of approximately $34,000.

Dividends

We have paid dividends at the rate of $0.50 per share per annum, payable quarterly, since fiscal year 2004. However, the dividend is subject to approval by the Board of Directors and is reviewed quarterly. Dividends were paid on February 15, 2008, May 16, 2008, and August 15, 2008, to shareholders of record at February 1, 2008, May 2, 2008, and August 1, 2008. We paid dividends of approximately $4,695,000 during the first nine months of fiscal year 2008 and approximately $ 4,529,000 during the first nine months of fiscal year 2007.

At August 1, 2008, and October 31, 2007, accrued dividends of approximately $1,594,000 and $1,549,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

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

Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four-month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective, May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. Consequently, there is no reset feature associated with the new offering periods. As a result of the modification to the ESPP, the December 1, 2006, offering period, originally scheduled to end on November 30, 2008, was the final twenty-four-month offering. On August 20, 2008, the Board of Directors increased the purchase price and eliminated the look-back provision for offering periods beginning on or after December 1, 2008. The purchase price for participants will be 95% of the fair market value on the date of purchase, and therefore, will be prospectively non-compensatory under the provisions of SFAS 123R. For offering periods beginning prior to December 1, 2008, we are required to recognized stock compensation expense in accordance with SFAS 123R. Our closing stock price on the November 30, 2007, ESPP purchase date was lower than the closing stock price on the December 1, 2006, offering date. Therefore, 361 participants were re-enrolled from the original twenty-four- month offering period ending on November 30, 2008, into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. This re-enrollment effectively canceled the final six-month purchase period of the original twenty-four-month offering. Therefore, the remaining unamortized compensation amount associated with this final purchase period, approximately $382,000, was immediately recognized on December 1, 2007. In addition, as a result of the modification, approximately $89,000 of incremental compensation cost was generated at December 1, 2007, of which we recognized $13,000 during the third quarter and $89,000 during the first nine months of fiscal year 2008.

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

In addition, we recorded additional stock based compensation expense during the third quarter of fiscal year 2008, associated with the acceleration of unvested stock options and restricted stock for our former Chief Executive Officer. For further information please see “ Note 9: Change in Management.”

As of August 1, 2008, there were a total of approximately 989,896 shares reserved for future issuance under the equity incentive and ESPP plans.

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

	—— Three Months Ended ——		—— Nine Months Ended ——
	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Contract costs	$557	$620	$2,242	$1,852
Research and development	41	46	153	155
General and administrative	633 ------------	367 ------------	1,642 ------------	1,248 ------------
Stock-based compensation expense before income taxes	$1,231	$1,033	$4,037	$3,255
Income taxes	(368) ------------	(223) ------------	(860) ------------	(682) ------------
Stock-based compensation expense after income taxes	$863	$810	$3,177	$2,573
Reduction to basic net income per share	$0.07	$0.07	$0.26	$0.21
Reduction to diluted net income per share	$0.07	$0.07	$0.25	$0.21

The fair value of offering periods for future purchases under the ESPP was estimated based on the Black-Scholes valuation model by using the following weighted average assumptions:

	——— Employee Stock Purchase Plan ———
	Nine Months Ended August 1, 2008	Nine Months Ended August 3, 2007
Risk-free interest rate	2.0%	4.6%
Expected life (years)	0.5	1.9
Expected volatility	39%	39%
Expected dividends	3.9%	2.5%
Weighted average fair value	$3.79	$5.59

Our determination of the grant date fair value of our ESPP using an option-pricing model and the resulting compensation expense that is recognized are affected by our stock price as well as assumptions regarding a number of variables. These factors include, but are not limited to, our expected stock price volatility, the projected life, the expected dividend yield, and the risk-free interest rate. Changes in the assumptions can materially affect the estimated fair value and the expense recognized. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the ESPP offering date. For our ESPP offering periods beginning prior to June 1, 2007, the expected life was based on the six-month purchase periods within each twenty-four-month offering period. Offering periods beginning after that date have a single six-month purchase period and we use an expected life of six months. Our computation of expected volatility reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price.

Stock-based compensation expense recognized in the consolidated statement of operations in the first nine months of fiscal years 2008 and 2007 reflects estimated forfeitures, which are based on historical option forfeitures.

The net cash proceeds associated with our ESPP were $3,195,000 for the nine-month period ended August 1, 2008, and $3,531,000 for the nine-month period ended August 3, 2007. Unrecognized compensation cost associated with our ESPP as of August 1, 2008, is approximately $305,000 and is expected to be recognized over a weighted average period of 0.33 years.

Stock option activity for the nine months ended August 1, 2008, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2007	1,409,724	$18.33
Grants	—
Exercised	(30,907)	$9.75
Forfeitures or expirations	(64,136)	$23.62
Outstanding at August 1, 2008	1,314,681	$18.28
Exercisable at August 1, 2008	1,075,576	$17.72

Net cash proceeds from the exercise of stock options were approximately $301,000 for the nine-month period ended August 1, 2008, and approximately $ 726,000 for the nine-month period ended August 3, 2007. Unrecognized compensation cost associated with unvested stock options as of August 1, 2008, is approximately $1,900,000, and is expected to be recognized over a weighted average period of 2.16 years.

The following table summarizes our restricted stock grant activity for the nine months ended August 1, 2008.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2007	163,266	$17.35
Grants	75,000	$14.79
Vested	(67,253)	$16.84
Forfeitures	(12,796)	$17.53
Nonvested at August 1, 2008	158,217	$16.07

The fair value of our restricted stock is based on our closing stock price on the date of grant. Our unrecognized compensation cost related to nonvested (restricted) stock is $2,067,000, and is expected to be recognized over a weighted average period of 3.44 years.

We realized an income tax deficiency from stock options exercised and restricted stock vested of approximately $59,000 during the first nine months of fiscal year 2008. We realized a tax benefit of approximately $55,000 during the same period of fiscal year 2007. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options and the vesting of restricted stock, if any, as financing cash flows rather than operating cash flows.

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

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in our fiscal year beginning November 1, 2009. We do not expect any impact on our financial statements as a result of adopting SFAS 141R.

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

Note 2: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	August 1, 2008	October 31, 2007
Raw materials	$810	$904
Work in process	6,876	4,597
Finished goods	565 ------------	443 ------------
	$8,251	$5,944

At August 1, 2008, the unfavorable indirect rate variance included in work in process was approximately $2,177,000. Approximately $1,180,000 of unanticipated severance costs, that we are paying to our former Chief Executive Officer, were not included in our target rates for general and administrative expenses. Therefore, these costs contributed to the unfavorable rate variance at August 1, 2008. Please see “Note 9: Change in Management” for further details.

Inventory activity included write-downs of work-in-process inventory of approximately $394,000 and $1,329,000, during the third quarter and first nine months of fiscal year 2008. Disposal activities were not significant during the first nine months of fiscal years 2008 and 2007.

Note 3: Goodwill and Intangible Assets

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first nine months of fiscal year 2008.

Intangible assets. Information on our identifiable intangible assets that are subject to amortization is presented in the table below (in thousands).

		——————————— August 1, 2008 ———————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	3 years	$1,720	($1,720)	$0
Existing technology	5 years	340	(210)	130
Patent	18 years	60 ------------	(10) ------------	50 ------------
Total		$2,120	($1,940)	$180

All of our acquired identifiable intangible assets are subject to amortization and have originally estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $113,000 and $436,000 for the third quarter and first nine months of fiscal year 2008, respectively, and $161,000 and $483,000, for the same periods in fiscal year 2007, respectively.

As of August 1, 2008, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
Remainder of 2008	18
2009	71
2010	49
2011–2023	42
Total	$180

The goodwill and identifiable intangible assets are related to our July 2005 acquisition of Dynamics Technology, Inc. (DTI).

Note 4: Borrowing Arrangements

Revolving line of credit. At August 1, 2008, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit was renewed on February 21, 2008, and it will expire on March 1, 2009.

At August 1, 2008, we had two standby letters of credit under the Line of Credit totaling approximately $1,371,000. One letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at August 1, 2008. The third letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at August 1, 2008. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,629,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (5% at August 1, 2008), and interest on those borrowings is payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (2.46% at August 1, 2008). Our Term Loan is for a seven-year term ending on July 1, 2012, with monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of August 1, 2008, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At August 1, 2008, the effective portion of the cash flow hedge was a deferred net loss of approximately $54,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $76,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of August 1, 2008.

Note 5: Contractual Obligations

The following table sets forth our contractual obligations, excluding interest payments on our debt, as of August 1, 2008, (in thousands).

	———————————————— Payments Due by Period ———————————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$37,954	$7,569	$14,271	$8,636	$7,478
Loan obligations – principal	5,595	1,429	2,857	1,309	—
Purchase obligations	6,078 ------------	6,078 ------------	— ------------	— ------------	— ------------
Total	$49,627 =======	$15,076 =======	$17,128 =======	$9,945 =======	$7,478 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2009 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first nine months of fiscal year 2008, approximately $998,000 of the cost for our leasehold improvements was funded by the landlord of our new facility in Torrance, California. This was determined to be a lease incentive. This lease incentive reduces our rent expense and will be amortized on a straight-line basis over the remaining period of our operating lease that ends in fiscal year 2015. This reduction to rent expense is generally equal to the increased amortization expense of the associated leasehold improvements.

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

Note 7: Provision for Income Taxes

We adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48) effective November 1, 2007. FIN 48 describes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether it is more likely than not that a tax position accounted for under SFAS 109 will be sustained upon examination. The second step is to measure and recognize the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We determined that there were no unrecognized tax benefits to be recorded upon adoption of FIN 48.

During the third quarter of fiscal year 2008, we recorded an unrecognized tax benefit of approximately $128,000 and a corresponding increase to income tax expense of $117,000. The filing of our federal and state income tax returns in the current quarter resulted in a prior year true-up and the corresponding unrecognized tax benefit. We do not expect the amount of unrecognized tax benefits to change materially in the next twelve months.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements. The amount of net interest recognized during the nine months ended August 1, 2008, and August 3, 2007, was not material. No penalties were recorded in those periods.

In general, our income tax returns are subject to examination by U.S. federal and state tax authorities for fiscal years 2004 and forward.

Our provision for income taxes for the third quarter and first nine months of fiscal year 2008 was approximately $1,411,000 and $3,503,000, respectively, with an estimated annual effective tax rate of 45.9%. We reduced our income tax expense by approximately $616,000 during the first nine months of fiscal year 2008. This reduction included the filing of an Application for Change in Accounting Method with the Internal Revenue Service (IRS) under the automatic-consent provisions, during the second quarter of fiscal year 2008. Based upon the change in method filed with the IRS, we re-measured our deferred tax asset balance related to the determination of tax basis depreciation on certain property and equipment assets as of October 31, 2006. This led to a tax benefit of approximately $333,000, which was recorded as a discrete item during the second quarter of fiscal year 2008. During the third quarter of fiscal year 2008, we recorded additional discrete tax benefit items, which led to a net reduction to income tax expense of approximately $176,000. These additional discrete items included a reduction to income tax expense of approximately $303,000, associated with research and development credits; offset by an increase to tax expense of approximately $108,000 associated with a reduction to tax-exempt interest taken on our income tax returns for fiscal year 2007.

Our provision for income taxes for the third quarter and first nine months of fiscal year 2007 was approximately $ 835,000 and $ 3,273,000, respectively, representing an estimated annual effective tax rate of 45.0%. During the same period of fiscal year 2007, we recorded a reduction to income tax expense for discrete items of approximately $183,000, primarily associated with the benefit of our research and development tax refund from the state of California.

Note 8: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the third quarter and first nine months of fiscal year 2008 were approximately $44,000 and $157,000, respectively. For the same periods of fiscal year 2007 warranty costs were approximately $60,000 and $206,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of August 1, 2008, or October 31, 2007.

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

On August 12, 2008, a purported shareholder derivative action was filed in the Superior Court, State of California. Shoemaker v. Devine et al., No. 1:08-CV-119810. It is brought on purported behalf of the Company, against current and former members of the Board of Directors, our Chief Financial Officer, and our former Chief Executive Officer, asserting that these individuals breached their fiduciary duties, based on essentially the same allegations as the class action case. No damages are specified. As the case is brought on purported behalf of the Company, there is no possible loss that might be incurred as a result of this proceeding.

Note 9: Change in Management

During the second quarter of fiscal year 2008, Mr. Gary L. Yancey, our former Chairman and Chief Executive Officer, resigned as an executive officer and as a member of the Board of Directors. His final date of employment with us was May 30, 2008. Upon Mr. Yancey’s resignation, Mr. John P. Devine, a director since 1995, was named non-executive Chairman of the Board of Directors and Mr. William Van Vleet III, our Chief Operating Officer, was appointed as Acting Chief Executive Officer. In connection with his departure, on May 23, 2008, we entered into a Severance Agreement and General Release of Claims with Mr. Yancey, under which, we are providing to Mr. Yancey certain separation benefits. These benefits are payable to Mr. Yancey pursuant to his participation in the Company’s Executive Retention and Severance Plan of August 19, 2004, and as a result of which, we are paying to Mr. Yancey in monthly installments an amount equal to 24 months of his base salary and 100% of his annual bonus. The bonus was determined as the aggregate amount that would be earned by him during fiscal year 2008 if all applicable performance goals were achieved. We will also continue health and other similar benefits until Mr. Yancey reaches age 65.

As a result, we recognized accrued severance of approximately $1,180,000 during the second quarter of fiscal year 2008. In addition, management believes that severance expense is recoverable through our indirect rates, and therefore, we increased our indirect rate variance included in inventory by approximately $1,180,000.

In addition, all outstanding but unvested options to purchase Company common stock and all unvested restricted stock awards held by Mr. Yancey vested in full as of May 30, 2008. We also extended the period of exercisability of any vested stock options held by Mr. Yancey to two years from the date of termination of employment or expiration of the individual option grant, whichever occurs first. We recognized stock-based compensation expense of approximately $304,000 during the third quarter of fiscal year 2008, associated with the modifications to Mr. Yancey’s equity awards.

On August 20, 2008, Mr. Van Vleet was appointed as President, Chief Executive Officer, and a Class I member of the Board of Directors.

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

Description of Business

Applied Signal Technology, Inc. (AST) provides advanced intelligence, surveillance, and reconnaissance (ISR) products, systems, and services to enhance global security. We provide domain knowledge in the areas of signals intelligence (SIGINT), including communications intelligence (COMINT) and electronic intelligence (ELINT), and measurements and signatures intelligence (MASINT) through the use of sonar, radar, magnetic, and chemical sensors to detect changes in the environment. We specialize in the collection, processing, and understanding of signals for ISR missions with low size, weight, and power configurations to enable increased deployment on unmanned platforms. We develop and manufacture sophisticated receivers and digital signal processing equipment that use advanced software.

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

ELINT derives intelligence from signals associated with weapons systems. Our ELINT solutions are directed toward the development of equipment for the collection and processing of weapons systems signals. This equipment will be able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. The equipment will also analyze the command and control signals associated with these weapons systems to provide information about battlefield readiness. Our ELINT offering is new and to date we have derived no revenue from the sale of ELINT products or services.

Sensor signature processing observes changes in the environment that can provide an indication of activities of concern to global security. Sensor signatures addressed by AST include the use of sound, such as in sonar or radar, to detect mines or submarines; detection of chemicals to expose explosive devices; and detection of magnetic materials that might indicate the presence of buried mines or an underground weapons facility. Our sensor processing equipment provides automatic detection and classification of threatening objects in both marine and terrestrial environments.

Our primary customers are the United States Government and industry prime contractors for the United States Government.

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

As a supplier to the United States Government, we are required to comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. Among the causes for the suspension are violations of various statutes, including those related to procurement integrity, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. The government audits and investigations can take several years to complete. Depending on the results of these audits and investigations, the government may make claims against us or take exception to certain costs we determined to be recoverable. In the period management determines recoverability is not likely, operating income would be reduced.

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

We recognize contract revenues and profits on cost-reimbursement contracts by applying an estimated fee rate to all incurred costs on an individual contract basis. Fee calculations are based on either negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned. On cost-reimbursement contracts, we may bear unexpected cost increases for purposes of maintaining customer relationships. Historically, the effect on operating results and financial position from cost-reimbursement losses has been minimal.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting date. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ended August 1, 2008, and October 31, 2007, were approximately $1,245,000 and $4,465,000, respectively. Approximately $4,012,000 of the October 31, 2007, balance was recognized as revenue during the first nine months of fiscal year 2008.

We have one licensing agreement for which we accrue royalties upon sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Our royalties contributed approximately $1,253,000 and $3,764,000 to revenues and operating income during the third quarter and first nine months of fiscal year 2008, respectively. Our royalties contributed approximately $336,000 and $955,000 to revenues and operating income during the third quarter and first nine months of fiscal year 2007, respectively.

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

At August 1, 2008, the unfavorable inventoried indirect variance was approximately $2,177,000. Approximately $1,180,000 of unanticipated severance costs, that we are paying to our former Chief Executive Officer, were not included in our target rates for general and administrative expenses. Therefore, these costs contributed to the unfavorable rate variance at August 1, 2008. Please see “Note 9: Change in Management” for further details. At August 3, 2007, the unfavorable rate variance for the first nine months of fiscal year 2007 was approximately $5,445,000, and was reduced by a management reserve of $1,300,000, for a net unfavorable variance of approximately $4,145,000. We recorded $300,000 and $1,000,000 of the management reserve during the second and third quarters of fiscal year 2007, respectively.

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

During the first nine months of fiscal year 2008 and fiscal year 2007, there was no material charge to bad debt expense.

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

We recorded a write-down of approximately $394,000 and $1,329,000 during the third quarter and first nine months of fiscal year 2008, respectively, to reflect the estimated market value of one inventoried product; these charges were included in contract costs in our statement of operations. Disposals associated with our raw materials represent a minor amount and are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D.

Disposal activities were not significant during the first nine months of fiscal years 2008 and 2007.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first nine months of fiscal years 2008 and 2007, we did not incur any price redeterminations on any of our contracts.

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

No indicators of impairment were identified at August 1, 2008.

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

No indicators of impairment were identified at August 1, 2008.

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

We have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. Consequently, there is no reset feature associated with the new offering periods. As a result of the modification to the ESPP, the December 1, 2006 offering period, ending on November 30, 2008, was the final twenty-four month offering. On August 20, 2008, the Board of Directors increased the purchase price and eliminated the look-back provision for offering periods beginning on or after December 1, 2008. The purchase price for participants will be 95% of the fair market value on the date of purchase, and therefore, will be prospectively non-compensatory under the provisions of SFAS 123R. For offering periods beginning prior to December 1, 2008, we are required to recognized stock compensation expense in accordance with SFAS 123R.

Our closing stock price on the November 30, 2007, ESPP purchase date was lower than the closing stock price on the December 1, 2006, offering date. Therefore, 361 participants were re-enrolled from the original twenty-four-month offering period ending on November 30, 2008, into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. This re-enrollment effectively canceled the final six-month purchase period of the original twenty-four-month offering. Therefore, the remaining unamortized compensation amount associated with this final purchase period, approximately $382,000, was immediately recognized on December 1, 2007. In addition, as a result of the modification, approximately $89,000 of incremental compensation expense was generated at December 1, 2007, of which we recognized $13,000 during the third quarter and $89,000 during the first nine months of fiscal year 2008.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock, and ESPP activity included in our condensed consolidated statements of operations (in thousands, except share data).

	——— Three Months Ended ———		——— Nine Months Ended ———
	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Contract costs	$557	$620	$2,242	1,852
Research and development	41	46	153	155
General and administrative	633 ------------	367 ------------	1,642 ------------	1,248 ------------
Stock-based compensation expense before income taxes	$1,231	$1,033	$4,037	$3,255
Income taxes	(368) ------------	(223) ------------	(860) ------------	(682) ------------
Stock-based compensation expense after income taxes	$863	$810	$3,177	$2,573
Reduction to basic net income per share	$0.07	$0.07	$0.26	$0.21
Reduction to diluted net income per share	$0.07	$0.07	$0.25	$0.21

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

We continue to focus our operations on assuring program performance, meeting staffing requirements, maintaining a competitive cost structure, and diversifying our marketplace. Our customers continue to come to us with new requirements for ISR solutions, weighted heavily toward new developments. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through the remainder of fiscal year 2008.

During the second quarter of fiscal year 2008, Mr. Gary L. Yancey, our former Chairman and Chief Executive Officer, resigned as an executive officer and as a member of the Board of Directors. His final date of employment with us was May 30, 2008. Upon Mr. Yancey’s resignation, Mr. John P. Devine, a director since 1995, was named non-executive Chairman of the Board of Directors and Mr. William Van Vleet III, our Chief Operating Officer, was appointed as Acting Chief Executive Officer. In connection with his departure, on May 23, 2008, we entered into a Severance Agreement and General Release of Claims with Mr. Yancey, under which, we are providing to Mr. Yancey certain separation benefits. These benefits are payable to Mr. Yancey pursuant to his participation in the Company’s Executive Retention and Severance Plan of August 19, 2004, and as a result of which, we are paying to Mr. Yancey in monthly installments an amount equal to 24 months of his base salary and 100% of his annual bonus. The bonus was determined as the aggregate amount that would be earned by him during fiscal year 2008 if all applicable performance goals were achieved. We will also continue health and other similar benefits until Mr. Yancey reaches age 65.

As a result, we recognized accrued severance of approximately $1,180,000 during the second quarter of fiscal year 2008. In addition, management believes that severance expense is recoverable through our indirect rates, and therefore we increased our indirect rate variance included in inventory by approximately $1,180,000.

In addition, all outstanding but unvested options to purchase Company common stock and all unvested restricted stock awards held by Mr. Yancey vested in full as of May 30, 2008. We also extended the period of exercisability of any vested stock options held by Mr. Yancey to two years from the date of termination of employment or expiration of the individual option grant, whichever occurs first. We recognized stock-based compensation expense of approximately $304,000 during the third quarter of fiscal year 2008, associated with the modifications to Mr. Yancey’s equity awards.

On August 20, 2008, Mr. Van Vleet was appointed as President, Chief Executive Officer, and a Class I member of the Board of Directors.

Three and Nine Months Ended August 1, 2008, Compared to Three Months and Nine Months Ended August 3, 2007

Revenues and backlog. Revenues for the third quarter of fiscal year 2008 were approximately $49,948,000, a 26.3% increase from revenues of approximately $ 39,542,000 recorded in the third quarter of fiscal year 2007. Revenues for the first nine months of fiscal year 2008 were approximately $137,957,000, an 11.1% increase from revenues of approximately $124,140,000 recognized during the same period of fiscal year 2007. Revenues generated by our development programs increased by approximately $7,076,000 and $15,845,000 during the third quarter and first nine months of fiscal year 2008, respectively, compared to the same periods in fiscal year 2007. This increase included revenues recognized from pre-contract costs of approximately $1,912,000 and $4,012,000 during the third quarter and first nine months of fiscal year 2008, respectively.

Product sales increased by approximately $2,413,000 during the third quarter of fiscal year 2008, and decreased by approximately $4,836,000 during first nine months of fiscal year 2008, compared to the same periods of fiscal year 2007.

We have one licensing agreement for which we accrue royalties upon sales of our licensed product by a third-party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. We recorded royalty income of approximately $1,253,000 during the third quarter of fiscal year 2008, compared to approximately $336,000 during the same period of fiscal year 2007. Royalty income for the first nine months of fiscal year 2008 was approximately $3,764,000, compared to approximately $955,000 during the same period of fiscal year 2007.

New orders received during the third quarter of fiscal year 2008 were approximately $70,275,000, a decrease of 5.1% from approximately $ 74,081,000 in new orders received during the same period of fiscal year 2007. New orders received during the first nine months of fiscal year 2008 were approximately $ 145,314,000, a decrease of 3.7% from approximately $ 150,861,000 in new orders received during the same period of fiscal year 2007. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At August 1, 2008, ending backlog was approximately $133,333,000, representing a 5.2% increase from ending backlog of approximately $126,708,000 at October 31, 2007. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. We recently received a termination for the convenience of the government related to several delivery orders. New orders and backlog are expected to be reduced by approximately $2 to $4 million when we complete settlement of the terminated efforts.

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

The following table represents our revenue concentration during the respective periods by contract type.

	——— Three Months Ended ———		——— Nine Months Ended ———
	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Cost-reimbursement contracts	68%	71%	70%	73%
Fixed-price contracts	14%	10%	11%	14%
Time-and-materials contracts	18%	19%	18%	13%

Five contracts represented an aggregate of 62% and 60% of revenues for the respective three-month and nine-month periods ended August 1, 2008. Three of these contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts. Under the terms of this type of contract, the government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations. Six contracts represented an aggregate of 56% and 57% of revenues for the respective three-month and nine-month periods ended August 3, 2007. Four of these contracts were IDIQ contracts. In addition, one of the five contracts in each of fiscal years 2008 and 2007 was a time-and-materials contract, which significantly increased the revenue concentration of time-and-materials contracts during fiscal year 2008 and 2007. All of the other contracts referenced were cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $34,572,000, or 69.2 % of revenues, for the third quarter of fiscal year 2008 compared to approximately $27,062,000, or 68.4% of revenues, for the same period of fiscal year 2007. Contract costs were approximately $95,435,000, or 69.2% of revenues, for the first nine months of fiscal year 2008 compared to approximately $ 84,505,000, or 68.1% of revenues, for the same period of fiscal year 2007. Contract costs increased in absolute dollars and as a percentage of revenues during the third quarter and first nine months of fiscal year of fiscal year 2008 compared to the same periods of fiscal year 2007 primarily due to increased activity with development programs. In addition, we recorded an inventory write-down during the second and third quarters of fiscal year 2008, which increased contract costs by approximately $394,000 and $1,329,000 for the third quarter and first nine months of fiscal year 2008, respectively.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded by us from operations. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,953,000, or 7.9 % of revenues, for the third quarter of fiscal year 2008 compared to approximately $3,756,000, or 9.5% of revenues, for the same period of fiscal year 2007. During the first nine months of fiscal year 2008, R&D expenses were approximately $10,486,000, or 7.6% of revenues, compared to approximately $ 10,751,000, or 8.7% of revenues, during the first nine months of 2007. R&D expenses decreased in absolute dollars and as a percentage of revenues during the first nine months of fiscal year 2008 primarily due to directing our efforts toward meeting our contractual obligations.

General and administrative (G&A). General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record G&A expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. G&A expenses were approximately $8,205,000, or 16.4 % of revenues, for the third quarter of fiscal year 2008, compared to approximately $ 7,101,000, or 18.0% of revenues, for the same period of fiscal year 2007. During the first nine months of fiscal year 2008, G&A expenses were approximately $23,603,000, or 17.1 % of revenues, compared to approximately $ 21,645,000, or 17.4% of revenues, during the first nine months of 2007. G&A expenses increased in absolute dollars during the first nine months of fiscal year 2008 primarily due to the applied target G&A rate on an increased contract base.

Interest income and other, net. Net interest income for the third quarter of fiscal year 2008 was approximately $285,000, representing an immaterial difference to net interest income of approximately $347,000 for the third quarter of fiscal year 2007. Interest income recognized during the first nine months of fiscal year 2008 was approximately $950,000 compared to interest income of approximately $ 969,000 during the first nine months of 2007.

Interest expense. Interest expense for the third quarter of fiscal year 2008 was approximately $127,000 compared to approximately $158,000 of interest expense in the third quarter of fiscal year 2007. Interest expense incurred during the first nine months of fiscal year 2008 was approximately $412,000 compared to interest expense of approximately $ 515,000 during the first nine months of fiscal year 2007. Interest expense decreased during the third quarter and first nine months of fiscal year 2008 primarily due to the reduction of the balance of our Term Loan with Wells Fargo.

Provision for income taxes. Our provision for income taxes for the third quarter and first nine months of fiscal year 2008 was approximately $1,411,000 and $3,503,000, respectively, representing an estimated 45.9% annual effective tax rate. Our provision for income taxes for the third quarter and first nine months of fiscal year 2007 was approximately $835,000 and $3,273,000, respectively, representing an estimated 45% annual effective tax rate. The difference in our estimated annual effective tax rate at August 1, 2008, from our effective tax rate at August 3, 2007, was primarily due to a projected decrease in our tax-exempt interest.

During the first nine months of fiscal year 2008, we reduced our income tax expense by approximately $616,000. This reduction included the filing of an Application for Change in Accounting Method with the Internal Revenue Service (IRS) under the automatic-consent provisions, during the second quarter of fiscal year 2008. Based upon the change in method filed with the IRS, we re-measured our deferred tax asset balance related to the determination of tax basis depreciation on certain property and equipment assets as of October 31, 2006. This led to a tax benefit of approximately $333,000, which was recorded as a discrete item during the second quarter of fiscal year 2008. During the third quarter of fiscal year 2008, we recorded additional discrete tax benefit items, which led to a net reduction to income tax expense of approximately $176,000. These additional discrete items included a reduction to income tax expense of approximately $303,000, associated with research and development credits; offset by an increase to tax expense of approximately $108,000 associated with a reduction to tax-exempt interest taken on our income tax returns for fiscal year 2007. During the first nine months of fiscal year 2007, we recorded a reduction to income tax expense for discrete items of approximately $183,000, primarily associated with the benefit of our research and development tax refund from the state of California.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first nine months of fiscal year 2008 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP. We have reduced option grants in favor of restricted stock awards and have modified our ESPP. We are unable to estimate the impact on liquidity, associated with the issuance of common stock, on future periods.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $19,695,000 and $6,376,000 during the first nine months of fiscal years 2008 and 2007, respectively. Net income for the first nine months of fiscal year 2008 was approximately $5,468,000 compared to net income of approximately $4,420,000 for the comparable period of fiscal year 2007.

Accounts receivable balances decreased during the first nine months of fiscal year 2008 by approximately $2,189,000 and by approximately $ 1,404,000 during the same period in fiscal year 2007. During the first nine months of fiscal year 2008, we generated revenues of approximately $137,957,000 and collected approximately $140,146,000. During the first nine months of fiscal year 2007, we generated revenues of approximately $124,140,000 and collected approximately $125,544,000.

Inventory, prepaid expenses, and other assets increased during the first nine months of fiscal year 2008 by approximately $1,741,000 and by approximately $3,537,000 during the same period of fiscal year 2007. Inventory balances increased by approximately $2,307,000 during the first nine months of fiscal year 2008. The increase in inventory included an increase to the indirect rate variance of approximately $2,177,000, an increase to work-in-process inventory of approximately $1,431,000, and a reduction due to an inventory write-down of approximately $1,329,000. During the first nine months of fiscal year 2008, precontract costs decreased other current assets by approximately $3,220,000, while prepaid expenses increased other current assets by approximately $1,831,000. During the first nine months of fiscal year 2007, precontract costs decreased other current assets by approximately $3,137,000, the indirect rate variance included in inventory increased by approximately $4,145,000, and work-in-process inventory increased by approximately $2,109,000.

During the first nine months of fiscal year 2008, we received a payment of approximately $877,000 for lease incentives associated with our facility in Torrance, California.

Accounts payable, taxes payable, accrued payroll liabilities, and other accrued liabilities balances increased by approximately $3,502,000 during the first nine months of fiscal year 2008 and decreased by approximately $3,326,000 during the first nine months of fiscal year 2007. The increase during the first nine months of fiscal year 2008 included accrued severance for our former Chief Executive Officer of approximately $1,135,000. In addition, accounts payable and other accrued liabilities increased by approximately $1,998,000 during the first nine months of fiscal year 2008.

During the same period in fiscal year 2007, accounts payable and other accrued liabilities balances decreased by approximately $2,366,000, primarily due to decreased outstanding procurements, and accrued payroll liabilities decreased by approximately $960,000.

Net cash from investing activities. Investing activities used cash of approximately $15,701,000 during the first nine months of fiscal year 2008. During the same period of fiscal year 2007, investing activities used cash of approximately $2,636,000. During the first nine months of fiscal year 2008, we purchased approximately $80,236,000 of investment securities and approximately $67,565,000 matured. During the same period of fiscal year 2007, we purchased approximately $56,902,000 of investment securities and approximately $55,790,000 matured.

Net cash from financing activities. Financing activities used cash of approximately $2,643,000 during the first nine months of fiscal year 2008 and used cash of approximately $1,468,000 during the same period in fiscal year 2007. The difference in financing activities between the first nine months of fiscal years 2008 and 2007 is due to a decrease in the amount of proceeds from our employee stock purchase plan and fewer option exercises during the first nine months of fiscal year 2008. In addition, we paid dividends of approximately $4,695,000 and $4,529,000 during the first nine months of fiscal years 2008 and 2007, respectively.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. At August 1, 2008, we held in our investment portfolio approximately $46,222,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers.

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

Borrowing Arrangements

Revolving line of credit. At August 1, 2008, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit was renewed on February 21, 2008, and it will expire on March 1, 2009.

At August 1, 2008, we had two standby letters of credit under the Line of Credit totaling approximately $1,371,000. One letter of credit, related to our Sunnyvale, California facilities lease, had a committed balance of approximately $1,221,000 at August 1, 2008. The third letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at August 1, 2008. We do not pay interest on the amount associated with the standby letters of credit.

As a result of the committed but unused funds associated the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,629,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (5% at August 1, 2008), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (2.46% at August 1, 2008). Our Term Loan is for a seven-year term ending on July 1, 2012, with monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of August 1, 2008, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At August 1, 2008, the effective portion of the cash flow hedge was a deferred net loss of approximately $54,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $76,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of August 1, 2008.

Contractual Obligations

The following table sets forth our contractual obligations as of August 1, 2008, (in thousands).

	———————————————— Payments Due by Period ———————————————
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$37,954	$7,569	$14,271	$8,636	$7,478
Loan obligations – principal	5,595	1,429	2,857	1,309	0
Loan obligations – interest	691	306	344	41	0
Purchase obligations	6,078 ------------	6,078 ------------	0 ------------	0 ------------	0 ------------
Total	$50,318 =======	$15,382 =======	$17,472 =======	$9,986 =======	$7,478 =======

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

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. We do not expect any impact on our financial statements as a result of adopting SFAS 141R.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At August 1, 2008, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers. Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 160 days as of August 1, 2008. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk associated with the current credit environment. As of August 1, 2008, our total cash and investments balance that was sensitive to interest rate risk was approximately $ 52,823,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $217,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	August 1, 2008	October 31, 2007
Cash and cash equivalents	$6,601	$5,250
Available-for-sale securities:
Short-term tax exempt	34,493	29,683
Long-term tax exempt	11,729 ------------	4,114 ------------
	$52,823 =======	$39,047 =======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (2.46% at August 1, 2008).

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter ended August 1, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 12, 2008, a purported shareholder derivative action was filed in the Superior Court, State of California. Shoemaker v. Devine et al., No. 1:08-CV-119810. It is brought on purported behalf of the Company, against current and former members of the Board of Directors, our Chief Financial Officer, and our former Chief Executive Officer, asserting that these individuals breached their fiduciary duties, based on essentially the same allegations as the class action case. No damages are specified. As the case is brought on purported behalf of the Company, there is no possible loss that might be incurred as a result of this proceeding.

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and the related notes.

We may not be successful in our expansion of our products and markets, and may not realize the benefits of our investments in these new markets. Over the last several years, we have made investments in other areas complementary to our historic COMINT offerings. As a result of these investments, including our acquisition of Dynamics Technology, Inc. (DTI) in July 2005, and our research and development into the ELINT market, we have expanded our product offerings, approached new customers, and entered into new markets for advanced digital signal processing products, systems, and services in support of intelligence, surveillance, and reconnaissance (ISR) for global security. Our operations during fiscal year 2008 have been, and are expected to continue to be, substantially influenced by the operations of the businesses we acquired from DTI as well as from our continued investment in products and markets complementary to our existing and new businesses. Our entry into new markets, and introduction of new products, subject us to a number of risks and uncertainties, including the following:

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
  As a result of the acquisition of DTI, we incurred debt in the amount of $10 million, of which $5.6 million remains outstanding as of August 1, 2008. Our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.
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

Our backlog as of August 1, 2008, was approximately $133.3 million, and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. We recently received a termination for the convenience of the government related to several delivery orders. New orders and backlog are expected to be reduced by approximately $2 to $4 million when we complete settlement of the terminated efforts. We received no such terminations in fiscal year 2007.

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

We have been named as a party to securities class action and derivative action lawsuits, which may require significant management time and attention and legal expense, and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Applied Signal and one officer and one former officer have been named in a purported securities class action complaint filed in the United States District Court, Northern District of California in In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our securities during a class period of August 24, 2004, through February 22, 2005. The complaint alleges that false and misleading statements regarding us were issued during the class period. In addition, we have been named as a nominal defendant in a purported shareholder derivative action filed in the Superior Court, State of California as Shoemaker v. Devine et al., No. 1:08-CV-119810. It is brought on purported behalf of the Company, against current and former members of the Board of Directors, our Chief Financial Officer, and our former Chief Executive Officer, asserting that these individuals breached their fiduciary duties, based on essentially the same allegations as the class action case. We cannot predict whether these actions are likely to result in any material recovery by or expense to AST, and any future unfavorable outcome of either of these proceedings could have an adverse impact on our business, financial condition, and results of operation. At this time, we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of either of these proceedings. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows.

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

The United States Government has rights to our technology that limits our intellectual property rights. Although we seek to protect the competitive benefits we derive from our patents, proprietary information, and other intellectual property, we do not have the right to prohibit the United States Government from using certain technologies developed or acquired by us or to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the United States Government. The United States Government has the right to royalty-free use of technologies that we have developed under United States Government contracts. We may commercially exploit those government-funded technologies and may assert our intellectual property rights against other non-government users of technology developed by us, but we may not be successful in our efforts to do so.

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

Applied Signal Technology, Inc. /James E. Doyle/ -------------------------------------------------------------	September 8, 2008 ----------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

Exhibit Number	Description of Document
3.1	Third Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.62	Third Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Applied Signal Technology, Inc., dated July 25, 2008
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002