Form 10-K
period 2008-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2009-01-12
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 2008

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
460 West California Ave., Sunnyvale, CA 94086 (Address of principal executive offices)
(408) 749-1888 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, without par value; Nasdaq Global Select Market.
Securities registered pursuant to Section 12(g) of the Act: none.
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	✓ Accelerated filer	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes	✓ No
Aggregate market value of the voting common stock held by non-affiliates of the registrant:

Common stock, without par value – $167,943,317 as of May 2, 2008, based on the closing price on such date for the registrant’s common stock reported by the NASDAQ Global Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of registrant’s common stock outstanding:
Common stock, without par value – 12,822,323 shares as of October 31, 2008.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part II, Item 5, and Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Shareholders to be held on March 18, 2009.

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

Description of the Business

Applied Signal Technology, Inc. (AST) is a leading provider of advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. We provide domain knowledge in the areas of signals intelligence (SIGINT) and sensor signature processing. Our SIGINT competencies include communications intelligence (COMINT) focusing on broadband and tactical wireless networks, and electronic intelligence (ELINT).Our sensor signature expertise includes processing information from electro-optic, sonar, radar, magnetic, and chemical sensors to detect changes in the environment and provide real-time alerts of potential threats. We specialize in the collection, processing, and understanding of signals for ISR missions with low size, weight, and power configurations to enable increased deployment on unmanned platforms. We develop and manufacture sophisticated sensors and digital signal processing equipment that use advanced software. Our primary customers are the United States Government and defense industry prime contractors for the United States Government.

Our sophisticated products, systems, and services help resolve our customers’ most critical national security and signal collection issues. We provide advanced ISR solutions that allow our nation to prepare for, prevent, evaluate, and respond to foreign and domestic threats. Our specific capabilities include:

  Tactical COMINT. Our tactical COMINT solutions include deployment of ground-based and airborne payloads for the detection, identification, location, and tracking of mobile communications and weapon systems. The AST product portfolio includes man-portable, airborne, remote/unattended, and system-level solutions for both strategic and tactical missions. Our systems are wideband digital systems that utilize signal processing technology to deliver superior performance against conventional and modern signals, even in the most challenging signal environments.
  Electronic Warfare (EW). Our EW solutions detect, identify, and counter adversary weapon and sensor systems by collecting signals from electronic emitters. We have developed a suite of ELINT and electronic support measures (ESM) to derive intelligence from signals associated with weapons systems. This equipment is able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. Our ELINT offering is new, and to date, we have derived a small amount of revenue from the sale of products.
  Broadband Network Communications. Our broadband communication network monitoring systems automatically scan and process tens of thousands of modern communications signals and produce actionable intelligence. These complex systems locate signals-of-interest and provide the analysis and visualization tools necessary to produce meaningful results in time to make a difference. We are developing a suite of high capacity network monitoring products to protect against the threat of cyber attacks. We also provide bandwidth compression technology to maximize performance for satellite communications.
  Sensor Surveillance. Our specialized sensors and signature processing observes changes in the environment that can provide an indication of activities of concern to global security. Sensor signatures addressed by AST include the use of sound, such as in sonar or radar, to detect mines or submarines; detection of chemicals to expose explosive devices; and detection of magnetic materials that might indicate the presence of buried mines or underground weapons facilities. Our sensor processing equipment provides automatic detection and classification of threatening objects in both marine and terrestrial environments.
  Mission Planning and Support. We provide software-based management systems that provide the tasking and planning of deployed sensors and collection systems to conduct operations, training, and sustainment. We also provide mission management of deployed systems.
  Professional Services. We perform high-end engineering services for government product development and operationally deployed systems. Examples of these services: evaluation of current performance, engineering improvements for performance enhancement, evaluation of signals being processed to develop system operation techniques that can improve the intelligence gathering, and customer training in the use of our standard products. Our services are typically offered on a time and materials basis. The prices of our services may vary based upon the skill level of technical talent required by our customers.

For fiscal year 2008, 65% of our revenues were from contracts for which we were the prime contractor, 69% of our revenues were from cost-reimbursable contracts, and 76% of our revenues were from sole-source contracts. Substantially all of our revenues are from contracts with the United States Government or prime contractors to the United States Government.

We are incorporated in California. Our headquarters are located at 460 West California Ave., Sunnyvale, CA, 94086, and our telephone number at that address is (408) 749-1888. Our website address is www.appsig.com. The information posted on our website is not incorporated into this annual report. However, investors can obtain a copy of this annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the SEC, as well as a copy of our Code of Ethics, on our website free of charge. These filings are also available on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Business Strategies

Our objective is to grow our business as a leading provider of state-of-the-art ISR products, systems, and services. To do so, we anticipate the needs of the global security marketplace and invest in research and development to introduce new capabilities. In some cases, our solution is to develop equipment or services that apply emerging technologies. In other cases, our solution is to develop equipment that offers smaller size, lower power consumption, and lower cost than competitor’s products. Our strategy to accomplish these objectives focuses on three major elements: solidifying our leadership in signal processing, improving our competitiveness, and expanding the business in our core ISR market.

Solidify our leadership position in signal processing with established customers by:

  Expanding our core competency in signal processing. Since inception, we have focused our attention on developing signal processing equipment and services. We believe that there have been, and will continue to be, opportunities to develop specialized signal processing equipment and services to satisfy emerging technological requirements. We work closely with industry computing technology leaders to develop custom and off-the-shelf solutions by using in-house software to create new products and systems to address emerging global security needs.
  Anticipating marketplace needs. We devote significant resources in order to anticipate future global security needs. We monitor technological and commercial advances in communications and sensors as well as trends in terrorist activities to identify potential solutions for our customers. We obtain information about marketplace needs through frequent contact with technical and contracting officials of pertinent government agencies within the intelligence community.
  Investing in research and development. We invest in research and development (R&D) that we believe will enable us to develop equipment and services that will satisfy the future global security needs of our customers before our competitors. An important aspect of our R&D efforts is the understanding of information sources that could enhance global security in order to anticipate the future needs of our customers. Not only does this allow us to direct R&D engineering efforts to produce solutions promptly once a customer expresses a requirement, but it often allows us to educate the customer about potential requirements and simultaneously present a conceptual solution to those requirements.

Improve our competitiveness by:

  Reducing internal costs. When technical difficulty and specialized solutions determine the customer’s need, our technological capabilities often provides the basis for sole-source awards. We believe that we may have additional customer opportunities where we need to be more focused on product and system cost. We are implementing a broad initiative to reduce our indirect costs through organizational consolidation, administrative cost reduction, improving the utilization of our facilities, and reevaluating our cumulative benefits costs. This initiative began in 2008 and was a contributory factor in completing the year within our original rate projections.
  Implementing a new, multi-rate strategy. Historically, we have had success in capturing sole-source product development efforts. We intend to seek additional business opportunities as a specialized system integrator and in providing engineering services, in order to enhance our competitiveness in these markets. In fiscal year 2009, we have commenced implementation of a new multiple rate structure.
  Attract and develop a highly skilled workforce. Our success depends on the continued contributions of our engineers, scientists, and managers. We intend to continue to hire and develop the highly skilled professionals needed for our work. We seek to recruit exceptional recent college graduates and former key personnel from the defense and intelligence communities. We believe we can continue to attract, develop, and retain employees by offering competitive compensation and benefits, challenging assignments, and opportunities for career growth.

Expand the business in our core ISR market by:

  Developing flexible products. We believe a combination of our highly skilled staff and leading-edge technology offers opportunities into new programs and markets. We develop products that can be used as originally designed or, with modest customization, tailored to satisfy the needs of new customers. We use prior product development efforts to offer customers cost-effective solutions with a shortened time to market. We also see opportunity in implementing our next-generation signal processing in software product solutions, enabling customers to upgrade their signal collection capabilities without extensive hardware recapitalization costs.
  Migrating up the value chain from established product positions. In many of our programs, we provide knowledge of the signal source and threat environment, which can be leveraged to expand our participation and provide end-to-end responsibility for a payload subsystem or fully integrated sensor system. We believe we can leverage our unique domain knowledge to expand our products and services, and serve as a system integrator in niche areas.
  Increasing our business with existing customers and broadening our customer base. We intend to increase our services to meet the needs of the military and to increase our participation in emerging programs as the Department of Defense recapitalizes its inventory of ISR equipment. We believe the adaptability and flexibility of our SIGINT and sensor surveillance products make them attractive in joint or coalition warfare environments.
  Expanding our role in providing support services. We plan to expand our presence near customer facilities to provide high quality engineering services in support of major community developments to meet the government outsourcing of key technical support services. We also plan to offer sustaining operational and maintenance support in our products and systems as they are deployed.
  Considering strategic acquisition opportunities. We will assess opportunities to acquire companies of complementary technologies, products, or businesses that accelerate our growth in our core ISR markets. Our strategy is to provide incremental extension, not a transformational shift in the company.

Operating Divisions and Products

We execute our strategy by allocating our programs into three market-facing divisions to optimize management span of control and ensure a strong customer focus. Our three business-focused divisions are Broadband Communication Systems, Intelligence and Electronic Warfare Systems, and Sensor Systems. In addition to these divisions, we operate a single Operations and Infrastructure division for manufacturing, purchasing, facilities, security, publications, and sustaining engineering support. The specific focus of our three customer-facing divisions is described below.

Broadband Communication Systems

The Broadband Communication Systems Division provides COMINT products and services for use in the collection and processing of high capacity broadband network activities to enable monitoring and detection of illicit communications and cyber attacks. Many of these products and systems use an advanced selection architecture (ASA) that incorporates custom and commercially available hardware and software in configurations capable of being readily deployed, adapted, or upgraded by us or our customers. This design methodology allows us to adapt our products and systems to meet new mission profiles without significant redesign efforts. The benefits of our design methodology include shorter development and implementation schedules, flexibility, improved interoperability with other systems, and reduced system upgrade costs to our customers.

Our key broadband products include voice grade channel (VGC) processors, software products, and bandwidth compression processing. The prices of these products may vary based on the level of customization required by our customers. These processors are designed to process VGCs, which carry audio and other signals. The standard telecommunication systems used throughout the world put a large number of VGCs on a single carrier channel to increase the number of signals that can be transmitted at a particular frequency. Our VGC processors can scan thousands of signals in less than one second, evaluate their characteristics, and use sophisticated processing technology to detect and record relevant data that is then analyzed by United States Government personnel. Our broadband software products are applied to commercial off-the-shelf hardware processors. With current state-of-the-art computer and component technologies (for example, field-programmable gate arrays, Pentium processors, G4 processors), global security requirements can often be met by utilizing off-the-shelf “computing engines.” We develop our software products so the signal processing can be performed on these engines when applicable to reduce development costs to our customers. Our bandwidth compression technology was developed to maximize performance of satellite communication networks.

Intelligence and Electronic Warfare Systems

Accurate and comprehensive information regarding foreign affairs and developments affecting international security has become increasingly important to the United States Government. We believe the political instability in certain regions such as the Middle East, Eastern Europe, Africa, and Central and South America and the ongoing counterterrorism campaign have heightened the United States Government’s need to be able to monitor activities in foreign countries. In order to obtain information about activities from foreign threats, the United States Government gathers and analyzes communication signals emanations. The Intelligence and Electronic Warfare Systems Division provides research and development for the collection and analysis of tactical wireless communications and electronic intelligence.

The ever-increasing commercial development of telecommunications equipment has led to a significant increase in the overall quantity of information communicated and an increase in the density of signals transmitted throughout the RF spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and in the global information network (such as the Internet), resulting in a significant increase in the amount of information being communicated. Our tactical wireless COMINT systems automatically scan and process thousands of modern telecommunication signals to isolate and collect specific communications from targets of interest. Our products and systems are tailored for small tactical and hand-launched platforms and vehicles. Our miniature, low power systems can be used on a broad range of strategic and military platforms including aircraft, unmanned aerial vehicles (UAV), land-mobile vehicles, fixed site installations, and relocatable land sites.

Our key COMINT products include wideband processors and collection products. These processors “groom” telecommunication signals for further processing by VGC processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortions that these processors correct are multipath interference (caused by the reception of a signal and its reflections) and co-channel interference (caused by the reception of multiple interfering signals). Commercial telecommunication companies overcome these distortions with careful alignment and tuning that requires interruption of the telecommunication signals. Our wideband processors perform this alignment independently and automatically by using proprietary adaptive algorithms that let the processors “learn” how to adjust their parameters to process the incoming signals. Our collection products include low-cost, small receivers that collect information in very complex signaling formats and optimize multiple antenna inputs to overcome co-channel interference and certain forms of multi-path interference.

Our key ELINT and ESM products include our Pegasus family of collection systems. Pegasus is a flexible product line developed to characterize enemy weapon systems and provide battlefield mapping and force protection by using unmanned aerial vehicles and smaller manned aircraft as standoff sensing platforms. Pegasus exploits the latest threat emitters in a significantly smaller form factor to facilitate collection operations by using stealthy platforms. After four years of internal R&D, we completed successful development and qualification of our initial Pegasus product in 2008 and anticipate government orders in 2009.

The prices of these products and systems may vary based on the level of customization required by our customers.

Sensor Systems

In the current counterterrorism campaign, the United States Government is expanding the collection of signature information to aid in the detection and location of potential terrorist activities. The Sensor Systems Division provides advanced sensor signal processing solutions for space-based, airborne, terrestrial, and undersea sensor technologies. Our sensor processing products consist of advanced digital signal processing hardware and software to automatically process the results of physical phenomena sensors to detect abnormalities of interest. We provide remote sensing by processing and analyzing information from sound to light spectrum sources including radar, magnetic, infrared, electro-optical, hyperspectral, and visible light.

Our key sensor solutions include synthetic aperture sonar, radar, magnetic, and explosive detection products. These systems are designed to detect abnormalities in the marine environment such as the presence of a submarine, mines tethered to the ocean floor, and terrorist activities such as attempts to destruct a national infrastructure (such as pipelines or communication lines) on the ocean floor. Our solutions consist of active sensors, such as synthetic aperture sonar and radar detection of periscopes, and passive sensing, such as magnetic detection of submarines. The prices of these products and systems may vary based on the level of customization required by our customers We are also developing integrated sensor systems to detect explosive materials deployed in vehicles, luggage, and cargo containers. We are currently developing a third-generation system by using associated particle imaging (API) for the United States Government, and anticipate completion in 2009.

Segments

We have reviewed our business operations and determined that we operate in a single homogeneous business segment. We sell similar products and services with similar economic characteristics to similar classes of customers, primarily to the United States Government, its agencies, or prime contractors for the United States Government. Our technologies and operations of our divisions are highly integrated. Management reviews revenues and costs on an individual contract basis as a single, integrated business segment.

Customers

Since our inception, purchases by the United States Government have accounted for almost all of our revenues. These purchases occur in two ways: through contracts directly with the government and subcontracts to prime contractors. Direct contracts with the United States Government accounted for approximately 65%, 69%, and 60% of revenues in fiscal years 2008, 2007, and 2006, respectively. The subcontracts under which we supply products or services to prime contractors that have contracts with the United States Government accounted for approximately 31%, 29%, and 37% of revenues in fiscal years 2008, 2007, and 2006, respectively.

Our United States Government customers consist of military and intelligence agencies that have signal reconnaissance needs. Within our primary customers, we have contracts with approximately 40 different organizations, each with separate budgets and contracting authority.

The following table identifies the source of our revenues for fiscal years 2008, 2007, and 2006 by customer type.

	FY08	FY07	FY06
Intelligence agencies	80%	78%	74%
Military services	16%	20%	23%
Commercial	4%	2%	2%
Foreign	— ----------	— ----------	1% ----------
	100% ======	100% ======	100% ======
a dash (—) designates less than 1% revenue concentration

Contracts with all offices of two intelligence agencies accounted for approximately 25% and 50% of revenues in fiscal year 2008, approximately 26% and 47% of revenues in fiscal year 2007, and approximately 24% and 46% of revenues in fiscal year 2006, respectively. Contracts with one branch of the military accounted for approximately 12%, 15%, and 17% of revenues in fiscal years 2008, 2007, and 2006, respectively.

Foreign revenues consist of contracts directly with foreign governments or foreign contractors.

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

The following table identifies the allocation of revenues from all sources from which we generated revenue for fiscal years 2008, 2007, and 2006.

	FY08	FY07	FY06
Sole-source contracts	76%	76%	70%
Competitive-bid contracts	24% ----------	24% ----------	30% ----------
	100% ======	100% ======	100% ======

Sole-source and competitive-bid contracts can be fixed-price contracts, where we agree to deliver equipment for a fixed price and we assume the risk of cost overruns; cost-reimbursement contracts, where we are reimbursed for our direct and indirect costs and paid a negotiated profit; or time-and-materials contracts, where we recognize revenue by applying a negotiated billing rate to the level of effort. Historically, we achieve greater profit margins from our fixed-price contracts than from our cost-reimbursement and time-and-materials contracts. In recent years, our significant contracts have been cost-reimbursement contracts. In addition, we have one agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize.

The following table represents our revenue concentration during the respective periods by contract type.

	FY08	FY07	FY06
Cost-reimbursement contracts	69%	71%	79%
Fixed-price contracts	10%	14%	17%
Time-and-materials contracts	18%	14%	4%
Royalty contracts	3% ----------	1% ----------	— ----------
	100% ======	100% ======	100% ======
a dash (—) designates less than 1% revenue concentration

Most of our fixed-price contracts are for the manufacture of multiple units of our established products, rather than the development of new products. We believe that the risk of cost overruns is much less in the case of fixed-price manufacturing contracts, where the product has already been developed and at least a prototype made, than in the case of fixed-price development contracts.

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	FY08	FY07	FY06
ASA	15%	9%	—
High Beam	15%	—	—
Tiffany	13%	15%	5%
Stone Face II	12%	12%	5%
Specter	5%	14%	17%
Stone Face I	—	—	9%
Simple Edge	— ----------	— ----------	7% ----------
	60% ======	50% ======	43% ======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: ASA, Tiffany, Stone Face II, Stone Face I, and Simple Edge. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations.

ASA is a time-and-materials contract, which significantly increased the revenue concentration of time-and-materials contracts during fiscal year 2008 and 2007. All of the other contracts referenced were cost-reimbursement contracts.

We are subject to price redetermination on certain fixed-price United States Government contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2008, 2007, and 2006, we did not have material claims against us for noncompliance with these regulations.

Almost all of our contracts contain termination clauses that permit contract termination by the customer for cause upon our default or without cause for the convenience of the other contracting party. In either case, terminations could adversely affect our operating results. Under contracts terminable at the convenience of the United States Government, a contractor is generally entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the United States Government only pay for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages incurred by the customer. For example, a portion of our Stone Face II contract was terminated for convenience. See page 11 for further details.

Backlog

Our backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts and excludes unexercised contract options, was $124,784,000, $126,708,000, and $104,952,000, at October 31, 2008, 2007, and 2006, respectively. Anticipated revenues included in backlog may be realized over a multi-year period and include expected revenues from contracts that are fully funded as well as from contracts that are only partially funded. We include expected revenues from a contract in backlog when the contract is signed by us and by our customer. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in our contracts. (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, New Orders and Backlog”.) Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual revenue to be expected for any succeeding period, and actual revenue for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog. During the third quarter of fiscal year 2008, we received a termination for the convenience of the Government related to several delivery orders under the Stone Face II IDIQ contract. New orders and backlog are expected to be reduced by approximately $4 to $5 million when we complete settlement of the terminated efforts.

Research and Development

We conduct R&D pursuant to United States Government R&D contracts and as part of our own R&D investment. We believe that our investment in R&D provides us with a significant competitive advantage. Research and development expenses incurred by us were approximately $13,116,000, $14,204,000, and $19,165,000 in fiscal years 2008, 2007, and 2006, respectively. As a percent of revenue, R&D equated to 7.0%, 8.3%, and 11.8% in fiscal years 2008, 2007, and 2006, respectively. We anticipate that our future R&D spending will be 7% to 9% of future total revenues.

Competition

The global security market is highly competitive and we expect that competition will continue to increase in the future. Some of our current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than we do. Our current competitors include L-3 Communications, BAE Systems, Boeing, Raytheon Corporation, General Dynamics, Harris Corporation, Lockheed Martin, Northrop Grumman, Argon ST, Digital Receiver Technology, ITT Corporation, QinetiQ, Sierra Nevada Corporation, Science Applications International Corporation, Sparta, Inc., and Thales. Substantial competition could impose pricing pressure on sales of our products, could develop and introduce new products meeting market demand more quickly than we can, and could result in lower revenue and decreased sales, which would have a materially adverse effect on our financial condition and operating results.

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

As of October 31, 2008, we had five issued patents.We believe that, given the rapidly changing nature of signal collection and processing technology, our future success will depend primarily on the technical competence and creative skills of our personnel, rather than the legal protection afforded by patents. We attempt to protect our trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated, or circumvented; that any rights granted under these patents will provide us adequate protection; or that there will be sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Although we do not believe that we are infringing upon the intellectual property rights of others, it is possible that such a claim will be asserted against us in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, we could experience loss or cancellation of customer orders, could experience product shipment delays, or could be subject to significant liabilities to third parties. If our products were found to infringe on a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to continue selling our products. Royalty or licensing agreements, if required, may not be available under acceptable terms or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a materially adverse effect on our business.

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

Additionally, all of our products and services are subject to United States export laws and regulations. Exports of commercial products, software, technology, and services are subject to controls under the Export Administration Regulations (EAR) and exports of military products, software, technical data, and services are subject to controls under the International Traffic in Arms Regulations (ITAR). Our ability to export is dependent upon our ability to obtain the appropriate export authorization from the United States Government. If we are unable to receive the appropriate export authorization, we may be prohibited from selling our products and services internationally, which may limit our sales and may have a material adverse effect on growing this portion of our business.

While compliance with applicable regulations has not adversely affected our operations in the past, we cannot be sure that we will continue to be in compliance in the future or that these regulations will not change, resulting in increased operational costs.

Employees

Our success is dependent on the skills and dedication of our employees. Our staff includes a mix of experienced professionals and recent college graduates who, together, provide experienced thought leadership with the latest technical skills to meet the challenges presented by our customers. As of December 12, 2008, we had 672 employees. Our business requires the majority of our technical employees to obtain and retain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. We have a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 78% of our staff has security clearances. Our future success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, whose loss could adversely affect our business materially. We offer a robust employee benefits program and challenging work environment to maintain high employee morale.

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and the related notes.

We may not be successful in our expansion of our products and markets, and may not realize the benefits of our investments in these new markets. Over the last several years, we have made investments in other areas complementary to our historic COMINT offerings. As a result of these investments, including our acquisition of Dynamics Technology, Inc. (DTI) in July 2005, and our research and development into the ELINT market, we have expanded our product offerings, approached new customers, and entered into new markets for advanced digital signal processing products, systems, and services in support of ISR for global security. Our operations during fiscal year 2008 have been, and are expected to continue to be, substantially influenced by the operations of the businesses we acquired from DTI as well as from our continued investment in products and markets complementary to our existing and new businesses.

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

For example, during fiscal year 2008, the Defense Contract Audit Agency (DCAA) advised us that we are considered a major contractor and are subject to more audits and oversight. We have several audits ongoing. The results of these and future audits could result in sustained claims against us. In those cases where we believe that the Government is likely to prevail, we have reduced operating income by establishing appropriate reserves for the estimated loss.

We depend on revenues from a few significant contracts, and any loss, cancellation, reduction, or delay in these contracts could harm our business. From time to time, including recent periods, we have derived a material portion of our revenue from one or more individual contracts that could be terminated by the customer in full or in part at the customer’s discretion. In the past, we have experienced a significant reduction of, and stop work order on, one of our largest contracts. We expect that in future periods we may again enter into individual contracts with significant revenue concentrations. In addition, the majority of our contracts are with a limited number of Government agencies. If our individually large contracts were terminated or substantially reduced, we could fail to achieve expected revenues and net income.

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

Our backlog as of October 31, 2008, was approximately $124.8 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

We derive revenue from royalties, the timing of which can be difficult to predict and sustain. We derive royalty income from the sale of products licensed to other third parties for sale, and expect to continue to derive royalty income in the future. Revenue derived from royalties provides greater profitability to us than revenue from the sale of our products and services. Accordingly, our operating income and earnings per share will be impacted by the comparative mix of revenue from our digital signal processing products, systems, and services and revenue derived from royalty income. Although we have licensed one of our products for sale by a third party, and expect to increase our efforts in future periods, we have not historically devoted significant resources to licensing our technologies. We believe there is a life cycle to the technology upon which this royalty revenue is based. We anticipate that royalty revenues from this agreement could decline in future periods.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. During the third quarter of fiscal year 2008, we received a termination for the convenience of the Government related to several delivery orders under the Stone Face II IDIQ contract. New orders and backlog are expected to be reduced by approximately $4 to $5 million when we complete settlement of the terminated efforts. We received no such terminations in fiscal years 2007 and 2006.

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

We have been named as a party to securities class action and derivative action lawsuits, which may require significant management time and attention and legal expense, and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Applied Signal and one officer and one former officer have been named in a purported securities class action complaint filed in the United States District Court, Northern District of California In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our securities during a class period of August 24, 2004, through February 22, 2005. The complaint alleges that false and misleading statements regarding us were issued during the class period. In addition, we have been named as a nominal defendant in a purported shareholder derivative action filed in the Superior Court, State of California as Shoemaker v. Devine et al., No. 1:08-CV-119810. It is brought on purported behalf of the Company, against current and former members of the Board of Directors, our Chief Financial Officer, and our former Chief Executive Officer, asserting that these individuals breached their fiduciary duties, based on essentially the same allegations as the class action case. We cannot predict whether these actions are likely to result in any material recovery by or expense to AST, and any future unfavorable outcome of either of these proceedings could have an adverse impact on our business, financial condition, and results of operation. At this time, we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of either of these proceedings. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Our corporate offices, located in Sunnyvale, California, also serve as our primary research and development, engineering, production, marketing, and administrative center. As of October 31, 2008, we leased five buildings in Sunnyvale, California, totaling approximately 266,077 square feet under a lease that expires in March 2012.

In addition, we maintain eleven additional offices within the United States. As of October 31, 2008, we lease the following properties: 61,038 square feet in Annapolis Junction, Maryland (lease expires April 2016); 15,250 square feet in Herndon, Virginia (lease expires March 2011); 10,962 square feet in Hillsboro, Oregon (lease expires October 2009); 27,345 square feet in Salt Lake City, Utah (lease expires October 2009); 32,000 square feet in Allen, Texas (lease expires February 2011); 2,008 square feet in Torrance, California (lease expires October 2010); an additional 39,692 square feet in Torrance, California (lease expires June 2015); 9,785 square feet in Anaheim, California (lease expires May 2010); 9,523 square feet in Arlington, Virginia (lease expires June 2013); 2,309 square feet in Tampa, Florida (lease expires April 2010); and 2,524 square feet in Fairborn, Ohio (lease expire July 31, 2009).

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

On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name our former Chief Executive Officer, our Chief Financial Officer, and us as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice. On June 5, 2008, the Ninth Circuit reversed the dismissal and remanded to the District Court. We intend to contest this litigation vigorously. Any future unfavorable outcome of the litigation could have an adverse impact on our business, financial condition, and results of operation. At this time, we cannot estimate the amount of possible loss or range of loss that might be incurred as a result of this proceeding ..

On August 12, 2008, a purported shareholder derivative action was filed in the Superior Court, State of California as Shoemaker v. Devine et al., No. 1:08-CV-119810. It is brought on purported behalf of the Company, against current and former members of the Board of Directors, our Chief Financial Officer, and our former Chief Executive Officer, asserting that these individuals breached their fiduciary duties, based on essentially the same allegations as the class action case. No damages are specified. On January 9, 2009, the Court sustained demurrers to the Complaint, with leave to amend.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

Part II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Selected Common Stock Data

Our common stock trades on the NASDAQ Global Select Market under the symbol “APSG.” As of October 31, 2008, the closing price of our common stock, as reported on NASDAQ, was $17.92, and we had approximately 565 registered shareholders of record with our transfer agent. The following table sets forth the high and low closing prices for our common stock over the eight quarters ending October 31, 2008.

Closing prices, as reported on NASDAQ	High	Low
Fiscal year ended October 31, 2007
First quarter	$16.25	$13.45
Second quarter	$18.57	$15.13
Third quarter	$18.19	$13.89
Fourth quarter	$15.40	$12.56
Fiscal year ended October 31, 2008
First quarter	$14.42	$12.58
Second quarter	$14.05	$11.00
Third quarter	$15.95	$13.33
Fourth quarter	$18.15	$13.88

The company has paid dividends at the rate of $0.50 per share per annum, payable quarterly, since fiscal year 2004. However, the dividend is subject to approval by the Board of Directors, and is reviewed quarterly.

The continued payment of dividends and the amount thereof in the future will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board of Directors may deem relevant.

We did not repurchase any of our equity securities during the fourth quarter of fiscal year 2008 nor issue any securities that were not registered under the Securities Act of 1933.

Comparison of Shareholder Return

Set forth below is a line graph comparing the annual percentage in the cumulative total return on our common stock with the cumulative total return for the Standard & Poor’s MIDCAP 400 Index (S&P MIDCAP 400) and the Standard and Poor’s Aerospace and Defense Index (S&P Aerospace and Defense) for the five-year period commencing October 31, 2003, and ending on October 31, 2008.

	——————————— Cumulative Total Return ———————————
	10/03	10/04	10/05	10/06	10/07	10/08
Applied Signal Technology, Inc.	100.00	148.82	86.30	76.87	76.94	99.49
S&P Midcap 400	100.00	111.04	130.63	148.18	173.40	110.17
S&P Aerospace & Defense	100.00	120.71	138.29	177.71	230.51	146.12
* Assumes that $100.00 was invested on 10/31/03 in our common stock and in each index, and that all dividends have been reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

This stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this stock performance graph by reference therein.

Item 6: Selected Financial Data

(In thousands, except per share data)

	————————————— Year Ended October 31, —————————————
Summary of Operations:	2008	2007	2006	2005	2004
Revenues from contracts	$181,147	$168,845	$161,193	$155,931	$142,836
Revenues from royalty agreements	5,184 ----------	1,530 ----------	720 ----------	130 ----------	— ----------
Total revenues	$186,331	$170,375	$161,913	$156,061	$142,836
Operating expenses:
Contract costs	129,835	116,133	107,898	102,938	94,727
Research and development	13,116	14,204	19,165	16,125	14,166
General and administrative	30,593 ----------	28,734 ----------	25,978 ----------	22,167 ----------	16,694 ----------
Total operating expenses	173,544 ----------	159,071 ----------	153,041 ----------	141,230 ----------	125,587 ----------
Operating income	12,787	11,304	8,872	14,831	17,249
Interest income (expense), net	761 ----------	683 ----------	315 ----------	648 ----------	576 ----------
Income before provision for income taxes	13,548	11,987	9,187	15,479	17,825
Provision (benefit) for income taxes	5,531 ----------	5,175 ----------	4,860 ----------	6,235 ----------	5,559 ----------
Net income	$8,017 ======	$6,812 ======	$4,327 ======	$9,244 ======	$12,266 ======
Cash dividends declared per common share	$0.50	$0.50	$0.50	$0.50	$0.50
Net income per common share:
Basic	$0.64	$0.56	$0.37	$0.81	$1.11
Diluted	$0.63	$0.55	$0.36	$0.79	$1.05
Number of shares used in calculating net income per common share:
Basic	12,475	12,100	11,739	11,400	11,042
Diluted	12,681	12,314	11,994	11,759	11,638
	————————————— Year Ended October 31, —————————————
Financial Position at End of Fiscal Year:	2008	2007	2006	2005	2004
Working capital	$82,614	$75,337	$67,188	$63,188	$76,659
Total assets	158,019	142,733	136,532	134,621	111,750
Long term debt	3,929	5,357	6,786	8,215	—
Retained earnings	54,626	52,953	52,272	53,853	50,327
Shareholders’ equity	124,733	114,836	105,630	98,129	89,563

Note: The financial results in fiscal years 2008, 2007, and 2006 include stock-based compensation expense as a result of adopting SFAS 123 (revised 2004), Share-Based Payment. The fiscal year 2005 and thereafter financial results include the results of DTI, since its acquisition in July 2005.

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

Overview

We believe top-line defense community funding is slowing relative to the prior five-year period as a result of anticipated decreases in supplemental budgets and impacts from financial market stimulus packages. We also believe that large defense infrastructure and platform programs will have the largest declines in funding. Despite potential declines in overall defense spending, we believe that interest in intelligence, surveillance, and reconnaissance (ISR) by the United States Government will remain strong to respond to the continuing threat of terrorist activities and irregular war campaigns.

As we look ahead, we believe that spending levels in our high-demand niche categories of procurement will remain strong, even if total defense spending declines.

We are a full service provider of ISR products, systems, and services, serving the defense, intelligence, and homeland security markets. We believe these core markets have strong growth potential and that we are well positioned to benefit from defense spending in these areas. We have strengthened our product development pipeline and debuted three new products: a broadband network analysis product for cyber surveillance, a tactical wireless reconnaissance product capable of addressing 3G communication networks, and a towed synthetic aperture sonar system for port and harbor surveillance.

We continue to focus our operations on delivering strong program performance, meeting staffing requirements, maintaining a competitive cost structure, and expanding our marketplace. Our customers continue to come to us with new requirements for ISR solutions, weighted heavily toward new developments. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue in fiscal year 2009.

We have a firm foundation in our broadband communications and tactical wireless COMINT solutions. These areas continued to remain strong in fiscal year 2008 and we believe that we have solid growth potential in these areas in fiscal year 2009. Over the next several years, we anticipate that the Government will recapitalize a significant portion of its existing SIGINT equipment with upgraded technology. As a result, we anticipate continued strong contract activity in our core space.

During fiscal year 2008, we have focused our activities on expanding our opportunities in adjacent markets. We have continued the development of our synthetic aperture sonar sensor technology. We are developing products for explosives detection that are in the final phase of development. We continue to pursue opportunities in the Department of Homeland Security’s SAFECON and Manhattan II programs for container security and airport cargo and luggage inspection. Our investment in a low power, miniature ELINT payload should provide us the opportunity to expand into a complementary market niche. We completed the development and first article qualification testing of our Pegasus ELINT system and we believe there are market opportunities for this product. As a result of our anticipated growth, we expect to make additional investments of capital and management resources, including additional personnel.

We experienced significant growth in royalty revenue from our one licensing agreement. Our royalties contributed approximately $5,184,000 to revenues and operating income during fiscal year 2008. We believe that our royalty revenues for fiscal 2009 could be consistent with fiscal 2008.

During fiscal year 2008, we focused on actions to improve our cost competitiveness. We absorbed our indirect rate variance by increasing our revenues over fiscal year 2007, while maintaining our indirect spending levels as a percentage of revenues, which created a favorable indirect rate variance at the end of fiscal year 2008. In addition, we believe we improved our cost structure for fiscal year 2009 by implementing measures to control costs such as providing economical ways to provide certain employee benefits, reducing R&D expenditures, and making certain changes to management.

We also implemented a new multi-rate structure beginning in fiscal year 2009 that we believe should have several positive effects on our business. We believe this rate structure could reduce the cost of our product offerings, allowing us to compete for product sales in highly competitive markets where price is a significant factor. We believe that this new structure could also allow us to compete more effectively on system integration efforts. Finally, we believe that we will be able to maintain our competitiveness in our emerging professional services business.

Even though our stock compensation expense increased during fiscal year 2008, we have implemented changes to our equity compensation plans and practices to help reduce the impact of our future stock compensation expense. We have granted restricted stock during the past two years, in lieu of stock options, and anticipate this trend will continue in the future. In addition, we have modified our ESPP such that it is non-compensatory as of December 1, 2008.

We held approximately $54,426,000 of short-term and long-term municipal securities in our investment portfolio at October 31, 2008. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers. Further, based on our ability to liquidate our investment portfolio we do not anticipate any liquidity constraints especially in the current credit environment.

Management Change. During the second quarter of fiscal year 2008, Mr. Gary L. Yancey, our former Chairman and Chief Executive Officer, resigned as an executive officer and as a member of the Board of Directors. His final date of employment with us was May 30, 2008. Upon Mr. Yancey’s resignation, Mr. John P. Devine, a director since 1995, was named non-executive Chairman of the Board of Directors and Mr. William Van Vleet III, our Chief Operating Officer, was appointed as Acting Chief Executive Officer. On August 20, 2008, Mr. Van Vleet was appointed as President, Chief Executive Officer, and a Class I member of the Board of Directors.

Please refer to “Notes to Consolidated Financial Statements, Note 12: Change in Management” for further information.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, consider these critical accounting policies. See “Notes to Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies,” included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

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

As a supplier to the United States Government, we are required to comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new Government contracts. Among the causes for the suspension are violations of various statutes, including those related to procurement integrity, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The Government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. The Government audits and investigations can take several years to complete. Depending on the results of these audits and investigations, the Government may make claims against us or take exception to certain costs we determined to be recoverable. In the period management determines recoverability is not likely, reserves are established for the estimated loss by a charge to operating income.

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred, including overhead, research and development, and general and administrative expenses (incurred costs). Stock compensation expense is generally not reimbursable under these contracts. During fiscal year 2008, we did not apply indirect costs to subcontract costs that were in excess of $250,000 and that met certain other predetermined criteria. In fiscal year 2009, we will apply indirect costs to all subcontract costs.

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

Our time-and-materials contracts are performed on a level-of-effort basis. We recognize revenue for these contracts by applying a negotiated billing rate to the level of effort.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending October 31, 2008, and October 31, 2007, were approximately $1,283,000 and $4,465,000, respectively. Approximately $4,113,000 of the October 31, 2007, balance was recognized as revenues during fiscal year 2008.

We have one royalty licensing agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Our royalties contributed approximately $5,184,000, $1,530,000, and $720,000 to revenues and operating income during fiscal years 2008, 2007, and 2006, respectively.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year; we can request a modification of our billing rates to our customers through the Defense Contract Audit Agency any time during the fiscal year, in accordance with Federal Acquisition Regulations; or we can record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At the end of fiscal year 2008, we absorbed a favorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers. Consequently, we decreased revenues by approximately $1,657,000 and operating expenses by approximately $1,243,000, which represented a reduction to operating income of approximately $414,000. The reduction to operating income included an increase to G&A expense of approximately $1,241,000, primarily associated with inventory purchases related to one product during the fourth quarter.

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

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the United States Government. Typical life cycles of our products are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our products, which includes raw materials. Historically, we have sold our inventory at or above cost, so there was typically no decrement in valuation. When we determine that a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory, and record the associated reduction to inventory.

We recorded a write-down of approximately $1,329,000 during fiscal year 2008, to reflect the estimated market value of one class of our inventoried products; these charges were included in contract costs in our statement of operations. Disposals associated with our raw material represent a minor amount and is included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. During fiscal year 2008, disposals of obsolete products amounted to approximately $251,000. Inventory activities during fiscal year 2007 included a write-down of approximately $415,000 and disposals of obsolete products of approximately $187,000.

Income taxes. We estimate our income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate can differ from the statutory rate primarily due to the non-tax-deductible nature of certain types of stock-based compensation expense. In addition, our process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing certain expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority according to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Please refer to “Notes to Consolidated Financial Statements, Note 7: Income Taxes” for further information.

Price redetermination. As a Government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any material price redeterminations on any of our contracts during fiscal years 2008, 2007, and 2006.

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

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance as well as the estimation of discount rates.

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

Based on our analysis, we concluded no impairment existed at October 31, 2008.

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

Based on our analysis, no impairment was indicated at October 31, 2008, under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

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

During fiscal year 2008, our ESPP allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four-month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. Consequently, there is no reset feature associated with offering periods beginning June 1, 2007. As a result of the modification to the ESPP, the December 1, 2006, offering period, ending November 30, 2008, was the final twenty-four-month offering. On August 20, 2008, the Board of Directors increased the purchase price and eliminated the look-back provision for offering periods beginning on or after December 1, 2008. The purchase price for participants will be 95% of the fair market value on the date of purchase, and therefore, will be prospectively non-compensatory under the provisions of SFAS 123R.

Our closing stock price on the November 30, 2007, ESPP purchase date was lower than the closing stock price on the December 1, 2006, offering date. Therefore, 361 participants were re-enrolled from the original twenty-four-month offering period ending on November 30, 2008, into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. This re-enrollment effectively canceled the final six-month purchase period of the original twenty-four-month offering. As a result of the modification, approximately $89,000 of incremental compensation expense was generated at December 1, 2007, which was recognized during the remainder of fiscal year 2008.

In addition, we recorded additional stock based compensation expense of approximately $304,000 during fiscal year 2008 associated with the acceleration of unvested stock options and restricted stock for our former Chief Executive Officer.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock, and ESPP activity included in our condensed consolidated statements of operations (in thousands, except share data).

	———— Year Ended October 31, ————
	2008	2007	2006
Contract costs	$2,747	$2,388	$2,493
Research and development	177	177	229
General and administrative	1,855 ----------	1,585 ----------	1,561 ----------
Stock-based compensation expense before income taxes	$4,779	$4,150	4,283
Income taxes	(1,029) ----------	(850) ----------	(804) ----------
Stock-based compensation expense after income taxes	$3,750	$3,300	$3,479
Reduction to basic net income per share	$0.30	$0.27	$0.30
Reduction to diluted net income per share	$0.30	$0.27	$0.29

The increase in our stock-based compensation expense during fiscal year 2008 is due primarily to the impact associated with the reset provision of the final twenty-four month offering of our ESPP and to the acceleration of the vesting of equity awards to our former Chief Executive Officer.

Please refer to “Notes to Consolidated Financial Statements, Note 1: Organization and Summary of Significant Accounting Policies, Stock-Based Compensation” for further information.

Allowance for bad debt. Since the majority of our revenues are generated from the United States Government, its agencies, or prime contractors for the United States Government, we regard the credit risk of our business to be minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off. Charges to bad debt expense were not significant during fiscal years 2008, 2007, and 2006.

Operating Results – Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, our backlog.

	————— Year Ended October 31, —————
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	69.7%	68.2%	66.6%
Research and development	7.0%	8.3%	11.8%
General and administrative	16.4% ----------	16.9% ----------	16.1% ----------
Total operating expenses	93.1% ----------	93.4% ----------	94.5% ----------
Operating income	6.9%	6.6%	5.5%
Interest income (expense), net	0.4% ----------	0.4% ----------	0.2% ----------
Income before provision (benefit) for income taxes	7.3%	7.0%	5.7%
Provision (benefit) for income taxes	3.0% ----------	3.0% ----------	3.0% ----------
Net income	4.3% ======	4.0% ======	2.7% ======

Backlog (thousands of dollars)	$124,784	$126,708	$104,952

Results

Revenues for fiscal year 2008 were $186,331,000, up 9.4% from revenues of $170,375,000 recorded during fiscal year 2007. In fiscal year 2008, new orders decreased 3.2% and ending backlog decreased 1.5% compared to fiscal year 2007.

Operating income for fiscal year 2008 was $12,787,000 compared to operating income of $11,304,000 recorded during fiscal year 2007. Operating income was higher for fiscal year 2008 when compared to fiscal year 2007 primarily due to an increase in royalties of approximately $3,654,000, for which there are essentially no related costs, associated with the licensing of intellectual property into commercial satellite communications markets, and secondarily to increased profitability generated from engineering development contracts. The positive impact to operating income was offset by decreased revenues from our standard products, which tend to be more profitable. Our product sales declined due to a decrease in demand for our standard products.

Net income for fiscal year 2008 was $8,017,000, or $0.63 per diluted share, compared to net income of $6,812,000, or $0.55 per diluted share, for fiscal year 2007. Our tax rates for fiscal years 2008 and 2007 were approximately 41% and 43%, respectively.

In fiscal year 2007, revenues increased 5.2%, new orders increased 53.6%, and ending backlog increased 20.7% compared to fiscal year 2006. Operating income for fiscal year 2007 was $11,304,000 compared to operating income of $8,872.00 recorded during fiscal year 2006. Operating income was higher for fiscal year 2007 when compared to fiscal year 2006 due to improved program profitability.

Revenues

Revenues were approximately $186,331,000, $170,375,000, and $161,913,000 for fiscal years 2008, 2007, and 2006, respectively. Revenues increased by 9.4% during fiscal year 2008 over fiscal year 2007 and increased by 5.2% during fiscal year 2007 over fiscal year 2006.

Revenues generated by our development programs increased by approximately $17,170,000 in fiscal year 2008 compared to the same period in fiscal year 2007. This increase included fiscal year 2008 revenues recognized from pre-contract costs of approximately $4,113,000 incurred during fiscal year 2007. Revenues from development programs increased by approximately $8,240,000 during fiscal year 2007 compared to the same period in fiscal year 2006. This increase included revenues recognized from pre-contract costs of approximately $5,502,000 incurred during fiscal year 2006.

Product sales decreased by approximately $4,868,000 during fiscal year 2008 compared to the same period in fiscal year 2007. During fiscal year 2007, our product sales declined by approximately $589,000 compared to fiscal year 2006.

We have one royalty agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Revenues from royalties increased by approximately $3,654,000 during fiscal year 2008 over fiscal year 2007, and increased by approximately $810,000 during fiscal year 2007 over fiscal year 2006.

The following table represents our revenue concentration (as a percentage of total revenues) during the respective periods by revenue type.

	FY08	FY07	FY06
Development revenues	88%	86%	86%
Product revenues	9%	13%	14%
Royalty revenues	3% ---------	1% ---------	— ---------
	100% ======	100% ======	100% ======
a dash (—) designates less than 1% revenue concentration

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

	FY08	FY07	FY06
Cost-reimbursement contracts	69%	71%	79%
Fixed-price contracts	10%	14%	17%
Time-and-materials contracts	18%	14%	4%
Royalty contracts	3% ---------	1% ---------	— ---------
	100% ======	100% ======	100% ======
a dash (—) designates less than 1% revenue concentration

The following table represents the revenue concentration of our significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	FY08	FY07	FY06
ASA	15%	9%	—
High Beam	15%	—	—
Tiffany	13%	15%	5%
Stone Face II	12%	12%	5%
Specter	5%	14%	17%
Stone Face I	—	—	9%
Simple Edge	— ---------	— ---------	7% ---------
	60% ======	50% ======	43% ======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: ASA, Tiffany, Stone Face II, Stone Face I, and Simple Edge. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations.

ASA is a time-and-materials contract, which significantly increased the revenue concentration of time-and-materials contracts during fiscal year 2008 and 2007. All of the other contracts referenced were cost-reimbursement contracts.

The following table identifies the source of our revenues (as a percentage of total revenues) for fiscal years 2008, 2007, and 2006 by customer type.

	FY08	FY07	FY06
Intelligence agencies	80%	78%	74%
Military	16%	20%	23%
Commercial	4%	2%	2%
Foreign	— ---------	— ---------	1% ---------
	100% ======	100% ======	100% ======
a dash (—) designates less than 1% revenue concentration

Within the customer types, contracts with two intelligence agencies and one branch of the military represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from all contracts with each significant customer.

	FY08	FY07	FY06
First intelligence agency	25%	26%	24%
Second intelligence agency	50%	47%	46%
One branch of the military	12% ---------	15% ---------	17% ---------
	87% ======	88% ======	87% ======

Revenues from the United States Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY08	FY07	FY06
Direct purchases	65%	69%	60%
Subcontracts	31% ---------	29% ---------	37% ---------
	96% ======	98% ======	97% ======

New Orders and Backlog

We received new orders of approximately $185,139,000, $191,193,000, and $124,481,000 during fiscal years 2008, 2007, and 2006, respectively. During the third quarter of fiscal year 2008, we received a termination for the convenience of the Government related to several delivery orders under the Stone Face II IDIQ contract. New orders and backlog are expected to be reduced by approximately $4 to $5 million when we complete settlement of the terminated efforts. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At the end of fiscal year 2008, ending backlog was approximately $124,784,000. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. The fiscal year 2008 backlog represents a 1.5% decrease to the backlog of $126,708,000 at the end of fiscal year 2007. The fiscal year 2007 backlog represents a 20.7% increase to fiscal year 2006.

Contract Costs

Contract costs consist of direct costs incurred in the performance of contracts, including labor, materials, and overhead costs. Contract costs were approximately $129,835,000, or 69.7% of revenues, in fiscal year 2008 compared to approximately $116,133,000, or 68.2% of revenues, in fiscal year 2007, and approximately $107,898,000, or 66.6% of revenues, in fiscal year 2006. Contract costs increased in absolute dollars and as a percentage of revenues during fiscal year 2008 primarily due to increased contract activity related to our development contracts, our ability to recognize pre-contract costs incurred during fiscal year 2007, and an inventory write-down of approximately $1,329,000. Contract costs increased in absolute dollars during fiscal year 2007 primarily due to increased contract activity related to our development contracts and our ability to recognize pre-contract costs incurred during fiscal year 2006. Contract costs increased as a percentage of revenues during fiscal year 2007 due to our ability to recognize pre-contract costs incurred during fiscal year 2006.

Research and Development Expenses

Company-directed investment in research and development consists of expenditures recoverable from customers through billing rates and expenditures funded by us from operations. R&D expenses were approximately $13,116,000, or 7.0% of revenues, in fiscal year 2008 compared to approximately $14,204,000, or 8.3% of revenues, in fiscal year 2007 and approximately $19,165,000, or 11.8% of revenues, in fiscal year 2006. R&D expenses decreased in absolute dollars and as a percentage of revenues during fiscal year 2008 primarily due to directing our efforts toward meeting our contractual obligations. In addition, we manage the combination of company-directed R&D, proposal, and marketing expenditures as a total investment and as part of our indirect rate structure. Our proposal expenditures were high during fiscal year 2007. In addition, our analysis during the second and third quarters of fiscal year 2007 indicated that our indirect rates at the end of fiscal year 2007 would be higher than planned levels. In order to minimize the impact of the projected indirect rate increase, we reduced R&D activities. We anticipate that our future R&D spending will be 7% to 9% of future total revenues.

General and Administrative Expenses

General and administrative (G&A) expenses include administrative salaries, costs related to marketing and proposal activities, costs related to product warranties, and other administrative costs. General and administrative expenses were approximately $30,593,000, or 16.4% of revenues, in fiscal year 2008 compared to approximately $28,734,000, or 16.9% of revenues, in fiscal year 2007 and approximately $25,978,000, or 16.1% of revenues, in fiscal year 2006. G&A expenses were higher in absolute dollars during fiscal year 2008 compared to fiscal year 2007 primarily due to severance costs of approximately $1,180,000 associated with the termination of our former Chief Executive Officer and an increased allocation of G&A expenses associated with inventory purchases related to one class of products of approximately $1,337,000. These increases were partially offset by a decrease to bid and proposal expenditures of approximately $1,519,000. G&A expenses were higher in absolute dollars and as a percentage of revenues during fiscal year 2007 compared to fiscal year 2006 due an overall increase in contract activities and bid and proposal expenditures during fiscal year 2007.

Interest Income and Other, Net

Interest income and other, net for fiscal year 2008, was approximately $1,296,000 compared to approximately $1,356,000 and $1,024,000 of interest income in fiscal years 2007 and 2006, respectively. Interest income decreased during fiscal year 2008 due to lower yields within our investment portfolio. Interest income increased during fiscal year 2007 due to higher yields and higher investment balances.

Interest Expense

Interest expense for fiscal year 2008 was approximately $535,000 compared to approximately $673,000 and $709,000 in fiscal years 2007 and 2006, respectively. Interest expense has declined in fiscal years 2008 and 2007 due to the reduction to our Term Loan with Wells Fargo through scheduled principal payments.

Provision for Income Taxes

Our provision for income taxes for fiscal years 2008, 2007, and 2006 resulted in income tax expense of approximately $5,531,000, $5,175,000, and $4,860,000, respectively. The effective tax rate for fiscal years 2008, 2007, and 2006 were approximately 41%, 43%, and 53%, respectively. The decrease in our tax rate in fiscal year 2008 is primarily due to a combination of discrete events associated with a change in our method of calculating the depreciation of fixed assets for tax purposes and R&D credits.

During the second quarter of fiscal year 2008, we filed an Application for Change in Accounting Method with the Internal Revenue Service (IRS) under the automatic-consent provisions. Based upon the change in method filed with the IRS, we re-measured our deferred tax asset balance related to the determination of tax basis depreciation on certain property and equipment assets as of October 31, 2006. This led to a tax benefit of approximately $333,000.

During the third quarter of fiscal year 2008, we recorded additional discrete tax benefit items, which led to a net reduction to income tax expense of approximately $176,000. These additional discrete items included a reduction to income tax expense of approximately $303,000 associated with R&D credits, offset by an increase to tax expense of approximately $108,000 associated with a reduction to tax-exempt interest taken on our income tax returns for fiscal year 2007.

During the fourth quarter of fiscal year 2008, we recorded additional R&D credits due to the enactment of the Emergency Economic Stabilization Act of 2008, which extended the Federal Research & Development Tax Credit from December 31, 2007, through December 31, 2009.

The decrease in our tax rate in fiscal year 2007 from fiscal year 2006 was primarily due to an increase in our pre-tax income, which reduced the impact of non-deductible stock-based compensation expense. In addition, a greater portion of our investments was in tax-free municipal securities.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during fiscal year 2008 were cash flows generated from operations, the issuance of common stock through stock purchases under our ESPP, and the exercise of options granted under our employee stock option plans. We have reduced option grants in favor of restricted stock awards and have modified our ESPP. Subsequent to the modification of our ESPP, participation has significantly declined. We believe that cash from the issuance of common stock under our ESPP in future periods may decline by approximately $1 to $2 million in future periods, when compared to fiscal year 2008.

Cash from operating activities. Net cash from operating activities has fluctuated significantly from year to year. Net cash provided by operating activities was approximately $28,163,000, $14,096,000, and $10,787,000 in fiscal years 2008, 2007, and 2006, respectively. The year-to-year variances are primarily the result of changes in net income, accounts receivable, inventories held by us, contract risk activity, and accounts payable and accrued liabilities.

Net income for fiscal year 2008 was approximately $8,017,000, a $1,205,000 increase from fiscal year 2007. Net income for fiscal year 2007 was approximately $6,812,000, an increase of $2,485,000 from fiscal year 2006.

Accounts receivable balances decreased by approximately $4,361,000 during fiscal year 2008, increased by approximately $3,897,000 during fiscal year 2007, and decreased by approximately $7,887,000 during fiscal year 2006. During fiscal year 2008, we generated revenues of approximately $186,331,000 and collected approximately $191,443,000. During fiscal year 2007, we generated revenues of approximately $170,375,000 and collected approximately $166,478,000. In fiscal year 2006, we generated revenues of approximately $161,914,000 and collected approximately $169,801,000.

Inventories, prepaid expenses, and other current assets increased by approximately $2,697,000 in fiscal year 2008, decreased by approximately $2,680,000 and increased by approximately $7,867,000 in fiscal years 2007 and 2006, respectively. Inventory balances increased by approximately $2,196,000. The increase in inventory included an increase to work-in-process inventory by approximately $3,642,000, primarily associated with two products, and a reduction due to an inventory write-down of approximately $1,329,000. Current deferred tax assets increased by approximately $3,643,000 primarily due to an increase of approximately $1,125,000 associated with unrecognized tax benefits recorded during fiscal year 2008 and a reclass from long-term deferred tax assets of approximately $1,025,000, associated with our net operating loss carryforward. Our pre-contract costs decreased by approximately $3,182,000 primarily due to our ability to obtain funding for the ASA and Simple Edge contracts. The decrease during fiscal year 2007 is primarily due to a decrease of prepaid income taxes of approximately $1,690,000 and a decrease in pre-contract costs of approximately $1,202,000.The leading factor for the increase in fiscal year 2006 was the increase in pre-contract costs of approximately $4,621,000, which was due to the timing of our contract activities in fiscal year 2006. Prepaid income taxes increased in fiscal year 2006 by approximately $1,690,000 and prepaid expenses increased approximately $666,000. In addition, 2006 inventory balances increased by approximately $809,000.

During fiscal year 2008, we received a payment of approximately $877,000 for lease incentives associated with our facility in Torrance, California.

Accounts payable and accrued liabilities balances increased in fiscal year 2008 by approximately $5,454,000, decreased in fiscal year 2007 by approximately $1,565,000, and decreased in fiscal year 2006 by approximately $4,151,000. The increase during of fiscal year 2008 included accrued severance for our former Chief Executive Officer of approximately $1,003,000. Accounts payable increased by approximately $1,839,000 due to the timing of our vendor payments. Other accrued liabilities increased by approximately $1,956,000 primarily due to recording unrecognized tax benefits and related interest of approximately $1,620,000.

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

Cash from investing activities. Net cash used in investing activities during fiscal years 2008, 2007, and 2006 was approximately $24,829,000, $9,985,000, and $22,890,000, respectively.

During fiscal year 2008, we purchased approximately $109,964,000 of investment securities, while $88,935,000 matured. Fiscal year property and equipment purchases included approximately $1,339,000 in computer equipment and approximately $1,247,000 in test equipment.

During fiscal years 2007 and 2006, we increased our investment in tax-exempt securities that were classified as short-term or long-term investments. Fiscal year 2007 property and equipment purchases of approximately $4,451,000 included leasehold improvement efforts of approximately $1,901,000 associated with our new facilities in Torrance, California,approximately $1,456,000 in computer equipment, and approximately $515,000 in test equipment. Fiscal year 2006 property and equipment purchases were approximately $5,037,000, which included approximately $3,008,000 in equipment purchases and approximately $1,804,000 in leasehold improvements, primarily to support the new facility in Annapolis Junction, Maryland, and to improve the existing facilities in Sunnyvale, California, and Arlington, Virginia.

Cash from financing activities. Net cash used in financing activities during fiscal years 2008, 2007, and 2006 were approximately $3,916,000, $3,055,000, and $2,623,000, respectively.

The sources of cash from financing activities for fiscal years 2008, 2007, and 2006 were from the purchase of common stock under our ESPP and the cash received from stock option exercises. Loan payments totaled approximately $1,428,000 during fiscal year 2008 and $1,429,000 during fiscal years 2007 and 2006.

Dividend payments in fiscal year 2008 were the same as for fiscal years 2007 and 2006, at $0.50 per share per annum. Dividend payments were approximately $6,290,000, $6,074,000, and $5,858,000 in fiscal years 2008, 2007, and 2006, respectively. The year-over-year increases are due to increases in common stock outstanding resulting from the purchases of common stock under our stock compensation plans.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. At October 31, 2008, we held in our investment portfolio approximately $54,426,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers.

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

Borrowing Arrangements

Revolving line of credit. At October 31, 2008, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo) could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit was renewed on February 21, 2008, and it will expire on March 1, 2009.

At October 31, 2008, we had three standby letters of credit under the Line of Credit totaling approximately $1,407,000. One letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at October 31, 2008. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at October 31, 2008. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (4% at October 31, 2008), and interest on those borrowings is payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of Dynamics Technology, Inc. (DTI), we entered into a term loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (4.00% at October 31, 2008). Our Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2008, we were in compliance with these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure by using an interest rate swap agreement with Wells Fargo, which is designated as a cash-flow hedge. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap is designated as a cash flow hedge and is accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation, which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2008, the effective portion of the cash flow hedge was a deferred loss of approximately $78,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $93,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2008.

Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2008 (in thousands).

	———————————— Payments due by period ————————————
Fiscal Year	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$36,052	$7,550	$14,100	$7,678	$6,724
Loan obligations – principal	5,357	1,429	2,857	1,071	—
Loan obligations – interest	603	281	300	22	—
Purchase obligations	5,228 ----------	5,228 ----------	— ----------	— ----------	— ----------
Total	$47,240 ======	$14,488 ======	$17,257 ======	$8,771 ======	$6,724 ======

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

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $181,000, $306,000, and $279,000 for fiscal years 2008, 2007, and 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. FSP 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS 157 for one year for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value on a recurring basis. The measurement and disclosure requirements of SFAS 157 related to financial assets and financial liabilities will be effective for the first quarter of our fiscal year beginning November 1, 2008. We believe that the adoption of SFAS 157 for financial assets and financial liabilities will not have a material impact on our financial position, results of operations, or cash flows. We are evaluating the impact SFAS 157 will have on our financial statements when we apply it to non-financial assets and non-financial liabilities beginning in the first quarter of our fiscal year beginning November 1, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement will be effective for our fiscal year beginning November 1, 2008. We believe that the adoption of SFAS 159 will not have a material impact on our financial position, results of operations, or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods, services to be used in future research, and development activities to be recorded as an asset, with the payments expensed when the research and development activities are performed. EITF 07-3 applies to new contractual arrangements we enter into in our fiscal year beginning November 1, 2008. We believe that adoption of EITF 07-3 will not have a material effect on our financial position, results of operations, or cash flows.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. SFAS 161 does not change the accounting treatment for derivative instruments, and therefore, the adoption will not have any impact on our financial position, results of operations, or cash flows. SFAS 161 is effective for the first quarter of our fiscal year beginning November 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders of unvested awards to receive non-forfeitable dividends or dividend equivalents should be considered participating securities. We have some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities once we adopt FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of earnings per share (EPS) using the “two-class method.” The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for the first quarter of our fiscal year beginning November 1, 2009. We are currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on our calculation of EPS.

Quarterly Results

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters ending October 31, 2008. In the opinion of management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except for common share and per common share data.

	———————————— 2007 ————————————					———————————— 2008 ————————————
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Revenues from contracts	$43,297	$40,682	$39,206	$45,660	$168,845	$41,610	$43,888	$48,695	$46,955	$181,147
Revenues from royalty agreements	247 ----------	372 ----------	336 ----------	575 ----------	1,530 ----------	1,115 ----------	1,396 ----------	1,253 ----------	1,419 ----------	5,184 ----------
Total revenues	$43,544	$41,054	$39,542	$46,235	$170,375	$42,725	$45,284	$49,948	$48,374	$186,331
Operating expenses:
Contract costs	28,860	28,583	27,062	31,628	116,133	29,371	31,492	34,572	34,400	129,835
Research and development	3,585	3,410	3,756	3,453	14,204	2,979	3,554	3,953	2,630	13,116
General and administrative	7,959 ----------	6,585 ----------	7,101 ----------	7,089 ----------	28,734 ----------	7,995 ----------	7,403 ----------	8,205 ----------	6,990 ----------	30,593 ----------
Total operating expenses	40,404 ----------	38,578 ----------	37,919 ----------	42,170 ----------	159,071 ----------	40,345 ----------	42,449 ----------	46,730 ----------	44,020 ----------	173,544 ----------
Operating income	3,140	2,476	1,623	4,065	11,304	2,380	2,835	3,218	4,354	12,787
Interest income (expense), net	160 ----------	105 ----------	189 ----------	229 ----------	683 ----------	233 ----------	147 ----------	158 ----------	223 ----------	761 ----------
Income before provision (benefit) for income taxes	3,300	2,581	1,812	4,294	11,987	2,613	2,982	3,376	4,577	13,458
Provision (benefit) for income taxes	1,437 ----------	1,001 ----------	835 ----------	1,902 ----------	5,175 ----------	1,125 ----------	967 ----------	1,411 ----------	2,028 ----------	5,531 ----------
Net income	$1,863 ======	$1,580 ======	$977 ======	$2,392 ======	$6,812 ======	$1,488 ======	$2,015 ======	$1,965 ======	$2,549 ======	$8,017 ======
Net income, per common share
Basic	$0.16	$0.13	$0.08	$0.20	$0.56	$0.12	$0.16	$0.16	$0.20	$0.64
Diluted	$0.15	$0.13	$0.08	$0.19	$0.55	$0.12	$0.16	$0.15	$0.20	$0.63
Number of shares used in calculating net income per common share
Basic	11,973	12,039	12,171	12,218	12,100	12,344	12,400	12,538	12,622	12,475
Diluted	12,171	12,285	12,381	12,397	12,314	12,517	12,523	12,741	12,844	12,681

At times, we have experienced fluctuations in our quarterly results. Management believes that these fluctuations are an inherent part of the business and could continue into the future. These have included costs associated with uneven flows of incoming material, the level of R&D spending during any given quarter, the use of target indirect rates at interim reporting periods, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the United States Government contracting and budget cycles, the timing of contract awards, and changes in estimates that impact our effective tax rate.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At October 31, 2008, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers. Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 140 days, as of October 31, 2008. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk associated with the current credit environment.

As of October 31, 2008, our total cash and investments balance that was sensitive to interest rate risk was approximately $59,094,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $210,000.

The following table summarizes our cash and cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	2008	2007
Cash and cash equivalents	$4,668	$5,250
Available-for-sale securities:
Short-term tax-exempt	45,045	29,683
Long-term tax-exempt	9,381 ----------	4,114 ----------
	$59,094 ======	$39,047 ======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo, the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (4.00% at October 31, 2008).

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

We have audited the accompanying consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2008, and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008. These financial statements are the responsibility of Applied Signal Technology, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Signal Technology, Inc. at October 31, 2008, and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2008, in conformity with United States generally accepted accounting principles.

As discussed in Note 7 to the Notes to Consolidated Financial Statements, Applied Signal Technology, Inc. changed its method of accounting for uncertain tax positions as of November 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Signal Technology, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 8, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California January 8, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Applied Signal Technology, Inc.

We have audited Applied Signal Technology, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Signal Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Applied Signal Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2008, and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008, and our report dated January 8, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California January 8, 2009

Consolidated Statements of Operations
(in thousands, except per share data)

	———— Year Ended October 31, ————
	2008	2007	2006
Revenues from contracts	$181,147	$168,845	$161,193
Revenues from royalty agreements	5,184 ----------	1,530 ----------	720 ----------
Total revenues	$186,331	$170,375	$161,913
Operating expenses:
Contract costs	129,835	116,133	107,898
Research and development	13,116	14,204	19,165
General and administrative	30,593 ----------	28,734 ----------	25,978 ----------
Total operating expenses	173,544 ----------	159,071 ----------	153,041 ----------
Operating income	12,787	11,304	8,872
Interest income and other, net	1,296	1,356	1,024
Interest expense	(535) ----------	(673) ----------	(709) ----------
Income before provision for income taxes	13,548	11,987	9,187
Provision for income taxes	5,531 ----------	5,175 ----------	4,860 ----------
Net income	$8,017 ======	$6,812 ======	$4,327 ======
Net income per common share
Basic	$0.64	$0.56	$0.37
Diluted	$0.63	$0.55	$0.36
Number of shares used in calculating net income per common share
Basic	12,475	12,100	11,739
Diluted	12,681	12,314	11,994
See accompanying notes.

Consolidated Balance Sheets
(in thousands)

	——— October 31, ———
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,668	$5,250
Short-term investments	45,045 ----------	29,683 ----------
Total cash, cash equivalents, and short-term investments	49,713	34,933
Accounts receivable:
Billed	22,224	25,097
Unbilled	17,891 ----------	19,379 ----------
Total accounts receivable	40,115	44,476
Inventory	8,141	5,944
Refundable income taxes	—	647
Prepaid and other current assets	10,155 ----------	9,760 ----------
Total current assets	108,124	95,760
Property and equipment, at cost:
Machinery and equipment	43,146	41,075
Furniture and fixtures	4,737	4,676
Leasehold improvements	17,537	14,584
Construction in process	353 ----------	2,230 ----------
	65,773	62,565
Accumulated depreciation and amortization	(50,660) ----------	(46,096) ----------
Property and equipment, net	15,113	16,469
Long-term investment	9,381	4,114
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	162	616
Long-term deferred tax asset	4,410	5,021
Other assets	865 ----------	789 ----------
Total assets	$158,019 ======	$142,733 ======

Consolidated Balance Sheets (continued)
(in thousands)

	——— October 31, ———
	2008	2007
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,687	$3,848
Accrued payroll and related benefits	14,383	13,135
Note payable	1,429	1,429
Income taxes payable	498	14
Other accrued liabilities	3,513 ----------	1,997 ----------
Total current liabilities	25,510	20,423
Long-term note payable	3,929	5,357
Accrued rent	2,396	1,658
Other long-term liabilities	1,451	459
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares – 12,822,323 at October 31, 2008, and 12,388,422 at October 31, 2007	70,145	61,849
Retained earnings	54,626	52,953
Accumulated comprehensive income	(38) ----------	34 ----------
Total shareholders’ equity	124,733 ----------	114,836 ----------
Total liabilities and shareholders’ equity	$158,019 ======	$142,733 ======
See accompanying notes.

Consolidated Statements of Cash Flows
(in thousands)

	———— Year Ended October 31, ————
	2008	2007	2006
Operating activities:
Net income	$8,017	$6,812	$4,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,138	5,649	5,279
Stock-based compensation	4,779	4,150	4,283
Excess tax benefits from stock-based payment arrangements	(37)	(54)	(180)
Changes in:
Accounts receivable	4,361	(3,897)	7,887
Income tax receivable	752	—	513
Inventory, prepaid expenses and other current assets	(2,697)	2,680	(7,867)
Other assets	519	380	317
Accrued lease incentives	877	—	—
Accounts payable and accrued liabilities	5,454 ----------	(1,565) ----------	(3,772) ----------
Net cash provided by operating activities	28,163	14,155	10,787
Investing activities:
Purchases of available-for-sale securities	(109,964)	(76,411)	(77,853)
Maturities of available-for-sale securities	88,935	70,877	60,000
Additions to property and equipment	(3,800) ----------	(4,451) ----------	(5,037) ----------
Net used in investing activities	(24,829)	(9,985)	(22,890)
Financing activities:
Issuances of common stock	4,044	4,394	4,484
Shares repurchased for tax withholding of vested restricted stock awards	(279)	(59)	—
Excess tax benefits from stock-based payment arrangements	37	54	180
Term loan	(1,428)	(1,429)	(1,429)
Dividends paid	(6,290) ----------	(6,074) ----------	(5,858) ----------
Net cash (used in) financing activities	(3,916) ----------	(3,114) ----------	(2,623) ----------
Net increase (decrease) in cash and cash equivalents	(582)	1,056	(14,726)
Cash and cash equivalents at beginning of year	5,250 ----------	4,194 ----------	18,920 ----------
Cash and cash equivalents at end of year	$4,668	$5,250	$4,194
Supplemental disclosure of cash flow information:
Interest paid	$382	$556	$586
Income taxes paid	$7,005	$3,873	$5,997
See accompanying notes.

Consolidated Statement of Shareholders’ Equity
(in thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at October 31, 2005 (as reported)	11,528,318	$44,149	$53,853	$127	$98,129
Issuance of common shares to employees under stock compensation plans	393,785	4,484	—	—	4,484
Stock-based compensation expense	—	4,283	—	—	4,283
Dividends declared	—	—	(5,908)	—	(5,908)
Tax benefit related to stock plans	—	379	—	—	379
Other comprehensive income	—	—	—	(64)	(64)
Net income	— ------------	— ------------	4,327 ------------	— ------------	4,327 ------------
Balance at October 31, 2006 (as reported)	11,922,103 ------------	$53,295 ------------	$52,272 ------------	$63 ------------	$105,630 ------------
Issuance of common shares to employees under stock compensation plans, net of repurchases	466,319	4,336	—	—	4,336
Stock-based compensation expense	—	4,150	—	—	4,150
Dividends declared	—	—	(6,131)	—	(6,131)
Tax benefit related to stock plans	—	68	—	—	68
Other comprehensive income	—	—	—	(29)	(29)
Net income	— ------------	— ------------	6,812 ------------	— ------------	6,812 ------------
Balance at October 31, 2007 (as reported)	12,388,422 ------------	$61,849 ------------	$52,953 ------------	$34 ------------	$114,836 ------------
Issuance of common shares to employees under stock compensation plans, net of repurchases	433,901	3,765	—	—	3,765
Stock-based compensation expense	—	4,779	—	—	4,779
Dividends declared	—	—	(6,344)	—	(6,344)
Tax deficiency related to stock plans	—	(248)	—	—	(248)
Other comprehensive income	—	—	—	(72)	(72)
Net income	— ------------	— ------------	8,017 ------------	— ------------	8,017 ------------
Balance at October 31, 2008	12,822,323 ------------	$70,145 ------------	$54,626 ------------	$(38) ------------	$124,733 ------------
See accompanying notes.

Notes to Consolidated Financial Statements, October 31, 2008

Note 1: Organization and Summary of Significant Accounting Policies

Organization

Applied Signal Technology, Inc. (AST) provides advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. We provide products and services for both SIGINT and sensor signature processing. Our SIGINT competencies include communications intelligence (COMINT) focusing on broadband tactical wireless networks, and electronic intelligence (ELINT). Our sensor signature expertise includes processing information from electro-optic, sonar, radar, magnetic, and chemical sensors to detect changes in the environment. We develop and manufacture sophisticated sensors and digital signal processing equipment that use advanced software.

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

As a supplier to the United States Government, we are required to comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new Government contracts. Among the causes for the suspension are violations of various statutes, including those related to procurement integrity, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The Government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. The Government audits and investigations can take several years to complete. Depending on the results of these audits and investigations, the Government may make claims against us or take exception to certain costs we determined to be recoverable. In the period management determines recoverability is not likely, reserves are established for the estimated loss by a charge to operating income.

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred, including overhead, research and development, and general and administrative expenses. Stock compensation expense is generally not reimbursable under these contracts. During fiscal year 2008, we did not apply indirect costs to subcontract costs that were in excess of $250,000 and that met certain other predetermined criteria.

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

Our time-and-materials contracts are performed on a level-of-effort basis. We recognize revenue for these contracts by applying a negotiated billing rate to the level of effort.

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations, as they are incurred. Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated costs to complete. On fixed-price contracts, we bear the risk of any unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, and these costs could have a materially adverse affect on our results of operations and results of operations.

We have one licensing agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $5,184,000, $1,530,000, and $720,000 to revenues and operating income during fiscal years 2008, 2007, and 2006, respectively.

The following table represents our revenue concentration during the respective periods by contract type.

	FY08	FY07	FY06
Cost-reimbursement contracts	69%	71%	79%
Fixed-price contracts	10%	14%	17%
Time-and-materials contracts	18%	14%	4%
Royalty contracts	3% ---------	1% ---------	— ---------
	100% ======	100% ======	100% ======
a dash (—) designates less than 1% revenue concentration

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	FY08	FY07	FY06
ASA	15%	9%	—
High Beam	15%	—	—
Tiffany	13%	15%	5%
Stone Face II	12%	12%	5%
Specter	5%	14%	17%
Stone Face I	—	—	9%
Simple Edge	— ---------	— ---------	7% ---------
	60% ======	50% ======	43% ======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: ASA, Tiffany, Stone Face II, Stone Face I, and Simple Edge. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations.

ASA is a time-and-materials contract, which significantly increased the revenue concentration of time-and-materials contracts during fiscal year 2008 and 2007. All of the other contracts referenced were cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending October 31, 2008, and October 31, 2007, were approximately $1,283,000 and $4,465,000, respectively. Approximately $4,113,000 of the October 31, 2007, balance was recognized as revenues during fiscal year 2008.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust our planned indirect spending during the year, we can modify our billing rates to our customers through the Defense Contract Audit Agency in accordance with Federal Acquisition Regulations, or we can record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At the end of fiscal year 2008, we absorbed a favorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customer. Consequently, we decreased revenues by approximately $1,657,000 and operating expenses by approximately $1,243,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government, and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during fiscal years 2008, 2007, and 2006.

Inventory valuation and disposal. Typical life cycles of our products are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell our products, which includes raw materials. Historically, we have sold our inventory at or above cost, so there was typically no decrement in valuation. When we determine that a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory, and record the associated reduction to inventory.

We recorded a write-down of approximately $1,329,000 during fiscal year 2008 to reflect the estimated market value of one class of our inventoried products; these charges were included in contract costs in our statement of operations. Disposals associated with our raw material represent a minor amount and is included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. During fiscal year 2008, disposals of obsolete products amounted to approximately $251,000. Inventory activities during fiscal year 2007 included a write-down of approximately $415,000 and disposals of obsolete products of approximately $187,000.

Income Taxes

Income taxes. We estimate our income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate can differ from the statutory rate primarily due to the non-tax-deductible nature of certain types of stock-based compensation expense. In addition, our process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing certain expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority according to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Please refer to “Notes to Consolidated Financial Statements, Note 7: Income Taxes” for further information.

Price Redetermination

As a Government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2008, 2007, or 2006.

Cash, Cash Equivalents, and Investments

We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our remaining securities are classified as available for sale and are carried at fair market value in short-term and long-term investments. At October 31, 2008, all of our short-term and long-term investments consist of tax-exempt securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. The fair value of short-term and long-term investments is determined based on either quoted market prices for certain securities, or based on observable inputs either directly or indirectly related to the specific security or asset class. Realized gains and losses on sales of available-for-sale securities were not material for fiscal years 2008, 2007, and 2006.

The following tables summarize our cash and cash equivalents, short-term securities, and long-term securities (in thousands).

	——————————————— October 31, 2008 ———————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash and cash equivalents	$4,668	$—		$4,668
Available-for-sale securities:
Short-term tax exempt	45,006	39		45,045
Long-term tax exempt	9,380 ----------	10 ----------	(9) ----------	9,381 ----------
	$59,054 ======	$49 ======	$(9) ======	$59,094 ======

	————————— October 31, 2007 —————————
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Market Value
Cash and cash equivalents	$5,250	$—	$5,250
Available-for-sale securities:
Short-term tax exempt	29,671	12	29,683
Long-term tax exempt	4,108 ----------	6 ----------	4,114 ----------
	$39,029 ======	$18 ======	$39,047 ======

The following table summarizes the maturities of our available-for-sale investments (in thousands).

	October 31, 2008	October 31, 2007
Due in one year or less	$45,045	$29,683
Due in one to two years	9,381 ----------	4,114 ----------
	$54,426 ======	$33,797 ======

Restricted Cash

We had restricted cash balances of approximately $605,000 and $562,000 at October 31, 2008, and October 31, 2007, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $161,000 and $194,000 was included in prepaids and other current assets on October 31, 2008, and October 31, 2007, respectively. Approximately $444,000 and $368,000 was included in other assets on October 31, 2008, and October 31, 2007, respectively.

Property and Equipment

Machinery and equipment as well as furniture and fixtures are depreciated by using the straight-line method over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized by using the straight-line method over the lesser of the useful life of the assets or the lease term. Construction in process includes costs incurred to build leasehold improvements and test equipment that has not yet been placed into service.

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

Based on our analysis, we concluded no impairment existed at October 31, 2008.

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

Based on our analysis, no impairment was indicated at October 31, 2008 under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

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

	—— Year Ended October 31, ——
	2008	2007	2006
Numerator:
Net income	$8,017	$6,812	$4,327
Denominator:
Shares used to compute net income per common share – basic	12,475	12,100	11,739
Effect of dilutive stock options and non-vested shares	206 ---------	214 ---------	255 ---------
Shares used to compute net income per common share – diluted	12,681 ======	12,314 ======	11,994 ======
Net income per common share – basic	$0.64 ======	$0.56 ======	$0.37 ======
Net income per common share – diluted	$0.63 ======	$0.55 ======	$0.36 ======

We excluded approximately 886,000, 971,000, and 860,000 potential common shares for fiscal years 2008, 2007, and 2006 from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive.

Comprehensive Income

The components of our annual comprehensive income, net of tax, are as follows (in thousands).

	—— Year Ended October 31, ——
	2008	2007	2006
Net income	$8,017	$6,812	$4,327
Unrealized gain on securities	22	17	6
Unrealized loss on derivative	(94) ---------	(46) ---------	(70) ---------
Comprehensive income	$7,945 ======	$6,783 ======	$4,263 ======

The balance of accumulated comprehensive income on securities as of October 31, 2008, and October 31, 2007, was approximately $40,000 and $18,000, respectively. Derivative-related accumulated comprehensive loss balance as of October 31, 2008, was approximately $78,000, and as of October 31, 2007, the derivative-related accumulated balance was a gain of approximately $16,000.

Dividends

We pay dividends at the rate of $0.50 per share per annum, payable quarterly. However, the dividend is subject to approval by the Board of Directors and is reviewed quarterly.

Total dividends paid during fiscal years 2008, 2007, and 2006 were approximately $6,290,000, $6,074,000, and $5,858,000, respectively.

At October 31, 2008, and October 31, 2007, accrued dividends of approximately $1,603,000 and $1,549,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have the following stock-based compensation programs that provide our Board of Directors discretion in creating employee equity incentives. As of October 31, 2008, there was a total of 1,023,462 shares reserved for future issuance under all of our equity incentive plans and our ESPP.

Employee Stock Purchase Plan. We maintain our 1993 Employee Stock Purchase Plan (ESPP), and have reserved 4,900,000 shares of common stock for issuance to employees under the ESPP. The ESPP was adopted by the Board of Directors on January 22, 1993, and approved by the shareholders on February 22, 1993. During fiscal year 2008, eligible employees purchased common stock through payroll deductions (which cannot exceed 10% of any employee’s compensation) at 85% of the lower of its fair market value at the beginning of an offering period or the end of a six-month purchase period. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective, May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. Consequently, there is no reset feature associated with the new offering periods. As a result of the modification to the ESPP, the December 1, 2006 offering period, originally scheduled to end on November 30, 2008, was the final twenty-four month offering. On August 20, 2008, the Board of Directors increased the purchase price and eliminated the look-back provision for offering periods beginning on or after December 1, 2008. The purchase price for participants will be 95% of the fair market value on the date of purchase, and therefore, will be prospectively non-compensatory under the provisions of SFAS 123R. As of October 31, 2008, 380,264 shares remain reserved for issuance and eligible for purchase under the 1993 Plan.

Stock Option Plan – 1991. Our 1991 Stock Option Plan (1991 Plan) provided for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant. The exercise price of the options granted under this plan were 100% or greater than the fair market value on the date of grant. Some options are exercisable only at the end of a two-year vesting period and some options are exercisable at the rate of 20% per year over five years. The 1991 Plan expired on January 19, 2001, and all remaining shares reserved for issuance expired. Options to purchase an aggregate of 125,409 shares of our common stock remain outstanding under the 1991 Plan as of October 31, 2008.

Stock Option Plan – 2000. Our 2000 Stock Option Plan (2000 Plan) was adopted by the Board of Directors on May 11, 2000, and provided for the granting of non-qualified stock options to our employees and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 through 2006 vest at the rate of 20% per year over five years, on the anniversary date of the grant date. In November 2007, the Board of Directors voted to terminate the 2000 Plan. Options to purchase an aggregate of 533,467 shares of our common stock remain outstanding under the 2000 Plan as of October 31, 2008.

Stock Option Plan – 2001. Our 2001 Stock Option Plan (2001 Plan) was adopted by the Board of Directors on November 16, 2000, and approved by the shareholders on March 15, 2001. The 2001 Plan provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 and beyond vest at the rate of 20% per year over five years, on the anniversary date of the grant date. Options to purchase an aggregate of 277,442 shares of our common stock are outstanding and 53,884 shares remain available for grant under the 2001 Plan as of October 31, 2008.

Stock Incentive Plan – 2004. Our 2004 Stock Incentive Plan (2004 Plan) was adopted by the Board of Directors on November 20, 2003 and approved by the shareholders on March 10, 2004. On March 14, 2008, the shareholders approved an increase of 500,000 shares to the number of shares of common stock that may be issued under the 2004 Plan. The 2004 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to our employees, directors, and consultants. The exercise price for an option is equal to 100% of the fair market value of the common stock on the date of grant. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for the award shall be services actually rendered to us or for our benefit. Some options vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of eight years. Other options vest over five years, at the rate of 20% per year. Options to purchase an aggregate of 273,000 shares of our common stock are outstanding, the common stock balance includes 175,402 shares of restricted stock, and 589,314 shares remain available for grant under the 2004 Plan as of October 31, 2008.

Prior to fiscal year 2006, we used stock options as the primary component of our stock-based incentive plans for officers, directors, and employees. In fiscal year 2006, we began granting restricted stock to our officers and directors. During 2007 and 2008, we granted restricted stock to officers and non-officer employees. The restrictions typically will lapse in four equal annual installments, on each anniversary of the grant date, conditioned on continued employment. During fiscal year 2007, we granted restricted stock to our directors, and the restrictions for the majority of the grants will lapse in three equal annual installments.

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

	—— Year Ended October 31, ——
	2008	2007	2006
Contract costs	$2,747	$2,388	$2,493
Research and development	177	177	229
General and administrative	1,855 ----------	1,585 ----------	1,561 ----------
Stock-based compensation expense before income taxes	$4,779	$4,150	4,283
Income taxes	(1,029) ----------	(850) ----------	(804) ----------
Stock-based compensation expense after income taxes	$3,750	$3,300	$3,479
Reduction to basic net income per share	$0.30	$0.27	$0.30
Reduction to diluted net income per share	$0.30	$0.27	$0.29

We estimated the fair value of options granted and shares issued under our ESPP by using the Black-Scholes valuation model using the following weighted average assumptions.

	Employee Stock Options	————— Employee Stock Purchase Plan —————
	2006	2008	2007	2006
Risk-free interest rate	5.0%	2.0%	4.6%	4.9%
Expected life (years)	5.0	0.5	1.9	1.6
Expected volatility	44%	39%	39%	39%
Expected dividends	2.8%	3.9%	2.5%	2.2%
Weighted average fair value	$6.42	$3.79	$5.59	$6.35

We did not grant options during fiscal years 2008 and 2007.

Our determination of the grant-date fair value of our ESPP using an option pricing model and the resulting compensation expense that is recognized are affected by our stock price as well as assumptions regarding a number of variables. These factors include, but are not limited to, our expected stock price volatility, the projected life, the expected dividend yield, and the risk-free interest rate. Changes in the assumptions can materially affect the estimated fair value and the expense recognized.

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the ESPP offering date. For our ESPP offering periods beginning prior to June 1, 2007, the expected life was based on the six-month purchase periods within each twenty-four-month offering period. Offering periods beginning after that date have a six-month purchase period and we use an expected life of six months. Our computation of expected volatility reflects a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price.

Stock-based compensation expense recognized in the consolidated statement of operations reflects estimated forfeitures that are based on historical option forfeitures.

The net cash proceeds associated with our ESPP were $ 3,195,000, $3,531,000, and $3,365,000 for fiscal years 2008, 2007, and 2006, respectively.

As of October 31, 2008, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $76,000, and was expected to be recognized over the remaining 30-day period.

On November 30, 2007, the closing stock price on our ESPP purchase date was lower than the December 1, 2006, offering date, and therefore, all participants were re-enrolled into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. This re-enrollment effectively canceled the final six-month purchase period of the original twenty-four month offering. In addition, as a result of the modification, approximately $89,000 of incremental compensation expense was generated at December 1, 2007, and this was recognized during fiscal year 2008.

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

The following table summarizes the option activity under all stock option plans.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2005	1,479,304	$17.32
Granted	217,000	$17.90
Exercised	(108,375)	$10.32
Forfeitures or expirations	(40,150) ------------	$19.54 ------------
Outstanding at October 31, 2006	1,547,779	$17.83
Exercised	(90,091)	$9.58
Forfeitures or expirations	(47,964) ------------	$18.65 ------------
Outstanding at October 31, 2007	1,409,724	$18.33
Exercised	(77,730)	$10.91
Forfeitures or expirations	(122,676) ------------	$25.78 ------------
Outstanding at October 31, 2008	1,209,318	$18.05	4.75	$3,712,345

Vested or expected to vest at October 31, 2008	1,185,901	$18.04	4.70	$3,711,321

Exercisable at October 31, 2008	982,513	$17.45	4.33	$3,704,869

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between our closing stock price on the last trading day of fiscal year 2008 and the exercise price for those options in the money, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on October 31, 2008. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised was approximately $313,000, $584,000, and $971,000, for fiscal years 2008, 2007, and 2006, respectively.

As of October 31, 2008, approximately $1,571,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 1.96 years.

Net cash proceeds from the exercise of stock options were approximately $848,000, $863,000, and $1,119,000 for fiscal years 2008, 2007, and 2006, respectively.

The following table summarizes our restricted stock grant activity.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2006	61,875	$19.58
Grants	118,813	$17.64
Vested	(15,472)	$19.58
Forfeitures	(1,950) ----------	$18.06 ----------
Nonvested at October 31, 2007	163,266	$17.35
Grants	95,000	$14.81
Vested	(69,753)	$17.35
Forfeitures	(13,111) ----------	$17.55
Nonvested at October 31, 2008	175,402 ----------	$16.11

The total fair value of restricted stock grants vested in fiscal years 2008 and 2007 was $1,210,000 and $303,000, respectively. Our unrecognized compensation cost related to nonvested (restricted) stock is approximately $2,160,000, and is expected to be recognized over a weighted average period of 3.50 years.

We realized an income tax deficiency from stock options exercised and restricted stock vested of approximately $247,000 during fiscal year 2008. We realized an income tax benefit from stock option exercises and restricted stock vested during fiscal years 2007 and 2006 of approximately $68,000 and $379,000, respectively. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options and the vesting of restricted stock, if any, as financing cash flows rather than operating cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. FSP 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS 157 for one year for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value on a recurring basis. The measurement and disclosure requirements of SFAS 157 related to financial assets and financial liabilities will be effective for the first quarter of our fiscal year beginning November 1, 2008. We believe that the adoption of SFAS 157 for financial assets and financial liabilities will not have a material impact on our financial position, results of operations or cash flows. We are evaluating the impact SFAS 157 will have on our financial statements when we apply it to non-financial assets and non-financial liabilities beginning in the first quarter of our fiscal year beginning November 1, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement will be effective for our fiscal year beginning November 1, 2008. We believe that the adoption of SFAS 159 will not have a material impact on our financial position, results of operations, or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods, services to be used in future research, and development activities to be recorded as an asset, with the payments expensed when the research and development activities are performed. EITF 07-3 applies to new contractual arrangements we enter into in our fiscal year beginning November 1, 2008. We believe that adoption of EITF 07-3 will not have a material effect on our financial position, results of operations, or cash flows.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. SFAS 161 does not change the accounting treatment for derivative instruments, and therefore, the adoption will not have any impact on our financial position, results of operations, or cash flows. SFAS 161 is effective for the first quarter of our fiscal year beginning November 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders of unvested awards to receive non-forfeitable dividends or dividend equivalents should be considered participating securities. We have some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities once we adopt FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of earnings per share (EPS) using the “two-class method.” The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for the first quarter of our fiscal year beginning November 1, 2009. We are currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on our calculation of EPS.

Note 2: Customer Concentration

The following table identifies the source of our revenues for fiscal years 2008, 2007, and 2006 by customer type.

	FY08	FY07	FY06
Intelligence agencies	80%	78%	74%
Military	16%	20%	23%
Commercial	4%	2%	2%
Foreign	— ----------	— ----------	1% ----------
	100% ======	100% ======	100% ======
a dash (—) designates less than 1% revenue concentration

Within the customer types, two intelligence agencies and one branch of the military represented a significant portion of revenues. The table below identifies the revenue concentration (as a percentage of total revenues) from each significant customer.

	FY08	FY07	FY06
First intelligence agency	25%	26%	24%
Second intelligence agency	50%	47%	46%
One branch of the military	12% ----------	15% ----------	17% ----------
	87% ======	88% ======	87% ======

Revenues from the United States Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY08	FY07	FY06
Direct purchases	65%	69%	60%
Subcontracts	31% ----------	29% ----------	37% ----------
	96% ======	98% ======	97% ======

 Note 3: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands).

	—— October 31, ——
	2008	2007
Raw materials	$799	$904
Work in process	6,911	4,597
Finished goods	431 ----------	443 ----------
	$8,141 ======	$5,944 ======

Inventory activities during fiscal year 2008 included a write-down of approximately $1,329,000 during fiscal year 2008 and disposals of obsolete products of approximately $251,000. Inventory activities during fiscal year 2007 included a write-down of approximately $415,000 and disposals of obsolete products of approximately $187,000.

Note 4: Goodwill and Intangible Assets

The goodwill and identifiable intangible assets are related to our July 2005 acquisition of Dynamics Technology, Inc. (DTI).

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in fiscal year 2008.

Intangible Assets

The tables below present information on our identifiable intangible assets that are subject to amortization (in thousands).

		———————— October 31, 2008 ————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 years	$1,720	$(1,720)	$—
Existing technology	5 years	340	(227)	113
Patent	18 years	60 ---------	(11) ---------	49 ---------
Total		$2,120 ======	$(1,958) ======	$162 ======

		———————— October 31, 2007 ————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 years	$1,720	($1,338)	$382
Existing technology	5 years	340	(158)	182
Patent	18 years	60 ---------	(8) ---------	52 ---------
Total		$2,120 ======	($1,504) ======	$616 ======

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $454,000, $644,000, and $745,000, during fiscal years 2008, 2007, and 2006, respectively.

As of October 31, 2008, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands).

Fiscal Years
2009	71
2010	49
2011	3
2012–2023	39 --------
Total	$162 =====

Note 5: Borrowing Arrangements

Revolving Line of Credit

At October 31, 2008, we had a revolving line of credit (the Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit was renewed on February 21, 2008, and it will expire on March 1, 2009.

At October 31, 2008, we had three standby letters of credit under the Line of Credit, totaling approximately $1,407,000. One letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at October 31, 2007, and October 31, 2006. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at October 31, 2007, and October 31, 2006. The third letter of credit, a requirement of one of our customers had a committed balance of $36,000. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (4.0% at October 31, 2008) and interest on those borrowings are payable monthly. As security for its indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term Loan and Interest Rate Swap

Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan).

The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (4.00% at October 31, 2008). The Term Loan is for a seven-year term ending on July 1, 2012. Payment terms of the loan agreement include monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2008, we were in compliance with these covenants.

The following table sets forth our scheduled debt maturities under the Term Loan (in thousands).

Year	Debt Maturities
2009	1,429
2010	1,429
2011	1,429
Thereafter	1,071 ----------
Total	$5,358 ======

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of an interest rate swap agreement with Wells Fargo. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap is designated as a cash flow hedge and is accounted for under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). No losses on the agreement due to counterparty credit issues are anticipated. Under this swap, we pay an interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, we exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2008, the effective portion of the hedge was a deferred loss of approximately $78,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $93,000 of the loss to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there were any, would impact earnings as it occurs. There was no ineffective portion of the outstanding swap as of October 31, 2008.

Note 6: Commitments

The following table sets forth our contractual obligations, excluding interest payments on our debt, as of October 31, 2008 (in thousands).

	———————————— Payments due by period ————————————
Fiscal Year	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$36,052	$7,550	$14,100	$7,678	$6,724
Loan obligations – principal	5,357	1,429	2,857	1,071	—
Purchase obligations	5,228 ----------	5,228 ----------	— ----------	— ----------	— ----------
Total	$46,637 ======	$14,207 ======	$16,957 ======	$8,749 ======	$6,724 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2009 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. During the first quarter of fiscal year 2008, approximately $998,000 of the cost for our leasehold improvements was funded by the landlord of our new facility in Torrance, California. This was determined to be a lease incentive. This lease incentive reduces our rent expense and will be amortized on a straight-line basis over the remaining period of our operating lease that ends in fiscal year 2015. This reduction to rent expense is generally equal to the increased amortization expense of the associated leasehold improvements Rent expense under operating leases was approximately $7,617,000, $7,208,000, and $6,252,000 in fiscal years 2008, 2007, and 2006, respectively.

Note 7: Income Taxes

The provision for income taxes for the years ended October 31, 2008, 2007, and 2006 consists of the following (in thousands).

	——— Year Ended October 31, ———
	2008	2007	2006
Federal
Current	$6,132	$4,589	$3,617
Deferred	(1,579) ---------	(374) ---------	272 ---------
	4,553	4,215	3,889
State
Current	1,200	994	930
Deferred	(222) ---------	(34) ---------	41 ---------
	978 ---------	960 ---------	971 ---------
Total	$5,531 ======	$5,175 ======	$4,860 ======

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows (in thousands).

	——— Year Ended October 31, ———
	2008	2007	2006
Computed expected tax provision	$4,742	$4,196	$3,215
State income tax, net of federal benefit	722	626	481
Stock-based compensation	840	778	920
Research and development credit	(580)	—	—
Tax-exempt interest	(394)	(463)	(184)
Tax asset adjustment	(332)	—	—
Meals and entertainment	259	213	218
Tax liability adjustment	—	—	369
Other items	274 ----------	(175) ----------	(159) ----------
Total	$5,531 ======	$5,175 ======	$4,860 ======
Effective tax rate	40.82%	43.17%	52.90%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands).

	—— October 31, ——
	2008	2007
Deferred tax assets:
Accrued expenses and reserves	$5,310	$3,012
Net operating loss carryforward	1,025	2,314
Stock-based compensation	1,908	1,603
Depreciation and amortization	2,438	1,352
Other items	655 ---------	339 ---------
Total deferred tax assets	11,336	8,620
Deferred tax liabilities:
Accrued expenses and reserves	(572)	(704)
DTI – Intangibles	(65)	(248)
Other items	— ---------	— ---------
Total deferred tax liabilities	(637) ---------	(952) ---------
Total deferred tax assets/(liabilities)	$10,699 ======	$7,668 ======

Current deferred tax asset balances at October 31, 2008, and 2007 were approximately $6,290,000 and $2,647,000, respectively, and included in prepaids and other current assets in the accompanying balance sheets. Long-term deferred tax assets balances at October 31, 2008, and 2007 were approximately $4,409,000 and $5,021,000, respectively, and are included in long-term deferred tax assets in the accompanying balance sheets.

During the second quarter of fiscal year 2008, we filed an Application for Change in Accounting Method with the Internal Revenue Service (IRS) under the automatic-consent provisions. Based upon the change in method filed with the IRS, we re-measured our deferred tax asset balance related to the determination of tax basis depreciation on certain property and equipment assets as of October 31, 2006. This led to a tax benefit of approximately $332,000.

Deferred tax assets includes a net operating loss (NOL) carryforward incorporated as a result of the DTI acquisition in fiscal year 2005 and accounted for in the purchase of DTI. The utilization of the NOL carryforward against our taxable income is limited each year and may be carried forward up to fiscal year 2025. The DTI NOL available as of October 31, 2008, is approximately $2.9 million for both federal and Virginia purposes.

As of October 31, 2008, management has determined that our deferred tax assets are “more likely than not” to be realized in future periods and, therefore, we have not provided a valuation allowance on the deferred tax asset.

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

During fiscal year 2008, we recorded total gross unrecognized tax benefits of approximately $1,450,000, primarily due to uncertain tax positions related to our tax credits and tax treatment of certain temporary differences. If recognized, approximately $215,000 would impact our effective tax rate. Interest and penalties related to unrecognized tax benefits are included within the provision for income taxes in our statement of operations. We recognized approximately $252,000 of interest and penalties relating to unrecognized tax benefits as of October 31, 2008.

The fiscal year 2008 activity of our FIN 48 uncertain tax positions, including all federal and state jurisdictions is as follows (in thousands):

Balance, beginning of year	$—
Additions for tax positions related to the current year	1,450
Additions for tax positions from the prior years	—
Reductions for tax positions from prior years	—
Statute of limitations expirations	— ---------
Balance, end of year	$1,450 =====

Note 8: Retirement Plan

All employees who perform at least 1,000 hours of service per year are covered under our retirement plan (the Retirement Plan). The Retirement Plan is maintained by an outside administrator. Currently, company contributions to the Retirement Plan are based on qualified compensation up to a maximum of 6% of $235,000 per employee, per annum at the rate of $0.75 per $1.00 contributed by the employee. This is a change from the Retirement Plan through fiscal year 2008, which was calculated at the rate of 4% of qualified compensation up to a maximum of $230,000 per employee per annum. Contributions continue to be discretionary and we continue to accrue the accumulated contributions, which are payable biweekly, to the Retirement Plan’s administrator. We have incurred approximately $3,150,000, $2,925,000, and $2,916,000 in expense under the Retirement Plan for fiscal years 2008, 2007, and 2006, respectively.

Note 9: Segment Reporting

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

Note 10: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $181,000, $306,000, and $279,000 for fiscal years 2008, 2007, and 2006, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to 1) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises and 2) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheet as of October 31, 2008, or 2007.

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

On August 12, 2008, a purported shareholder derivative action was filed in the Superior Court, State of California. Shoemaker v. Devine et al., No. 1:08-CV-119810. It is brought on purported behalf of the Company, against current and former members of the Board of Directors, our Chief Financial Officer, and our former Chief Executive Officer, asserting that these individuals breached their fiduciary duties, based on essentially the same allegations as the class action case. No damages are specified. On January 9, 2009, the Court sustained demurrers to the Complaint, with leave to amend.

Note 11: Change in Management

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

As a result, we recognized accrued severance of approximately $1,180,000 during the second quarter of fiscal year 2008. In addition, we believe that severance expense is recoverable through our indirect rates, and therefore, we increased our indirect rate variance included in inventory by approximately $1,180,000.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting by using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

The effectiveness of our internal control over financial reporting as of October 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in “Part II, Item 8: Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10‑K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B: Other Information

None.

Part III

The information required by Part III is incorporated by reference from the information identified below contained in the Applied Signal Technology, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2009 (the Proxy Statement). The Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this annual report.

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

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the sections in the Proxy Statement entitled “Director Compensation,” “Executive Compensation and Other Matters,” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

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

Part IV

Item 15: Exhibits and Consolidated Financial Statement Schedules

(a) (1) and (2) The following consolidated financial statements of Applied Signal Technology, Inc. are filed as part of this report under Item 8:

  Balance Sheets – October 31, 2008, and 2007
  Statements of Operations – Years ended October 31, 2008, 2007, and 2006
  Statement of Shareholders’ Equity – Years ended October 31, 2008, 2007, and 2006
  Statements of Cash Flows – Years ended October 31, 2008, 2007, and 2006
  Notes to Consolidated Financial Statements – October 31, 2008

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Listing of Exhibits – See Exhibit Index on page 74 of this report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology Inc. (Registrant)
Dated January 12, 2009	/s/ William B. Van Vleet III William B. Van Vleet III, Director, President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William B. Van Vleet and James E. Doyle, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title
/s/ William B. Van Vleet III William B. Van Vleet III	January 12, 2009	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ James E. Doyle James E. Doyle	January 12, 2009	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Milton E. Cooper Milton E. Cooper	January 12, 2009	Director
/s/ John P. Devine John P. Devine	January 12, 2009	Chairman of the Board
/s/ David D. Elliman David D. Elliman	January 12, 2009	Director
/s/ Marie S. Minton Marie S. Minton	January 12, 2009	Director
/s/ Robert J. Richardson Robert Richardson	January 12, 2009	Director
/s/ John R. Treichler John R. Treichler	January 12, 2009	Director

Annual Report on Form 10-K
Item 15(b)

Exhibits
Year Ended October 31, 2008

Applied Signal Technology Inc.
460 West California Avenue
Sunnyvale, CA 94086

AST
Index to Exhibits

Exhibit Number	Description of Document
2.1(19)	Agreement of Merger of Mercury Acquisition Corporation, a California Corporation, and Dynamics Technology, Inc., a California Corporation, dated July 1, 2005
3.1(1)	Second Amended and Restated Articles of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnification Agreement for directors and officers*
10.3(6)	1991 Stock Option Plan and forms of agreements thereunder*
10.4(1)	1993 Employee Stock Purchase Plan
10.6(1)	Summary Plan Description of 401(k) Retirement Plan*
10.7(2)	Lease Agreement, dated August 21, 1985, with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8(3)	Lease Agreements, dated November 23, 1994, with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.9(4)	Lease Agreement, dated May 31, 1996, with Constellation Real Estate, Inc., for 135 National Business Parkway
10.10(5)	Amendments to Lease Agreements, dated November 23, 1994, with Lincoln Property Company Management Services, Inc.
10.11(9)	2000 Stock Option Plan and forms and agreements thereunder
10.16(8)	Amendments to Lease Agreements, dated July 30, 2001, with Sunnyvale Business Park
10.17(7)	2001 Stock Option Plan and forms of agreements thereunder*
10.18(8)	Amendments to Lease Agreements, dated September 20, 2000, with Eden Roc Partnership
10.19(8)	Amendments to Lease Agreements, dated April 19, 2001, with Sunnyvale Business Park
10.20(10)	2001 Stock Option Plan (as amended through January 20, 2003)*
10.21(10)	Line of Credit Agreement, dated January 27, 2003, with Wells Fargo Bank, National Association
10.22(10)	Security Agreement, dated January 27, 2003, with Wells Fargo Bank
10.23(12)	Second Amendment to Lease Agreement, dated December 31, 2003, with Constellation Real Estate, Inc.
10.24(12)	Third Amendment to Lease Agreement, dated January 20, 2004, with Carr America Realty Corp.
10.25(12)	Annual Incentive Plan*
10.26(13)	Amendment to the Line of Credit Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.27(13)	Security Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.28(13)	Stock Incentive Plan*
10.29(14)	Second Amendment to Lease Agreement, dated May 18, 2004, with Eden Roc Partnership
10.30(14)	Executive Retention and Severance Plan*
10.31(15)	Revised Notice of Option Grant Form for the 2000 Stock Option Plan*
10.32(15)	Revised Notice of Option Grant Form for the 2001 Stock Option Plan*
10.33(15)	Revised Notice of Grant Form for the 2004 Stock Incentive Plan*
10.34(20)	Executed Interest Rate Master Agreement, dated June 2, 2005
10.36(20)	Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc. Dated April 4, 1984
10.37(20)	First Amendment to Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc., dated June 30, 1985
10.38(20)	Second Amendment to Lease Agreement Between the Platt Corporation and Dynamics Technology, Inc., dated July 14, 1989
10.39(20)	Third Amendment to Lease Agreement Between the DABP Associated and Dynamics Technology, Inc., dated October 29, 1990
10.40(20)	Fourth Amendment to Lease Agreement Between the Del Amo Business Plaza and Dynamics Technology, Inc., dated September 2, 1992
10.41(20)	Fifth Amendment to Lease Agreement Between the Del Amo Business Plaza Partners, L.P. and Dynamics Technology, Inc., dated September 15, 1997
10.42(20)	Sixth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated May 30, 2002
10.43(20)	Seventh Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated August 29, 2003
10.44(20)	Eighth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated October 29, 2004
10.45(20)	Ninth Amendment to Lease Agreement Between the Realty Associates Fund V, L.P. and Dynamics Technology, Inc., dated April 27, 2005
10.46(20)	Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated May 16, 2003
10.47(20)	First Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated June 4, 2004
10.48(20)	Amendment to Executed Loan Agreement, dated June 8, 2005
10.49(20)	Fourth Amendment to Lease Between Eden Roc Partnership and Applied Signal Technology, Inc., dated May 3, 2005
10.50(16)	Second Amendment to Line of Credit Agreement, dated February 25, 2005, with Wells Fargo Bank, National Association
10.51(17)	Lease Agreement, dated January 31, 2003, with Tom M. Lacey Family Limited Partnership.
10.52(18)	Executed Loan Agreement, dated June 8, 2005
10.53(21)	Second Amendment to Deed of Lease, dated August 31, 2005, with RREEF America Reit II Corp
10.54(22)	Second Amendment to Line of Credit Agreement, dated March 1, 2006, with Wells Fargo Bank, National Association
10.55(23)	First Amendment to Lease Termination and Mutual Release Agreement with NBP, 131-133-141, LLC
10.56(23)	Second Amendment to Agreement of Lease with NBP306, LLC
10.57(25)	Lease agreement with Hamilton Associates, LLC, dated December 15, 2006
10.58(26)	Amendment to Line of Credit Agreement, dated March 1, 2007, with Wells Fargo Bank, National Association
10.59(26)	Amendment to 1993 Employee Stock Purchase Plan, dated May 31, 2007
10.60(27)	Second Amendment to Agreement of Lease with NBP306, LLC
10.61(27)	Amendment to Line of Credit Agreement, dated February 21, 2008, with Wells Fargo Bank, National Association
10.62(28)	Third Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Applied Signal Technology, Inc., dated July 25, 2008
10.63(29)	Severance Agreement and General Release of Claims between Applied Signal Technology, Inc. and Gary L. Yancey
10.64	Amendment to 1993 Employee Stock Purchase Plan, dated August 20, 2008
10.65	Amendment to Stock Incentive Plan, dated November 19, 2008*
10.66	Amendment to Executive Retention and Severance Plan, dated November 19, 2008*
14.1(11)	Code of Business Conduct and Ethics
21.1(24)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan, contract, or arrangement

(1) Incorporated by reference to corresponding Exhibit filed as an Exhibit to Registrant’s Registration Statement on Form S‑1 filed January 28, 1993 (File No. 33-58168).

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

(10) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2003 dated March 14, 2003.

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

(27) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2008 dated March 10, 2008.

(28) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the third quarter of fiscal year 2008 dated September 9, 2008.

(29) Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Form 8-K dated May 23, 2008.