Form 10-Q
period 2009-01-30
APPLIED SIGNAL TECHNOLOGY INC
filed 2009-03-09
CIK 741696

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended January 30, 2009

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
The number of shares of the Registrant’s common stock outstanding as of January 30, 2009, was 12,992,264.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
 (in thousands, except per-share data)

	————— Three Months Ended —————
	January 30, 2009	February 1, 2008
Revenues from contracts	$43,687	$41,610
Revenues from royalty agreements	1,697 -----------	1,115 -----------
Total revenues	45,384 =======	$42,725 =======
Operating expenses:
Contract costs	31,531	29,371
Research and development	3,075	2,979
General and administrative	5,130 -----------	7,995 -----------
Total operating expenses	39,736 -----------	40,345 -----------

Operating income	5,648	2,380
Interest income, net	112 -----------	233 -----------
Income before provision for income taxes	5,760	2,613
Provision for income taxes	2,245 -----------	1,125 -----------

Net income	$3,515 =======	$1,488 =======

Net income per common share:
Basic	$0.28	$0.12
Diluted	$0.27	$0.12

Number of shares used in calculating net income per common share:
Basic	12,754	12,344
Diluted	12,973	12,517

See accompanying notes

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	January 30, 2009 (unaudited)	October 31, 2008†
Current assets:
Cash and cash equivalents	$8,019	$4,668
Short-term investments	39,296 -----------	45,045 -----------
Total cash, cash equivalents, and short-term investments	47,315	49,713
Accounts receivable:
Billed	20,707	22,224
Unbilled	21,449 -----------	17,891 -----------
Total accounts receivable	42,156	40,115
Inventory	8,880	8,141
Prepaid and other current assets	11,364 -----------	10,155 -----------
Total current assets	109,715	108,124
Property and equipment, at cost:
Machinery and equipment	43,631	43,146
Furniture and fixtures	4,737	4,737
Leasehold improvements	17,627	17,537
Construction in process	812 -----------	353 -----------
	66,807	65,773
Accumulated depreciation and amortization	(52,013) -----------	(50,660) -----------
Property and equipment, net	14,794	15,113
Long-term investments	9,438	9,381
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	144	162
Long-term deferred tax asset	4,425	4,410
Other assets	849 -----------	865 -----------
Total assets	$159,329 =======	$158,019 =======

Applied Signal Technology, Inc.
Balance Sheets (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	January 30, 2009 (unaudited)	October 31, 2008†
Current liabilities:
Accounts payable	$4,259	$5,687
Accrued payroll and related benefits	11,945	14,383
Note payable	1,429	1,429
Income taxes payable	2,099	498
Other accrued liabilities	3,464 -----------	3,513 -----------
Total current liabilities	23,196	25,510
Long-term note payable	3,571	3,929
Accrued rent	2,328	2,396
Other long-term liabilities	1,383	1,451
Shareholders’ equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 12,992,264 at January 30, 2009, and 12,822,323 at October 31, 2008	72,325	70,145
Retained earnings	56,517	54,626
Accumulated other comprehensive income	9 -----------	(38) -----------
Total shareholders’ equity	128,851 -----------	124,733 -----------
Total liabilities and shareholders’ equity	$159,329 =======	$158,019 =======
†The balance sheet at October 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

Applied Signal Technology, Inc.
Statements of Cash Flows (unaudited)
(in thousands)

	———— Three Months Ended ————
	January 30, 2009	February 1, 2008
Operating Activities
Net income	$3,515	$1,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,500	1,499
Stock-based compensation	617	1,631
Excess tax benefits from stock-based payment arrangements	(35)	(17)
Changes in:
Accounts receivable	(2,041)	1,498
Refundable income taxes	—	(75)
Inventory, prepaid expenses, and other assets	(1,947)	(1,064)
Accrued lease incentives	—	877
Accounts payable, taxes payable, and accrued liabilities	(2,529) -----------	(232) -----------
Net cash provided by (used in) operating activities	(920)	5,605
Investing Activities
Purchases of available-for-sale securities	(12,694)	(22,928)
Maturities of available-for-sale securities	18,350	19,450
Additions to property and equipment	(1,041) -----------	(828) -----------
Net cash provided by (used in) investing activities	4,615	(4,306)
Financing Activities
Issuances of common stock	1,683	1,707
Shares repurchased for tax withholding of vested restricted stock awards	(101)	(52)
Excess tax benefits from stock-based payment arrangements	35	17
Term loan	(358)	(476)
Dividends paid	(1,603) -----------	(1,549) -----------
Net cash used in financing activities	(344)	(353)
Net increase in cash and cash equivalents	3,351	946
Cash and cash equivalents at beginning of period	4,668 -----------	5,250 -----------
Cash and cash equivalents at end of period	$8,019 =======	$6,196 =======
Supplemental disclosures of cash flow information:
Interest paid	$79	$110
Income taxes paid	$659	$744

See accompanying notes

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
January 30, 2009

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc. (AST) provides advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. We provide products and services for both signals intelligence (SIGINT) and sensor signature processing. Our SIGINT competencies include communications intelligence (COMINT) focusing on broadband tactical wireless networks, and electronic intelligence (ELINT). Our sensor signature expertise includes processing information from electro-optic, sonar, radar, magnetic, and chemical sensors to detect changes in the environment. We develop and manufacture sophisticated sensors and digital signal processing equipment that use advanced software.

Substantially all of our revenues were from contracts with the United States Government or prime contractors for the United States Government.

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 30, 2009, are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The balance sheet at October 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred, including overhead, research and development, and general and administrative expenses (incurred costs). Stock compensation expense is generally not reimbursable under these contracts. Beginning in the first quarter of fiscal year 2009, we apply indirect costs to all subcontract costs. During fiscal year 2008, we did not apply indirect costs to subcontract costs that were in excess of $250,000 and that met certain other predetermined criteria.

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

We have one licensing agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $1,697,000 and $1,115,000 to revenues and operating income during the first quarter of fiscal years 2009 and 2008, respectively.

The following table represents our revenue concentration during the respective periods by contract type.

	———— Three Months Ended ————
	January 30, 2009	February 1, 2008
Cost-reimbursement contracts	62%	71%
Time-and-materials contracts	19%	19%
Fixed-price contracts	15%	7%
Royalty contracts	4% --------	3% --------
	100% =====	100% =====

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	———— Three Months Ended————
	January 30, 2009	February 1, 2008
Tiffany	20%	11%
ASA	16%	16%
High Beam	14%	12%
Stone Face II	7%	11%
Raider	6%	—
Specter	— --------	10% --------
	63% =====	60% =====
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: Tiffany, ASA, and Stone Face II. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations.

ASA is a time-and-materials contract and Raider is a fixed-price contract. All of the other contracts referenced are cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs incurred at January 30, 2009, and October 31, 2008, were approximately $2,386,000 and $1,283,000, respectively. Approximately $641,000 of the October 31, 2008, balance was recognized as revenue during the three months ended January 30, 2009.

Indirect rate variance adjustments to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become estimable. At the beginning of fiscal year 2009, we implemented a new indirect rate structure, which created a one-time increase to operating income of approximately $450,000 from fixed-price contracts. We do not anticipate any further change to our operating income as a result of changes to our rate structure, as our operating income levels tend to be driven by contract type. In addition, we believe that contract costs will be higher as a percentage of revenues and G&A expenses will be lower as a percentage of revenues compared to historical levels. Finally, total indirect expenses as a percentage of revenues will remain within historical levels.

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

At January 30, 2009, the unfavorable rate variance was approximately $887,000, and at February 1, 2008, the unfavorable rate variance was approximately $754,000.

Accounts receivable and allowance for bad debt. Accounts receivable are segregated between billed and unbilled accounts. For cost-reimbursement contracts, we bill incurred costs and a portion of our fees on a regular basis. Under fixed-price contracts, we either regularly progress bill 90% of incurred costs or bill contract costs on a milestone or unit-of-delivery basis. Unbilled amounts result from our recognition of contract revenue in advance of contractual billing or progress billing terms.

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during the first three months of fiscal years 2009 and 2008.

Inventory valuation and disposal. Typical life cycles of our products are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell our products, which include raw materials. Historically, we have sold our inventory at or above cost, so there was typically no decrement in valuation. When we determine that a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory, and record the associated reduction to inventory.

During fiscal year 2008, we recorded a write-down of approximately $1,329,000 to reflect the estimated market value of one class of our inventoried products. During the first quarter of fiscal year 2009, we estimated no additional adjustment was necessary.

Disposals associated with our raw material represent a minor amount and is included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of inventory were not significant during the first three months of fiscal years 2009 and 2008.

Income Taxes

We estimate our income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate can differ from the statutory rate primarily due to the non-tax-deductible nature of certain types of stock-based compensation expense. In addition, our process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing certain expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which included our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority according to Financial Interpretation No. 48, Accounting for Income Taxes – an interpretation of FASB Statement No. 109. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements.

Please refer to “Notes to Consolidated Financial Statements, Note 6: Provision for Income Taxes” for further information.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first three months of fiscal year 2009 and 2008.

Cash, Cash Equivalents and Investments

Cash balances include cash held in banks to support daily cash needs and were approximately $1,026,000 on January 30, 2009, and approximately $2,600,000 on October 31, 2008. We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include money market funds and municipal securities.

Our remaining securities are classified as available for sale and are carried at fair value in short-term and long-term investments. At January 30, 2009, all of our short-term and long-term investments consist of municipal securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for the first three months of fiscal years 2009 and 2008.

The following tables summarize our cash equivalents, short-term securities, and long-term securities (in thousands).

	——————————— January 30, 2009 ———————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	5,993	—	—	5,993
Municipal securities	1,000	—	—	1,000
Available-for-sale securities:
Short-term municipal	39,226	70	—	39,296
Long-term municipal	9,349 ----------	89 ----------	— ----------	9,438 ----------
	$55,568 ======	$159 ======	$— ======	$55,727 ======

	——————————— October 31, 2008 ———————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	2,068	—	—	2,068
Municipal securities	—	—	—	—
Available-for-sale securities:
Short-term municipal	45,006	39	—	45,045
Long-term municipal	9,380 ----------	10 ----------	(9) ----------	9,381 ----------
	$56,454 ======	$49 ======	$(9) ======	$56,494 ======

The following table summarizes the effective maturities of our available-for-sale investments (in thousands).

	January 30, 2009	October 31, 2008
Due in one year or less	$39,296	$45,045
Due in one to two years	9,438 ----------	9,381 ----------
	$48,734 ======	$54,426 ======

Fair Value

As of November 1, 2008, we adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position, or cash flows. The requirements of SFAS 157 regarding certain non-financial assets and liabilities have been deferred until the first quarter of our fiscal year 2010 in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. We currently do not expect that the adoption of SFAS 157 as it relates to certain non-financial assets and liabilities will have a material impact on our results of operations, financial position, or cash flows. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of January 30, 2009, did not have a material impact on our results of operations, financial position, or cash flows.

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 30, 2009 (in thousands):

	———————— Fair Value Measurement Using ————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents
Money market funds	$5,993	$—	$—	$5,993
Municipal securities	—	1,000	—	1,000
Available-for-sale securities:
Short-term municipal	—	39,296	—	39,296
Long-term municipal	— ---------	9,438 ---------	— ---------	9,438 ---------
Total assets	$5,993 ======	$49,734 ======	$— ======	$55,727 ======
Liabilities
Interest rate swap	$— ---------	$150 ---------	$— ---------	$150 ---------
Total liabilities	$— ======	$150 ======	$— ======	$150 ======

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

The inputs used to value the interest rate swap liability are based on observable market data such as the LIBOR swap rate (floating interest rate), a fixed rate (Term loan interest rate), a discount factor and a calculation of a present value of the interest paid/received based on the expected loan principal. Please refer to “ Notes to Consolidated Financial Statements, Note 4: Borrowing Arrangements” for further information.

As of November 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of January 30, 2009, we did not elect such option for any of our financial instruments or liabilities.

Restricted Cash

We had restricted cash balances of approximately $616,000 and $605,000 at January 30, 2009, and at October 31, 2008, respectively. These balances primarily include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $206,000 and $161,000 was included in prepaids and other current assets at January 30, 2009, and at October 31, 2008, respectively. Approximately $410,000 and $444,000 was included in other assets at January 30, 2009, and at October 31, 2008, respectively.

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

Goodwill and Long-Lived Asset Valuation

Goodwill valuation. We test goodwill for possible impairment on an annual basis in the fourth quarter of our fiscal year and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition, and loss of key personnel.

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

No indicators of impairment were identified at January 30, 2009.

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

No indicators of impairment were identified at January 30, 2009.

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

The per-share data is as follows (in thousands, except per-share amounts):

	————— Three Months Ended —————
	January 30, 2009	February 1, 2008
Numerator:
Net income	$3,515	$1,488
Denominator:
Shares used to compute net income per common share – basic	12,754	12,344
Effect of dilutive stock options and awards	219 ---------	173 ---------
Shares used to compute net income per common share – diluted	12,973 ======	12,517 ======

Net income per common share – basic	$0.28	$0.12
Net income per common share – diluted	$0.27	$0.12

We excluded approximately 766,000 and 1,025,000 potential common shares for the first quarter of fiscal years 2009 and 2008, respectively, from the diluted net income per common share computation, as their effect would be antidilutive.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	————— Three Months Ended —————
	January 30, 2009	February 1, 2008
Net income	$3,515	$1,488
Unrealized gain (loss) on securities	119	96
Unrealized loss on derivative	(72) ---------	(124) ---------
Comprehensive income	$3,562 ======	$1,460 ======

The balance of accumulated comprehensive income on securities as of January 30, 2009, and October 31, 2008, was approximately $159,000 and $40,000, respectively. The derivative-related accumulated comprehensive loss balance was approximately $150,000 and $78,000 as of January 30, 2009, and October 31, 2008, respectively.

Dividends

We have paid dividends at the rate of $0.50 per share per annum, payable quarterly. However, the dividend is subject to approval by the Board of Directors and is reviewed quarterly. We paid dividends on November 14, 2008, and February 13, 2009, to shareholders of record at October 31, 2008, and January 30, 2009.

We paid dividends of approximately $1,603,000 during the first quarter of fiscal year 2009 and approximately $1,549,000 in the first quarter of fiscal year 2008.

At January 30, 2009, and October 31, 2008, accrued dividends of approximately $1,624,000 and $1,603,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

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

Additionally, we have an Employee Stock Purchase Plan (ESPP). For offering periods beginning prior to December 1, 2008, the ESPP allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four-month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective, May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. On August 20, 2008, the Board of Directors increased the purchase price and eliminated the look-back provision for offering periods beginning on or after December 1, 2008. The purchase price for participants is now 95% of the fair market value on the date of purchase, and therefore, is non-compensatory under the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). The remaining expense related to the final compensatory award under the ESPP was recognized in the first quarter of fiscal year 2009.

Our closing stock price on the November 30, 2007, ESPP purchase date was lower than the closing stock price on the December 1, 2006, offering date. Therefore, 361 participants were re-enrolled into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. Due to the May 2007 modification of the ESPP, this re-enrollment effectively canceled the final six-month purchase period of the original twenty-four-month offering. Therefore, the remaining unamortized compensation amount associated with this final purchase period, approximately $382,000, was recognized in the first quarter of fiscal year 2008. In addition, as a result of the modification, approximately $89,000 of incremental compensation cost was generated at December 1, 2007, of which we recognized $32,000 during the first quarter of fiscal year 2008.

As of January 30, 2009, 903,487 shares were reserved for future issuance under the equity incentive and ESPP plans.

We recognize stock compensation expense, based on the provisions of SFAS123R, on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

The following table sets forth the total stock-based compensation expense resulting from the grant of stock options, restricted stock awards, and purchases under ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	————— Three Months Ended —————
	January 30, 2009	February 1, 2008
Contract costs	$403	$993
Research and development	21	54
General and administrative	193 ---------	584 ---------
Stock-based compensation expense before income taxes	$617	$1,631
Income taxes	179 ---------	260 ---------
Stock-based compensation expense after income taxes	$438 ======	$1,371 ======

We estimated the fair value of options granted and shares issued under our ESPP for fiscal year 2008 by using the Black-Scholes valuation model using the following weighted average assumptions:

Three Months Ended February 1, 2008
Risk-free interest rate	3.3%
Expected life (years)	0.50
Expected volatility	49%
Expected dividends	3.5%
Weighted average fair value	$3.61

Due to the non-compensatory nature of our ESPP Plan beginning December 1, 2008, we did not value any new ESPP grants during the first quarter of fiscal year 2009.

The risk-free interest rate was based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the ESPP offering date. Our computation of expected volatility reflected a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. The expected dividend yield was calculated by taking the total expected annual dividend payout divided by the average stock price.

Stock-based compensation expense recognized in the consolidated statement of operations reflects estimated forfeitures that are based on historical option forfeitures.

The net cash proceeds associated with our ESPP were $1,473,000 and $1,554,000 for the three-month periods ended January 30, 2009, and February 1, 2008, respectively. There is no unrecognized compensation cost associated with our ESPP as of January 30, 2009.

Stock option activity for the three months ended January 30, 2009, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2008	1,209,318	$18.05
Grants	—
Exercised	(34,966)	$6.02
Forfeitures or expirations	(29,850) ---------	$23.56 ---------
Outstanding at January 30, 2009	1,144,502	$18.28
Exercisable at January 30, 2009	949,747	$18.00

Net cash proceeds from the exercise of stock options were approximately $211,000 and $154,000 for the three-month periods ended January 30, 2009, and February 1, 2008, respectively. Unrecognized compensation cost associated with unvested stock options as of January 30, 2009, is approximately $1,294,000, and is expected to be recognized over a weighted average period of 0.36 years.

The following table summarizes our restricted stock grant activity for the three months ended January 30, 2009.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2008	175,402	$16.11
Grants	28,500	$14.70
Vested	(17,751)	$14.97
Forfeitures	(2,956) ---------	$16.02 ---------
Nonvested at January 30, 2009	183,195	$16.00

The fair value of our restricted stock is based on our closing stock price on the date of grant. Our unrecognized compensation cost related to nonvested (restricted) stock is $2,335,000, and is expected to be recognized over a weighted average period of 2.67 years.

We realized a net income tax deficiency from stock options exercised or forfeited, and restricted stock vested of approximately $19,000 during the first three months of fiscal year 2009. We realized a tax benefit of approximately $6,000 during the same period of fiscal year 2008. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options and the vesting of restricted stock, if any, as financing cash flows rather than operating cash flows.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. SFAS 161 does not change the accounting treatment for derivative instruments, and therefore, the adoption will not have any impact on our financial position, results of operations, or cash flows. We will be required to adopt SFAS 161 in the second quarter of our current fiscal year.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP affects the calculation of Basic EPS when a company has unvested share-based payment awards with non-forfeitable rights to dividends. The two-class method of calculation would be required, which means that dividends and undistributed earnings must be allocated between common shares and the unvested awards in calculating Basic EPS. The FSP will be effective for our fiscal year beginning November 1, 2009. We are evaluating the impact adopting FSP EITF 03-6-1 will have on our financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 162 on November 1, 2009, will not affect our financial position, results of operations, or cash flows.

Note 2: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	January 30, 2009	October 31, 2008
Raw materials	$808	$799
Work in process	7,571	6,911
Finished goods	501 ---------	431 ---------
	$8,880	$8,141

At January 30, 2009, the unfavorable indirect rate variance included in work in process was approximately $887,000.

Disposal activities were not significant during the first three months of fiscal years 2009 and 2008.

Note 3: Goodwill and Intangible Assets

The goodwill and identifiable intangible assets are related to our July 2005 acquisition of Dynamics Technology, Inc. (DTI).

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first three months of fiscal year 2009.

Intangible assets. The tables below present information on our identifiable intangible assets that are subject to amortization (in thousands).

		————————— January 30, 2009 —————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	5 years	340	(244)	96
Patent	18 years	60 ---------	(12) ---------	48 ---------
Total		$400	($256)	$144

All of our acquired identifiable intangible assets are subject to amortization and have approximately original estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $18,000 and $161,000 for the first quarter of fiscal years 2009 and 2008, respectively.

As of January 30, 2009, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
Remainder of 2009	53
2010	49
2011	3
2012–2023	39 ------
Total	$144

Note 4: Borrowing Arrangements

Revolving line of credit. At January 30, 2009, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. We have recently renewed the Line of Credit, and it will expire on March 1, 2010.

At January 30, 2009, we had three standby letters of credit under the Line of Credit, totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at January 30, 2009. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at January 30, 2009. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest was associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate ( 3.25% at January 30, 2009), and interest on those borrowings is payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (0.43% at January 30, 2009). Our Term Loan is for a seven-year term ending on July 1, 2012, with monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of January 30, 2009, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At January 30, 2009, the effective portion of the cash flow hedge was a deferred loss of approximately $150,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $153,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there was any, would impact earnings as it occurs. There was no ineffective portion of the outstanding swap as of January 30, 2009.

Note 5: Segment Reporting

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

Note 6: Provision for Income Taxes

Our provision for income taxes for the first three months of fiscal year 2009 was approximately $2,245,000, with an estimated annual effective tax rate of 39.0%. Our provision for income taxes for the first three months of fiscal year 2008 was approximately $1,125,000, with an estimated annual effective tax rate of 44.9%.

In general, our income tax returns are subject to examination by U.S. federal tax authorities for tax years 2005 onward and by various U.S. state tax authorities for tax years 2004 onward. The Texas Taxing authority recently completed their audit for the years ended October 31, 2005, and 2006, and there were no adjustments at completion. We are currently under audit by the Internal Revenue Service for the year ended October 31, 2007. The audit is in its preliminary state and we believe that the final outcome of the examination or agreements will not have a material effect on our results of operations. If events occur that indicate payment of our tax liabilities, associated with uncertain tax benefits, is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period it determines the liabilities are no longer necessary. If our estimates of the federal and state income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of January 30, 2009, we do not expect any unrecognized tax benefits to be paid in the next twelve months.

The balance of our liability associated with unrecognized tax benefits and accrued interest was approximately $1,649,000 at January 30, 2009, and approximately $1,620,000 at October 31, 2008.

Note 7: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the first quarter of fiscal years 2009 and 2008 were approximately $14,000 and $57,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of January 30, 2009, or October 31, 2008.

Legal proceedings. On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our former Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice. On June 5, 2008, the Ninth Circuit reversed the dismissal and remanded to the District Court. The parties have agreed to a settlement, which will be paid by our insurers. The settlement is subject to documentation and Court approval, which cannot be guaranteed.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached condensed financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended October 31, 2008.

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

Description of Business

Applied Signal Technology, Inc. (AST) is a leading provider of advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. We provide domain knowledge in the areas of signals intelligence (SIGINT) and sensor signature processing. Our SIGINT competencies include communications intelligence (COMINT) focusing on broadband and tactical wireless networks, and electronic intelligence (ELINT). Our sensor signature expertise includes processing information from electro-optic, sonar, radar, magnetic, and chemical sensors to detect changes in the environment and provide real-time alerts of potential threats. We specialize in the collection, processing, and understanding of signals for ISR missions with low size, weight, and power configurations to enable increased deployment on unmanned platforms. Our primary customers are the United States Government and defense industry prime contractors for the United States Government.

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
  Electronic Warfare(EW). Our EW solutions detect, identify, and counter adversary weapon and sensor systems by collecting signals from electronic emitters. We have developed a suite of ELINT and electronic support measures (ESM) to derive intelligence from signals associated with weapons systems. This equipment is able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. Our ELINT offering is new, and to date, we have derived a small amount of revenue from the sale of products.
  Broadband Network Communications. Our broadband communication network monitoring systems automatically scan and process tens of thousands of modern communications signals and produce actionable intelligence. These complex systems locate signals of interest and provide the analysis and visualization tools necessary to produce meaningful results in time to make a difference. We are developing a suite of high capacity network monitoring products to protect against the threat of cyber attacks. We also provide bandwidth compression technology to maximize performance for satellite communications.
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
  Professional Services. We perform high-end engineering services for government product development and operationally deployed systems. Examples of these services: evaluation of current performance, engineering improvements for performance enhancement, evaluation of signals being processed to develop system operation techniques that can improve intelligence gathering, and customer training in the use of our standard products. Our services are typically offered on a time and materials basis. The prices of our services may vary based upon the skill level of technical talent required by our customers.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred, including overhead, research and development, and general and administrative expenses (incurred costs). Stock compensation expense is generally not reimbursable under these contracts. Beginning in the first quarter of fiscal year 2009, we apply indirect costs to all subcontract costs. During fiscal year 2008, we did not apply indirect costs to subcontract costs that were in excess of $250,000 and that met certain other predetermined criteria.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs incurred at January 30, 2009, and October 31, 2008, were approximately $2,386,000 and $1,283,000, respectively. Approximately $641,000 of the October 31, 2008, balance was recognized as revenue during the three months ended January 30, 2009.

We have one royalty licensing agreement for which we accrue royalties upon sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Our royalties contributed approximately $1,697,000 and $1,115,000 to revenues and operating income during the first quarter of fiscal years 2009 and 2008, respectively.

Indirect rate variance adjustment to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become estimable. We believe that this estimate is the preferred practice used within our industry. At year-end, we adjust the revenues and costs for actual indirect rates. At the beginning of fiscal year 2009, we implemented a new indirect rate structure, which created a one-time increase to operating income of approximately $450,000 from fixed-price contracts. We do not anticipate any further change to our operating income as a result of changes to our rate structure, as our operating income levels tend to be driven by contract type. In addition, we believe that contract costs will be higher as a percentage of revenues and G&A expenses will be lower as a percentage of revenues compared to historical levels. Finally, total indirect expenses as a percentage of revenues will remain within historical levels.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year we can request a modification of our billing rates to our customers through the Defense Contract Audit Agency any time during the year, in accordance with Federal Acquisition Regulations, or we can record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At January 30, 2009, the unfavorable rate variance was approximately $887,000 and at February 2, 2008, the unfavorable rate variance was approximately $754,000.

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

During fiscal year 2008, we recorded a write-down of approximately $1,329,000 to reflect the estimated market value of one class of our inventoried products. During the first quarter of fiscal year 2009, we estimated no additional adjustment was necessary.

Disposals associated with our raw materials represent a minor amount and are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposal activities were not significant during the first three months of fiscal years 2009 and 2008.

Income taxes. We estimate our income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate can differ from the statutory rate primarily due to the non-tax-deductible nature of certain types of stock-based compensation expense. In addition, our process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing certain expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which included our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority according to Financial Interpretation No. 48, Accounting for Income Taxes – an interpretation of FASB Statement No. 109. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements.

Please refer to “Notes to Consolidated Financial Statements, Note 6: Provision for Income Taxes” for further information.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first three months of fiscal years 2009 and 2008, we did not incur any price redeterminations on any of our contracts.

Goodwill valuation. We test goodwill for possible impairment on an annual basis in the fourth quarter of our fiscal year, and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition, and loss of key personnel.

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

No indicators of impairment were identified at January 30, 2009.

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

No indicators of impairment were identified at January 30, 2009.

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

We have an Employee Stock Purchase Plan (ESPP). For offering periods beginning prior to December 1, 2008, the ESPP allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the fair market value on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. Effective May 31, 2007, we modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. On August 20, 2008, the Board of Directors increased the purchase price and eliminated the look-back provision for offering periods beginning on or after December 1, 2008. The purchase price for participants is now 95% of the fair market value on the date of purchase, and therefore, is non-compensatory under the provisions of SFAS 123R. The remaining expense related to the final compensatory award under the ESPP was recognized in the first quarter of fiscal year 2009.

Our closing stock price on the November 30, 2007, ESPP purchase date was lower than the closing stock price on the December 1, 2006, offering date. Therefore, 361 participants were re-enrolled into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. Due to the May 2007 modification of the ESPP, this re-enrollment effectively canceled the final six-month purchase period of the original twenty-four-month offering. Therefore, the remaining unamortized compensation amount associated with this final purchase period, approximately $382,000, was recognized in the first quarter of fiscal year 2008. In addition, as a result of the modification, approximately $89,000 of incremental compensation expense was generated at December 1, 2007, of which we recognized $32,000 during the first quarter of fiscal year 2008.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock, and ESPP activity included in our condensed consolidated statements of operations (in thousands, except share data).

	————— Three Months Ended —————
	January 30, 2009	February 1, 2008
Contract costs	$403	$993
Research and development	21	54
General and administrative	193 ---------	584 ---------
Stock-based compensation expense before income taxes	$617	$1,631
Income taxes	179 ---------	243 ---------
Stock-based compensation expense after income taxes	$438	$1,371

The decrease to our stock based compensation expense is primarily due to the non-compensatory nature of our ESPP Plan, effective December 1, 2008.

Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for additional information.

Fair Value

As of November 1, 2008, we adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows. The requirements of SFAS 157 regarding certain non-financial assets and liabilities have been deferred until the first quarter of our fiscal year 2010 in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. We currently do not expect that the adoption of SFAS 157 as it relates to certain non-financial assets and liabilities will have a material impact on our results of operations, financial position or cash flows.

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 30, 2009 (in thousands):

	————————— Fair Value Measurement Using —————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents
Money market funds	$5,993	$—	$—	$5,993
Municipal securities	—	1,000	—	1,000
Available-for-sale securities:
Short-term municipal	—	39,296	—	39,296
Long-term municipal	— ----------	9,438 ----------	— ----------	9,438 ----------
Total assets	$5,993	$49,734	$—	$55,727
Liabilities
Derivative liability	$— ----------	150 ----------	$— ----------	$150 ----------
Total liabilities	$— ======	150 ======	$— ======	$150 ======

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

The inputs used to value the interest rate swap liability are based on observable market data such as the LIBOR swap rate (floating interest rate), a fixed rate (Term loan interest rate), a discount factor and a calculation of a present value of the interest paid/received based on the expected loan principal. Please refer to “ Notes to Consolidated Financial Statements, Note 4: Borrowing Arrangements” for further information.

As of November 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of January 30, 2009, we did not elect such option for any of our financial instruments or liabilities.

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

As we look ahead, we believe that spending levels in our high-demand niche categories of procurement will remain strong, even if total defense spending declines. We are a full-service provider of ISR products, systems, and services, serving the defense, intelligence, and homeland security markets. We believe these core markets have strong growth potential and that we are well positioned to benefit from defense spending in these areas. We have strengthened our product development pipeline and debuted three new products: a broadband network analysis product for cyber surveillance, a tactical wireless reconnaissance product capable of addressing 3G communication networks, and a towed synthetic aperture sonar system for port and harbor surveillance.

We continue to focus our operations on delivering strong program performance, meeting staffing requirements, maintaining a competitive cost structure, and expanding our marketplace. Our customers continue to come to us with new requirements for ISR solutions, weighted heavily toward new developments. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through fiscal year 2009.

We have a firm foundation in broadband communications and tactical wireless COMINT solutions. We believe that we have solid growth potential in these areas in fiscal year 2009. Over the next several years, we anticipate that the Government will recapitalize a significant portion of its existing SIGINT equipment with new technology. As a result, we anticipate continued strong contract activity in our core markets.

Throughout fiscal year 2008, we focused our activities on expanding our opportunities in adjacent markets. During the first quarter of fiscal year 2009, we continued the development of our synthetic aperture sonar sensor technology. We also continue to develop products for explosives detection that are in the final phase of development. We continue to pursue opportunities in the Department of Homeland Security for container security and airport cargo and luggage inspection. Our investment in a low power, miniature ELINT payload should provide us the opportunity to expand into a complementary market niche. During the first quarter of fiscal year 2009, we received an order for our ELINT equipment of approximately $1.5 million.

As a result of our anticipated expansion of our business, we expect to make additional investments of capital and management resources, including additional personnel.

Our diluted earnings per share for the first quarter of fiscal year 2009 was $0.27, compared to $0.12 in the same quarter of fiscal year 2008. We believe this increase is not indicative of the performance we expect to see for the remainder of the year. Certain one-time events occurred during the first quarter of fiscal year 2009, including the change in the method of allocating indirect expenses to fixed-price contracts, which increased operating income by approximately $450,000, and increased revenues and operating income from royalty contracts by approximately $582,000. In addition, during the first quarter of fiscal year 2008, stock-based compensation expense increased by approximately $382,000 due to modifications to our ESPP. The events that occurred during the first quarters of fiscal years 2009 and 2008 created a combined increase to diluted earnings per share of $0.08.

During fiscal year 2008, we focused on actions to improve our cost competitiveness for fiscal year 2009. We believe we have improved our cost structure for fiscal year 2009 by implementing measures to control costs such as streamlining employee benefits, reducing R&D expenditures, and organizational consolidation. We have also implemented a new multi-rate structure in fiscal year 2009 that we believe should have several positive effects on our business. We believe this rate structure should reduce the cost of our product offerings, allowing us to compete for product sales in highly competitive markets where price is a significant factor. We believe that this new structure could also allow us to compete more effectively on system integration efforts and to be more competitive in our emerging professional services business.

During the first quarter of fiscal year 2009, our stock compensation expense declined by approximately $1 million, due to the changes to our equity compensation plans and practices. We have granted restricted stock since fiscal year 2006, in lieu of stock options, and anticipate this trend will continue in the future. In addition, we have modified our ESPP such that it is non-compensatory as of December 1, 2008. We believe that stock-based compensation expense for fiscal year 2009 will be approximately $2.2 million to $2.5 million, based on our current practices for granting equity awards. If there are changes to grant activity, our stock-based compensation expense could differ.

We held approximately $48.7 million of short-term and long-term municipal securities in our investment portfolio at January 30, 2009. Substantially all of our investments in the municipal securities are with SP-1/AA/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers. Further, based on our ability to liquidate our investment portfolio we do not anticipate any liquidity constraints, especially in the current credit environment.

Three Months Ended January 30, 2009, Compared to Three Months Ended February 1, 2008

Revenues and backlog. Revenues for the first quarter of fiscal year 2009 were approximately $45,384,000, a 6.2% increase from revenues of approximately $42,725,000 recorded in the first quarter of fiscal year 2008. Product sales increased by approximately $4,050,000 during the first quarter of fiscal year 2009, compared to the same period of fiscal year 2008. The increase was primarily due to sales related to our Model 680 Raider product and continued demand for our core suite of SIGINT products. Revenues generated by our development programs decreased by approximately $1,974,000 during the first quarter of fiscal year 2009, compared to the same period in fiscal year 2008.

We have one licensing agreement for which we accrue royalties upon sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. We recorded royalty income of approximately $1,697,000 during the first quarter of fiscal year 2009, compared to approximately $1,115,000 during the same period of fiscal year 2008. Even though our royalty income has increased during the first quarter of fiscal year 2009, we believe that our royalty income for fiscal year 2009 will be consistent with the full year of fiscal 2008.

New orders received during the first quarter of fiscal year 2009 were approximately $33,121,000, an increase of 23.2% from approximately $26,889,000 in new orders received during the same period of fiscal year 2008. New orders increased primarily due to the demand for our new RAIDER product. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At January 30, 2009, ending backlog was approximately $112,520,000, representing a 9.8% decrease from the ending backlog of approximately $124,784,000 at October 31, 2008. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. During fiscal year 2008, we received a termination for the convenience of the government related to several delivery orders. New orders and backlog are expected to be reduced by approximately $4 million to $5 million when we complete settlement of the terminated efforts.

Our contracts can be fixed-price contracts, where we agree to deliver equipment or services for a fixed price and assume the risk of cost overruns; cost-reimbursement contracts, where we are reimbursed for our direct and indirect costs and paid a negotiated profit; or time-and-materials contracts, where we recognize revenue for these contracts by applying a negotiated billing rate to the level of effort. Cost-reimbursement and time-and-materials contracts typically do not return as high a profit margin as fixed-price contracts, and accordingly, our profit margin will be affected by the mix of our orders by contract type.

The following table represents our revenue concentration during the respective periods by contract type.

	———— Three Months Ended ————
	January 30, 2009	February 1, 2008
Cost-reimbursement contracts	62%	71%
Time-and-materials contracts	19%	19%
Fixed-price contracts	15%	7%
Royalty contracts	4% --------	3% --------
	100% =====	100% =====

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	———— Three Months Ended————
	January 30, 2009	February 1, 2008
Tiffany	20%	11%
ASA	16%	16%
High Beam	14%	12%
Stone Face II	7%	11%
Raider	6%	—
Specter	— --------	10% --------
	63% =====	60% =====
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: Tiffany, ASA, and Stone Face II. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations.

ASA is a time-and-materials contract and Raider is a fixed-price. All of the other contracts referenced were cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $31,531,000, or 69.5 % of revenues, for the first quarter of fiscal year 2009 compared to approximately $29,371,000, or 68.7% of revenues, for the same period of fiscal year 2008. Contract costs increased in absolute dollars and as a percentage of revenues during the first quarter of fiscal year 2009, compared to the same periods of fiscal year 2008 primarily due to increased activity associated with product sales and to the change in our indirect rate structure for fiscal year 2009.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded by us from operations. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses for the first quarter of fiscal year 2009 were approximately $3,075,000, or 6.8 % of revenues, and were consistent with R&D expenses of approximately $2,979,000, or 7.0% of revenues, for the same period of fiscal year 2008.

General and administrative (G&A). General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record G&A expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. G&A expenses were approximately $5,130,000, or 11.3 % of revenues, for the first quarter of fiscal year 2009, compared to approximately $7,995,000, or 18.7% of revenues, for the same period of fiscal year 2008. G&A expenses decreased in absolute dollars and as a percentage of revenue during the first three months of fiscal year 2009 primarily due the change in our indirect rate structure for fiscal year 2009.

Interest income and other, net. Net interest income for the first quarter of fiscal year 2009 was approximately $230,000, a decrease to net interest income of approximately $372,000 for the first quarter of fiscal year 2008. The decrease is due to lower average yields within our investment portfolio.

Interest expense. Interest expense for the first quarter of fiscal year 2009 was approximately $118,000, compared to approximately $139,000 of interest expense in the first quarter of fiscal year 2008. Interest expense decreased during the first quarter of fiscal year 2009 primarily due to the reduction of the balance of our Term Loan with Wells Fargo.

Provision for income taxes. Our provision for income taxes for the first three months of fiscal year 2009 was approximately $2,245,000, representing an estimated 39.0% annual effective tax rate. Our provision for income taxes for the first quarter of fiscal year 2008 was approximately $1,125,000, with a 44.9% effective tax rate. The difference in our estimated annual effective tax rate at January 30, 2009, from our effective tax rate at February 1, 2008, was primarily due to a reduction in non-deductible ESPP expense related to changes in the plan that make it non-compensatory under SFAS 123R for offering periods beginning in fiscal year 2009.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first three months of fiscal year 2009 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP. We have reduced option grants in favor of restricted stock awards and have modified our ESPP. Subsequent to the modification of our ESPP, participation has significantly declined. We believe that cash received from the issuance of common stock under our ESPP in fiscal year 2009 and beyond may decline by approximately $1 million to $2 million as compared to fiscal year 2008.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities used cash of approximately $920,000 and provided cash of approximately $5,605,000 during the first three months of fiscal years 2009 and 2008, respectively.

Net income for the first three months of fiscal year 2009 was approximately $3,515,000 compared to net income of approximately $1,488,000 for the comparable period of fiscal year 2008. Our growth in net income was during the first three months of fiscal year 2009 was primarily driven by the following factors. Our revenues from contracts and royalties increased by approximately $2,659,000, we reduced stock-based compensation expense by approximately $1,013,000, and lowered our annual effective tax rate. In addition, our operating income increased by approximately $450,000 due to the one-time effect of a change in method of allocating indirect costs to fixed-price contracts.

Accounts receivable balances increased during the first three months of fiscal year 2009 by approximately $2,041,000 and decreased by approximately $1,498,000 during the same period in fiscal year 2008. During the first three months of fiscal year 2009, we generated revenues of approximately $45,384,000 and collected approximately $43,300,000. During the first three months of fiscal year 2008, we generated revenues of approximately $42,725,000 and collected approximately $44,223,000.

Inventory, prepaid expenses, and other assets increased by approximately $1,947,000 and $1,064,000 during the first three months of fiscal years 2009 and 2008, respectively. The difference between the first quarter of fiscal year 2009 and the first quarter of fiscal year 2008 was due to inventory and precontract cost activities. During the first three months of fiscal year 2009, inventory balances increased by approximately $739,000, due to our indirect rate variance of approximately $887,000. In addition, precontract costs increased other current assets by approximately $1,104,000 during the first three months of fiscal year 2009 primarily due the timing of final negotiations on certain contracts. During the first three months of fiscal year 2008, inventory balances increased by approximately $1,803,000 primarily due to an increase in work-in-process inventory of approximately $970,000 in anticipation of future product sales and to an increase in our indirect rate variance of approximately $754,000. The increase in inventory was partially offset by a decrease to precontract costs of approximately $1,462,000 primarily due to our ability to obtain funding for our ASA and Specter contracts.

During the first three months of fiscal year 2008, we received a payment of approximately $877,000 for lease incentives associated with our facility in Torrance, California.

Accounts payable, taxes payable, accrued payroll liabilities, and other accrued liabilities balances decreased by approximately $2,529,000 and $284,000 during the first three months of fiscal years 2009 and 2008, respectively. Accrued payroll liabilities decreased during the first three months of fiscal year 2009 by approximately $2,438,000 due to bonus payments of approximately $2,751,000, accrued at the end of fiscal year 2008, and payments for accrued vacation of approximately $1,181,000 due to a change in our vacation policy. These payments were partially offset by an increase to accrued salaries of approximately $1,538,000. Accrued salaries increased during the first three month of fiscal year 2009 due to the timing of our bi-weekly payroll. Accounts payable declined by approximately $1,428,000 during the first three months of fiscal year 2009 due to the timing of our vendor payments at the end of fiscal year 2008. Income taxes payable increased during the first three months of fiscal year 2009 by approximately $1,601,000 due to an increase in operating income. During the first quarter of fiscal year 2008, we paid bonuses, accrued at the end of fiscal year 2007, of approximately $2,795,000. The decline in accrued bonus balances was offset by an increase in accrued salaries during the first quarter of fiscal year 2008 by approximately $1,925,000, and an increase to income taxes payable of approximately $624,000. Accrued salaries increased due to the timing of our bi-weekly payroll.

Net cash from investing activities. Net cash provided by investing activities during the first three months of fiscal year 2009 was approximately $4,615,000. Net cash used in investing activities during the same period of fiscal year 2008 was approximately $4,306,000. During the first three months of fiscal year 2009, we purchased approximately $12,694,000 of investment securities and approximately $18,350,000 matured. During the same period of fiscal year 2008, we purchased approximately $22,928,000 of investment securities and approximately $19,450,000 matured.

Net cash from financing activities. Net cash used in financing activities during the first three months of fiscal years 2009 was approximately $344,000 and was consistent with net cash used in financing activities during the first three months of fiscal year 2008 of approximately $353,000.

Our sources of cash are primarily from operating activities, employee stock activities, and investing activities. At January 30, 2009, we held in our investment portfolio approximately $48,734,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with SP-1/AA/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers.

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

Borrowing Arrangements

Revolving line of credit. At January 30, 2009, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo) could advance funds to us, up to a maximum principal amount of $3 million. We have recently renewed the Line of Credit, and it will expire on March 1, 2010.

At January 30, 2009, we had three standby letters of credit under the Line of Credit totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at January 30, 2009. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at January 30, 2009. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000. We do not pay interest on the amount associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest was associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (3.25% at January 30, 2009), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (0.43% at January 30, 2009). The Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of January 30, 2009, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At January 30, 2009, the effective portion of the cash flow hedge was a deferred net loss of approximately $150,000, net of taxes. Over the next twelve months, we expect to reclassify approximately $153,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of January 30, 2009.

Contractual Obligations

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

For information on our contractual obligations, please refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the SEC.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. SFAS 161 does not change the accounting treatment for derivative instruments, and therefore, the adoption will not have any impact on our financial position, results of operations, or cash flows. We will be required to adopt SFAS 161 in the second quarter of our current fiscal year.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP affects the calculation of Basic EPS when a company has unvested share-based payment awards with non-forfeitable rights to dividends. The two-class method of calculation would be required, which means that dividends and undistributed earnings must be allocated between common shares and the unvested awards in calculating Basic EPS. The FSP will be effective for our fiscal year beginning November 1, 2009. We are evaluating the impact adopting FSP EITF 03-6-1 will have on our financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 162 on November 1, 2009, will not affect our financial position, results of operations, or cash flows.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At January 30, 2009, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with SP-1/AA/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers. Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 124 days as of January 30, 2009. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk associated with the current credit environment.

As of January 30, 2009, our total cash and investments balance that was sensitive to interest rate risk was approximately $ 55,727,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $185,000.

The following table summarizes our cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	January 30, 2009	October 31, 2008
Cash equivalents:
Money market funds	$5,993	$2,068
Municipal securities	1,000	—
Available-for-sale securities:
Short-term municipal	39,296	45,045
Long-term municipal	9,438 --------	9,381 --------
	$55,727 =====	$56,494 =====

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR ( 0.43% at January 30, 2009).

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter ended January 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11 and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our former Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. On February 8, 2006, the Court dismissed the case with prejudice. On June 5, 2008, the Ninth Circuit reversed the dismissal and remanded to the District Court. The parties have agreed to a settlement, which will be paid by our insurers. The settlement is subject to documentation and Court approval, which cannot be guaranteed.

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

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. In addition to the other information set forth in this report, including the information included in the discussion in Part I, Item 2, above, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2008, which could materially affect our business, financial condition, or future results. There were no other material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed on January 12, 2009.

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

Applied Signal Technology, Inc. /James E. Doyle/ -------------------------------------------------------------	March 9, 2009 ----------------------------
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

Exhibit Number	Description of Document
3.1	Third Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.67	Amendment to Line of Credit Agreement, dated February 20, 2009, with Wells Fargo Bank, National Association
10.68	Sixth Amendment to Lease Agreement with KBF Properties, LLC, dated September 29, 2008
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002