Form 10-Q
period 2009-05-01
APPLIED SIGNAL TECHNOLOGY INC
filed 2009-06-08
CIK 741696

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended May 1, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	✓ Accelerated filer	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes	✓ No
The number of shares of the Registrant’s common stock outstanding as of May 1, 2009, was 13,073,500.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
 (in thousands, except per-share data)

	—— Three Months Ended ——		—— Six Months Ended ——
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Revenues from contracts	$51,618	$43,888	$95,305	$85,498
Revenues from royalty agreements	1,882 ---------	1,396 ---------	3,579 ---------	2,511 ---------
Total revenues	53,500	45,284	98,884	88,009
Operating expenses:
Contract costs	37,489	31,492	69,020	60,863
Research and development	3,797	3,554	6,872	6,533
General and administrative	5,759 ---------	7,403 ---------	10,889 ---------	15,398 ---------
Total operating expenses	47,045 ---------	42,449 ---------	86,781 ---------	82,794 ---------

Operating income	6,455	2,835	12,103	5,215
Interest income, net	69 ---------	147 ---------	181 ---------	380 ---------
Income before provision for income taxes	6,524	2,982	12,284	5,595
Provision for income taxes	2,450 ---------	967 ---------	4,695 ---------	2,092 ---------

Net income	$4,074 ======	$2,015 ======	$7,589 ======	$3,503 ======

Net income per common share:
Basic	$0.32	$0.16	$0.59	$0.28
Diluted	$0.31	$0.16	$0.58	$0.28

Number of shares used in calculating net income per common share:
Basic	12,852	12,400	12,803	12,371
Diluted	13,086	12,523	13,030	12,513

See accompanying notes

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	May 1, 2009 (unaudited)	October 31, 2008 †
Current assets:
Cash and cash equivalents	$5,144	$4,668
Short term investments	49,543 ---------	45,045 ---------
Total cash, cash equivalents, and short-term investments	54,687	49,713
Accounts receivable:
Billed	22,508	22,224
Unbilled	22,093 ---------	17,891 ---------
Total accounts receivable	44,601	40,115
Inventory	9,616	8,141
Prepaid and other current assets	10,835 ---------	10,155 ---------
Total current assets	119,739	108,124
Property and equipment, at cost:
Machinery and equipment	44,787	43,146
Furniture and fixtures	4,763	4,737
Leasehold improvements	18,464	17,537
Construction in process	177 ---------	353 ---------
	68,191	65,773
Accumulated depreciation and amortization	(53,139) ---------	(50,660) ---------
Property and equipment, net	15,052	15,113
Long-term investments	2,130	9,381
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	127	162
Long-term deferred tax asset	4,424	4,410
Other assets	977 ---------	865 ---------
Total assets	$162,413 ======	$158,019 ======

Applied Signal Technology, Inc.
Balance Sheets (continued)
 (in thousands, except share data)

Liabilities and Shareholders’ Equity	May 1, 2009 (unaudited)	October 31, 2008 †
Current liabilities:
Accounts payable	$5,387	$5,687
Accrued payroll and related benefits	12,445	14,383
Note payable	1,429	1,429
Income taxes payable	247	498
Other accrued liabilities	3,497 ---------	3,513 ---------
Total current liabilities	23,005	25,510
Long-term note payable	3,095	3,929
Accrued rent	2,257	2,396
Other long-term liabilities	1,473	1,451
Shareholders’ equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 13,073,500 at May 1, 2009, and 12,822,323 at October 31, 2008	73,659	70,145
Retained earnings	58,957	54,626
Accumulated other comprehensive income	(33) ---------	(38) ---------
Total shareholders’ equity	132,583 ---------	124,733 ---------
Total liabilities and shareholders’ equity	$162,413 ======	$158,019 ======

† The balance sheet at October 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

Applied Signal Technology, Inc.
Statements of Cash Flows (unaudited)
(in thousands)

	—— Six Months Ended ——
	May 1, 2009	May 2, 2008
Operating Activities
Net income	$7,589	$3,503
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,056	3,065
Stock-based compensation	1,068	2,805
Excess tax benefits from stock-based payment arrangements	(251)	(21)
Changes in:
Accounts receivable	(4,486)	1,329
Refundable income taxes	—	752
Inventory, prepaid expenses, and other assets	(2,281)	(4,154)
Accrued lease incentives	—	877
Accounts payable, taxes payable, and accrued liabilities	(2,413) ---------	435 ---------
Net cash provided by operating activities	2,282	8,591
Investing Activities
Purchases of available-for-sale securities	(28,801)	(50,236)
Maturities of available-for-sale securities	31,285	48,217
Additions to property and equipment	(2,684) ---------	(2,383) ---------
Net cash used in investing activities	(200)	(4,402)
Financing Activities
Issuances of common stock	2,331	1,721
Shares repurchased for tax withholding of vested restricted stock awards	(127)	(97)
Excess tax benefits from stock-based payment arrangements	251	21
Term loan	(834)	(833)
Dividends paid	(3,227) ---------	(3,122) ---------
Net cash used in by financing activities	(1,606)	(2,310)
Net increase in cash and cash equivalents	476	1,879
Cash and cash equivalents, beginning of period	4,668 ---------	5,250 ---------
Cash and cash equivalents, end of period	$5,144 ======	$7,129 ======
Supplemental disclosures of cash flow information:
Interest paid	$149	$204
Income taxes paid	$4,733	$3,280

See accompanying notes

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
May 1, 2009

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

Substantially all of our revenues are from contracts with the United States Government or prime contractors for the United States Government.

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended May 1, 2009, are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The balance sheet at October 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

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

As a supplier to the United States Government, we are required to comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. Among the causes for the suspension are violations of various statutes, including those related to procurement integrity, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corrupt practices. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. The government audits and investigations can take several years to complete. Depending on the results of these audits and investigations, the government may make claims against us or take exception to certain costs we determined to be recoverable. In the period management determines recoverability is not likely, reserves are established for the estimated loss by a charge to operating income.

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

We have one licensing agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $1,882,000 and $3,579,000 for the three-month and six-month periods ended May 1, 2009, respectively, and $1,396,000 and $2,511,000, respectively, for the three-month and six-month periods ended May 2, 2008.

The following table represents our revenue concentration during the respective periods by contract type.

	—— Three Months Ended ——		—— Six Months Ended ——
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Cost-reimbursement contracts	61%	72%	61%	71%
Time-and-materials contracts	21%	18%	20%	19%
Fixed-price contracts	15%	7%	15%	7%
Royalty contracts	3% --------	3% --------	4% --------	3% --------
	100% ======	100% ======	100% ======	100% ======

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	—— Three Months Ended ——		—— Six Months Ended——
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Tiffany	19%	10%	19%	10%
ASA	17%	15%	17%	15%
High Beam	9%	14%	11%	13%
Stone Face II	5%	16%	6%	14%
Specter	5%	5%	— %	7%
Raider	— --------	— --------	5% --------	— --------
	55% ======	60% ======	58% ======	59% ======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: Tiffany, ASA, and Stone Face II. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of determining significant revenue concentrations.

ASA is a time-and-materials contract and Raider is a fixed-price contract. All of the other contracts referenced in the table above are cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs incurred at May 1, 2009, and October 31, 2008, were approximately $1,274,000 and $1,283,000, respectively. Approximately $853,000 of the October 31, 2008, balance was recognized as revenue during the first six months of fiscal year 2009.

Indirect rate variance adjustments to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become estimable. At the beginning of fiscal year 2009, we implemented a new indirect rate structure, which changed the application of certain indirect expenses to contracts. We implemented this new structure in accordance with the Federal Acquisition Regulations. Through this new rate structure, we changed the allocation of certain indirect costs from general and administrative expenses to contract costs. In addition, this structure changed the application of certain general and administrative expenses to contracts, which created a one-time increase to operating income of approximately $450,000 from fixed-price contracts.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust our planned indirect spending during the year; we can modify our billing rates to our customers through the Defense Contract Audit Agency, in accordance with the Federal Acquisition Regulations; or we can record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

The unfavorable rate variance at May 1, 2009, was approximately $115,000. At May 2, 2008, the unfavorable rate variance was approximately $2,302,000, and included approximately $1,180,000 of unanticipated severance costs, that were payable to our former Chief Executive Officer and were not included in our target rates for general and administrative expenses.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during the first six months of fiscal years 2009 and 2008.

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

During the three-month and six-month period ended May 1, 2009, we recorded an inventory write-down of approximately $422,000 and approximately $935,000, during the three-month and six-month period ended May 2, 2008, to reflect the estimated market value of one inventoried product.

Disposals associated with our raw material represent a minor amount, and are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of raw material inventory were not significant during the first six months of fiscal years 2009 and 2008.

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

Please refer to “Notes to Consolidated Financial Statements, Note 6: Provision for Income Taxes” for further information.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first six months of fiscal year 2009 or the full fiscal year of 2008.

Cash, Cash Equivalents, and Investments

Cash balances include cash held in banks to support daily cash needs and were approximately $1,819,000 on May 1, 2009, and approximately $2,600,000 on October 31, 2008. We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include money market funds and municipal securities.

Our remaining securities are classified as available for sale and are carried at fair value in short-term and long-term investments. At May 1, 2009, all of our short-term and long-term investments consist of municipal securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for the first six months of fiscal years 2009 and 2008.

The following tables summarize our cash equivalents, short-term securities, and long-term securities (in thousands).

	——————————————— May 1, 2009 ———————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	3,325	—	—	3,325
Available-for-sale securities:
Short-term municipal	49,442	103	(2)	49,543
Long-term municipal	2,117 ----------	13 ----------	— ----------	2,130 ----------
	$54,884 =======	$116 =======	$(2) =======	$54,998 =======
	——————————————— October 31, 2008 ———————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	2,068	—	—	2,068
Municipal securities	—	—	—	—
Available-for-sale securities:
Short-term municipal	45,006	39	—	45,045
Long-term municipal	9,380 ----------	10 ----------	(9) ----------	9,381 ----------
	$56,454 =======	$49 =======	$(9) =======	$56,494 =======

The following table summarizes the effective maturities of our available-for-sale investments (in thousands).

	May 1, 2009	October 31, 2008
Due in one year or less	$49,543	$45,045
Due in one to two years	2,130 ---------	9,381 ---------
	$51,673 ======	$54,426 ======

Fair Value Measurements

As of November 1, 2008, we adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The adoption of SFAS 157did not have a material impact on our results of operations, financial position, or cash flows. The requirements of SFAS 157 regarding certain non-financial assets and liabilities have been deferred until the first quarter of our fiscal year 2010 in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. We currently do not expect that the adoption of SFAS 157 as it relates to certain non-financial assets and liabilities will have a material impact on our results of operations, financial position, or cash flows. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of January 30, 2009, did not have a material impact on our results of operations, financial position, or cash flows.

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 1, 2009 (in thousands):

—————————— Fair Value Measurement Using ——————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents
Money market funds	$3,325	$—	$3,325

Available-for-sale securities:
Short-term municipal	—	49,543	49,543
Long-term municipal	— ---------	2,130 ---------	2,130 ---------
Total assets	$3,325 ======	$51,673 ======	$54,998 ======
Liabilities
Interest rate swap	$— ---------	$147 ---------	$147 ---------
Total liabilities	$— ======	$147 ======	$147 ======

As of May 1, 2009, our investment portfolio did not include Level 3 investments.

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

The inputs used to value the interest rate swap liability are based on observable market data such as the LIBOR swap rate (floating interest rate), a fixed rate (term loan interest rate), a discount factor, and a calculation of a present value of the interest paid/received based on the expected loan principal. Please refer to “ Notes to Consolidated Financial Statements, Note 4: Borrowing Arrangements” for further information.

As of November 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of May 1, 2009, we did not elect such option for any of our financial instruments or liabilities.

Restricted Cash

We had restricted cash balances of approximately $670,000 and $605,000 at May 1, 2009, and at October 31, 2008, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $93,000 and $161,000 was included in prepaids and other current assets at May 1, 2009, and at October 31, 2008, respectively. Approximately $577,000 and $444,000 was included in other assets at May 1, 2009, and at October 31, 2008, respectively.

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

No indicators of impairment were identified at May 1, 2009.

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

No indicators of impairment were identified at May 1, 2009.

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

The per-share data is as follows (in thousands, except per-share amounts):

	—— Three Months Ended ——		—— Six Months Ended ——
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Numerator:
Net income	$4,074 ======	$2,015 ======	$7,589 ======	$3,503 ======
Denominator:
Shares used to compute net income per common share – basic	12,852	12,400	12,803	12,371
Effect of dilutive stock options and nonvested stock	234 ---------	123 ---------	227 ---------	142 ---------
Shares used to compute net income per common share – diluted	13,086 ======	12,523 ======	13,030 ======	12,513 ======

Net income per common share – basic	$0.32	$0.16	$0.59	$0.28
Net income per common share – diluted	$0.31	$0.16	$0.58	$0.28

We excluded approximately 468,000 and 735,000 potential common shares for the three-month and six-month periods ended May 1, 2009, from the diluted net income per common share computation, as their effect would be antidilutive. For the same periods in fiscal year 2008, we excluded 1,163,000 and 1,075,000 potential common shares, respectively, from the diluted net income per common share computation for the same reason.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	—— Three Months Ended ——		—— Six Months Ended ——
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Net income	$4,074	$2,015	$7,589	$3,503
Unrealized gain (loss) on securities	(45)	(51)	74	45
Derivative gain (loss)	3 ---------	37 ---------	(69) ---------	(87) ---------
Comprehensive income	$4,032 ======	$2,001 ======	$7,594 ======	$3,461 ======

The balance of accumulated comprehensive income on securities as of May 1, 2009, and October 31, 2008, was approximately $114,000 and $40,000, respectively. The derivative-related accumulated comprehensive loss balance was approximately $147,000 and $78,000 as of May 1, 2009, and October 31, 2008, respectively.

Dividends

We have paid dividends at the rate of $0.50 per share per annum, payable quarterly. However, the dividend is subject to approval by the Board of Directors and is reviewed quarterly. We paid dividends on November 14, 2008, February 13, 2009, and May 15, 2009, to shareholders of record at October 31, 2008, January 30, 2009, and May 1, 2009, respectively.

We paid dividends of approximately $3,227,000 during the first six months of fiscal year 2009 and approximately $3,122,000 during the first six months of fiscal year 2008.

At May 1, 2009, and October 31, 2008, accrued dividends of approximately $1,634,000 and $1,603,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have stock-based compensation programs that enable our Board of Directors to award employee equity incentives. These programs include restricted stock awards and incentive and non-statutory stock options granted under various plans. Restrictions on the restricted stock awards typically lapse in four equal annual installments, on each anniversary of the grant date, conditioned on continued employment. The restrictions on the majority of the fiscal year 2007 awards to non-employee directors will lapse in three equal annual installments. The vesting provisions of our stock options granted in 2006 and prior years are generally time based, typically vesting 20% on each anniversary of the grant date over five years, and expiring eight or ten years from the grant date, conditioned on continued employment.

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

As of May 1, 2009, 1,402,676 shares were reserved for future issuance under the equity incentive and ESPP plans.

We recognize stock compensation expense, based on the provisions of SFAS 123R, on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

The following table sets forth the total stock-based compensation expense resulting from the grant of stock options, restricted stock awards, and purchases under the ESPP included in our condensed consolidated statements of operations (in thousands).

	—— Three Months Ended ——		—— Six Months Ended ——
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Contract costs	$260	$692	$663	$1,685
Research and development	15	58	36	111
General and administrative	176 ---------	425 ---------	369 ---------	1,009 ---------
Stock-based compensation expense before income taxes	$451	$1,175	$1,068	$2,805
Income taxes	(149) ---------	(232) ---------	(328) ---------	(492) ---------
Stock-based compensation expense after income taxes	$302 ======	$943 ======	$740 ======	$2,313 ======

We estimated the fair value of options granted and shares issued under our ESPP for fiscal year 2008 by using the Black-Scholes valuation model using the following weighted average assumptions:

Six Months Ended May 2, 2008
Risk-free interest rate	3.3%
Expected life (years)	0.50
Expected volatility	49%
Expected dividends	3.5%
Weighted average fair value	$3.61

Due to the non-compensatory nature of our ESPP Plan beginning December 1, 2008, we did not value any new ESPP grants during the first six months of fiscal year 2009.

For grants in fiscal year 2008, the risk-free interest rate was based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the ESPP offering date. Our computation of expected volatility reflected a combination of historical and market-based implied volatility consistent with SFAS 123R and Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. The expected dividend yield was calculated by taking the total expected annual dividend payout divided by the average stock price.

Stock-based compensation expense recognized in the consolidated statement of operations in the first six months of fiscal years 2009 and 2008 reflects estimated forfeitures, which are based on historical option forfeitures.

The net cash proceeds associated with our ESPP were $1,473,000 for the six-month period ended May 1, 2009, and $1,554,000 for the six-month period ended May 2, 2008. There is no unrecognized compensation cost associated with our ESPP as of May 1, 2009.

Stock option activity for the six months ended May 1, 2009, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2008	1,209,318	$18.05
Grants	—
Exercised	(115,391)	$7.43
Forfeitures or expirations	(57,270) --------	$21.30 --------
Outstanding at May 1, 2009	1,036,657	$19.06
Exercisable at May 1, 2009	884,690	$18.91

Net cash proceeds from the exercise of stock options were approximately $858,000 for the six-month period ended May 1, 2009, and approximately $167,000 for the six-month period ended May 2, 2008. Unrecognized compensation cost associated with unvested stock options as of May 1, 2009, is approximately $1,065,000, and is expected to be recognized over a weighted average period of 1.52 years.

The following table summarizes our restricted stock grant activity for the six months ended May 1, 2009.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2008	175,402	$16.11
Grants	32,500	$15.55
Vested	(29,626)	$16.42
Forfeitures	(3,776) ----------	$16.46 ----------
Nonvested at May 1, 2009	174,500	$15.85

The fair value of our restricted stock is based on our closing stock price on the date of grant. Our unrecognized compensation cost related to nonvested (restricted) stock is $2,135,000, and is expected to be recognized over a weighted average period of 2.56 years.

We realized a net income tax benefit from stock options exercised and restricted stock vested of approximately $241,000 during the first six months of fiscal year 2009. We realized a net tax benefit of approximately $48,000 during the same period of fiscal year 2008. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options and the vesting of restricted stock, if any, as financing cash flows rather than operating cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the accounting for assets and liabilities arising from contingencies in business combinations under SFAS 141R. The revised statement and the FSP will apply prospectively to business combinations occurring in our fiscal year beginning November 1, 2009. The effects on future periods will depend on the nature and significance of business combinations subject to the new rules.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. We adopted SFAS 161 in the second quarter of fiscal year 2009. The adoption did not affect our financial position, results of operations, or cash flows due to the disclosure-only nature of the statement.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance will apply prospectively to intangible assets acquired in our fiscal year beginning November 1, 2009. The effects on future periods will depend on the nature and significance of intangible assets acquired.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value in accordance with SFAS 157, including when further analysis of transactions or quoted prices is needed and when an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective for us beginning May 4, 2009, and we do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures. This FSP is effective for us beginning May 4, 2009, and we do not expect the adoption to have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair value of Financial Instruments. The FSP requires disclosures about the fair value of financial instruments in interim reporting periods as well as annual reporting periods. This FSP is effective for our quarterly report for the period beginning May 4, 2009.

Note 2: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	May 1, 2009	October 31, 2008
Raw materials	$795	$799
Work in process	8,077	6,911
Finished goods	744 ---------	431 ---------
	$9,616	$8,141

At May 1, 2009, the unfavorable indirect rate variance included in work in process was approximately $115,000.

During the three-month and six-month period ended May 1, 2009, we recorded an inventory write-down of approximately $422,000 and approximately $935,000, during the three-month and six-month period ended May 2, 2008, to reflect the estimated market value of one inventoried product.

Note 3: Goodwill and Intangible Assets

The goodwill and identifiable intangible assets are related to our July 2005 acquisition of Dynamics Technology, Inc. (DTI)

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first six months of fiscal year 2009.

Intangible assets. The table below presents information on our identifiable intangible assets that are subject to amortization (in thousands).

		—————————————— May 1, 2009 ——————————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	5 years	340	(260)	80
Patent	18 years	60 --------	(13) --------	47 --------
Total		$400	$(273)	$127

All of our acquired identifiable intangible assets are subject to amortization and have approximately original estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $18,000 and $36,000 for the second quarter and first six months of fiscal years 2009, respectively, and $161,000 and $322,000, for the same periods in fiscal year 2008, respectively.

Note 4: Borrowing Arrangements

Revolving line of credit. At May 1, 2009, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit will expire on March 1, 2010.

At May 1, 2009, we had three standby letters of credit under the Line of Credit, totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at May 1, 2009. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at May 1, 2009. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (3.2 5% at May 1, 2009), and interest on those borrowings is payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) ( 0.50% at May 1, 2009). Our Term Loan is for a seven-year term ending on July 1, 2012, with monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of May 1, 2009, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income, and is reclassified into earnings in the same period during which the hedged transaction affects earnings. At May 1, 2009, the effective portion of the cash flow hedge was a deferred loss of approximately $241, 000 on a gross basis. The deferred loss net of taxes was approximately $147,000, and was included in other comprehensive income and long-term liabilities on our Balance Sheet. During the three months and six months ended May 1, 2009, we recognized losses related to the hedge of $32,000 and $176,000, respectively, in other comprehensive income. During the same periods, we recognized in interest expense approximately $45,000 and $81,000, respectively, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $149,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of May 1, 2009.

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

Note 6: Provision for Income Taxes

Our provision for income taxes for the second quarter and first six months of fiscal year 2009 was approximately $2,450,000 and $4,695,000, respectively, with an estimated annual effective tax rate of 38.6%. Our provision for income taxes for the second quarter and first six months of fiscal year 2008 was approximately $967,000 and $2,092,000, respectively.

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

If our estimates of the federal and state income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of May 1, 2009, we do not expect any unrecognized tax benefits to be paid in the next twelve months.

The balance of our liability associated with unrecognized tax benefits and accrued interest was approximately $1,733,000 at May 1, 2009, and approximately $1,620,000 at October 31, 2008.

Note 7: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the second quarter and first six months of fiscal year 2009 were approximately $20,000 and $34,000, respectively. For the same periods of fiscal year 2008, warranty costs were approximately $52,000 and $109,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of May 1, 2009, or October 31, 2008.

Legal proceedings. On March 11, and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our former Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. The parties have agreed to a settlement, which will be paid by our insurers. The settlement has been given preliminary approval, and is subject to final Court approval, which cannot be guaranteed.

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

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “believes,” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2008. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC).

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
  Professional Services. We perform high-end engineering services for government product development and operationally deployed systems. Examples of these services are evaluation of current performance, engineering improvements for performance enhancement, evaluation of signals being processed to develop system operation techniques that can improve intelligence gathering, and customer training in the use of our standard products. Our services are typically offered on a time-and-materials basis. The prices of our services may vary based upon the skill level of technical talent required by our customers.

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

As a supplier to the United States Government, we are required to comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. Among the causes for the suspension are violations of various statutes, including those related to procurement integrity, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corrupt practices. The government may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. The government audits and investigations can take several years to complete. Depending on the results of these audits and investigations, the government may make claims against us or take exception to certain costs we determined to be recoverable. In the period management determines recoverability is not likely, operating income would be reduced.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs incurred at May 1, 2009, and October 31, 2008, were approximately $1,274,000 and $1,283,000, respectively. Approximately $853,000 of the October 31, 2008, balance was recognized as revenue during the first six months of fiscal year 2009.

We have one royalty licensing agreement for which we accrue royalties upon sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. For the three-month and six-month periods ended May 1, 2009, our royalties contributed approximately $1,882,000 and $3,579,000, respectively, to revenues and operating income, and $1,396,000 and $2,511,000, respectively during the three-month and six-month periods ended May 2, 2008.

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

At the beginning of fiscal year 2009, we implemented a new indirect rate structure, which changed the application of certain indirect expenses to contracts. We implemented this new structure in accordance with the Federal Acquisition Regulations. We believe this structure has been accepted by our customers. Through this new rate structure, we changed the allocation of certain indirect costs from general and administrative expenses to contract costs. In addition, this structure changed the application of certain general and administrative expenses to contracts, which created a one-time increase to operating income of approximately $450,000 from fixed-price contracts. We do not anticipate any further change to our operating income as a result of changes to our rate structure, as our operating income levels tend to be driven by contract type. In addition, during fiscal year 2009 we believe that contract costs will be higher as a percentage of revenues and G&A expenses will be lower as a percentage of revenues compared to historical levels.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year; we can request a modification of our billing rates to our customers through the Defense Contract Audit Agency any time during the year, in accordance with the Federal Acquisition Regulations; or we can record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At May 1, 2009, the unfavorable inventoried indirect variance was approximately $115,000. At May 2, 2008, the unfavorable inventoried indirect rate variance was approximately $2,302,000, and included approximately $1,180,000 of unanticipated severance costs that were payable to our former Chief Executive Officer and were not included in our target rates for general and administrative expenses.

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

During the three-month and six-month period ended May 1, 2009, we recorded an inventory write-down of approximately $422,000 and approximately $935,000, during the three-month and six-month period ended May 2, 2008, to reflect the estimated market value of one inventoried product.

Disposals associated with our raw materials represent a minor amount and are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposal activities were not significant during the first six months of fiscal years 2009 and 2008.

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

Please refer to “Notes to Consolidated Financial Statements, Note 6: Provision for Income Taxes” for further information.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first six months of 2009 and the full fiscal year 2008, we did not incur any price redeterminations on any of our contracts.

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

No indicators of impairment were identified at May 1, 2009.

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

No indicators of impairment were identified at May 1, 2009.

Share-based payment. Stock-based compensation expense for equity awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For awards granted prior to, but not yet vested, as of November 1, 2005, stock-based compensation expense was based on the grant-date fair value previously estimated in accordance with the original provisions of SFAS 123. We recognize the stock compensation expense over the requisite service period of the award, which generally equals the vesting period of each grant.

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

The following table sets forth the total stock-based compensation expense resulting from the grant of stock options, restricted stock awards, and purchases under the ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	—— Three Months Ended ——		—— Six Months Ended ——
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Contract costs	$260	$692	$663	$1,685
Research and development	15	58	36	111
General and administrative	176 -------	425 -------	369 -------	1,009 -------
Stock-based compensation expense before income taxes	$451	$1,175	$1,068	$2,805
Income taxes	(149) -------	(232) -------	(328) -------	(492) -------
Stock-based compensation expense after income taxes	$302 =====	$943 =====	$740 =====	$2,313 =====

The decrease to our stock-based compensation expense is primarily due to the non-compensatory nature of our ESPP Plan, effective December 1, 2008.

Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for additional information.

Fair Value Measurements

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

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 1, 2009 (in thousands):

	—————————— Fair Value Measurement Using ——————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents
Money market funds	$3,325	$—	$3,325
Available-for-sale securities:
Short-term municipal	—	49,543	49,543
Long-term municipal	— --------	2,130 --------	2,130 --------
Total assets	$3,325	$51,673	$54,998
Liabilities
Interest rate swap	$— --------	$147 --------	$147 --------
Total liabilities	$— =====	$147 =====	$147 =====

As of May 1, 2009, our investment portfolio did not include Level 3 investments, and we do not intend to purchase such investments in future periods.

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

As of November 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of May 1, 2009, we did not elect such option for any of our financial instruments or liabilities.

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

As we look ahead, we believe that spending levels in our high-demand niche categories of procurement will remain strong, even if total defense spending declines. We are a full-service provider of ISR products, systems, and services, serving the defense, intelligence, and homeland security markets. We believe these core markets have strong growth potential and that we are well positioned to benefit from defense spending in these areas. Since the beginning of fiscal year 2009, we have strengthened our product development pipeline and debuted three new products: a broadband network analysis product for cyber surveillance, a tactical wireless reconnaissance product capable of addressing 3G communication networks, and a towed synthetic aperture sonar system for port and harbor surveillance.

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

We have a firm foundation in broadband communications and tactical SIGINT solutions. We believe that we will continue to have solid growth potential in these areas through the remainder of fiscal year 2009. Over the next several years, we anticipate that the Government will recapitalize a significant portion of its existing SIGINT equipment with new technology. As a result, we anticipate continued strong contract activity in our core markets.

Throughout fiscal year 2008 and 2009, we focused our activities on expanding our opportunities in adjacent markets. During the second quarter of fiscal year 2009, we continued the development of our synthetic aperture sonar (SAS) sensor technology. During April 2009, we deployed our SAS system to successfully locate the wreckage of a plane crash off the coast of Santa Barbara.

We also continue to develop products for explosives detection that are in the final phase of development. We continue to pursue opportunities in the Department of Homeland Security for container security and airport cargo and luggage inspection.

As a result of our anticipated expansion of our business, we expect to make additional investments of capital and management resources, including additional personnel during fiscal year 2009.

We have implemented a new multi-rate structure in fiscal year 2009 that we believe should have several positive effects on our business. This rate structure has reduced the cost of our product offerings. We believe this allows us to compete for product sales in highly competitive markets where price is a significant factor. We believe that this new structure could also allow us to compete more effectively on system integration efforts and to be more competitive in our emerging professional services business.

Our diluted earnings per share for the second quarter of fiscal year 2009 was $0.31, compared to $0.16 in the same quarter of fiscal year 2008. Our diluted earnings per share for the first six months of fiscal year 2009 was $0.58, compared to $0.28 in the same period of fiscal year 2008.

Our product sales have increased operating income by approximately $1.5 million during the first six months of fiscal year 2009, compared to the same period of fiscal year 2008. This increase also included $0.5 million associated with the one-time change in the method of allocating indirect expenses to fixed-price contracts, recorded during the first quarter of fiscal year 2009. Revenues and operating income from royalty contracts during the first six months of fiscal year 2009 increased by approximately $1.1 million compared to the first six months of fiscal year 2008. Stock compensation expense declined by approximately $1.7 million during the first six months of fiscal year 2009, compared to the first six months of fiscal year 2008. The decline is primarily due to the modification to our ESPP at the end of fiscal year 2008. Our contract costs related to inventory write-downs have declined by approximately $0.6 million, compared to the first six months of fiscal year 2008.

Three and Six Months Ended May 1, 2009, Compared to Three Months and Six Months Ended May 2, 2008

Revenues and backlog. Revenues for the second quarter of fiscal year 2009 were approximately $53,500,000, an 18.1% increase from revenues of approximately $45,284,000 recorded in the second quarter of fiscal year 2008. Product sales increased by approximately $4,773,000 and $8,824,000 during the second quarter and first six months of fiscal year 2009, compared to the same periods of fiscal year 2008. The increase was primarily due to sales related to our Model 680 Raider product and continued demand for our core broadband communication products. Revenues generated by our development programs increased by approximately $2,957,000 and $983,000 during the second quarter and first six months of fiscal year 2009, compared to the same periods in fiscal year 2008.

We have one licensing agreement for which we accrue royalties upon sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. We recorded royalty income of approximately $1,882,000 during the second quarter of fiscal year 2009, compared to approximately $1,396,000 during the same period of fiscal year 2008. During the first six months of fiscal year 2009, our royalty income was approximately $3,579,000, compared to approximately $2,511,000 during the same period of fiscal year 2008.We believe that our fiscal year 2009 royalty income will increase, compared to fiscal year 2008. However, we do not believe that our royalty income during the remaining two quarters of fiscal year 2009 will be recognized at the same levels as our first two quarters of fiscal year 2009.

New orders received during the second quarter of fiscal year 2009 were $56,454,000, representing a 17% increase when compared to new orders of $48,150,000 received during the second quarter of fiscal year 2008. New orders for the first six months of fiscal year 2009 were $89,575,000, representing a 19% increase when compared to new orders of $75,039,000 for the same period of fiscal year 2008. New orders increased for the second quarter and first six months of fiscal 2009 primarily due to the award of a five-year contract of approximately $24 million.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At May 1, 2009, ending backlog was approximately $114,542,000, representing an 8.2% decrease from ending backlog of approximately $124,784,000 at October 31, 2008. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. During fiscal year 2008, we received a termination for the convenience of the government related to several delivery orders. New orders and backlog are expected to be reduced by approximately $4 million to $5 million when we complete settlement of the terminated efforts.

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

The following table represents our revenue concentration during the respective periods by contract type.

	—— Three Months Ended ——		—— Six Months Ended ——
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Cost-reimbursement contracts	61%	72%	61%	71%
Time-and-materials contracts	21%	18%	20%	19%
Fixed-price contracts	15%	7%	15%	7%
Royalty contracts	3% --------	3% --------	4% --------	3% --------
	100% ======	100% ======	100% ======	100% ======

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	—— Three Months Ended ——		—— Six Months Ended ——
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Tiffany	19%	10%	19%	10%
ASA	17%	15%	17%	15%
High Beam	9%	14%	11%	13%
Stone Face II	5%	16%	6%	14%
Specter	5%	5%	—	7%
Raider	— --------	— --------	5% --------	— --------
	55% ======	60% ======	58% ======	59% ======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: Tiffany, ASA, and Stone Face II. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of determining significant revenue concentrations.

ASA is a time-and-materials contract and Raider is a fixed-price. All of the other contracts referenced in the table above were cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $37,489,000, or 70.1 % of revenues, for the second quarter of fiscal year 2009 compared to approximately $31,492,000, or 69.5 % of revenues, for the same period of fiscal year 2008. Contract costs were approximately $69,020,000, or 69.8% of revenues, for the first six months of fiscal year 2009 compared to approximately $60,863,000, or 69.2% of revenues, for the same period of fiscal year 2008. Contract costs increased in absolute dollars and as a percentage of revenues during the second quarter and first six months of fiscal year 2009, compared to the same periods of fiscal year 2008 primarily due to overall increased activity associated with product sales and to the change in our indirect rate structure for fiscal year 2009. The increase was partially offset by a decline in stock-based compensation expense of approximately $432,000 and $1,022,000 during the second quarter and first six months of fiscal year 2009 compared to the same periods of fiscal year 2008.

Research and development (R&D). Company-directed investment in research and development consists of expenditures recoverable from customers through our billing rates and expenditures funded by us from operations. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,797,000, or 7.1 % of revenues, for the second quarter of fiscal year 2009 compared to approximately $3,554,000, or 7.9% of revenues, for the same period of fiscal year 2008. During the first six months of fiscal year 2009, R&D expenses were approximately $6,872,000, or 7.0% of revenues, compared to approximately $6,533,000, or 7.4% of revenues, during the first six months of fiscal year 2008. R&D expenses were lower during the first six months of fiscal year 2008 primarily due to directing our efforts toward meeting our contractual obligations.

General and administrative (G&A). General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record G&A expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. G&A expenses were approximately $5,759,000, or 10.8 % of revenues, for the second quarter of fiscal year 2009, compared to approximately $7,403,000, or 16.4% of revenues, for the same period of fiscal year 2008. During the first six months of fiscal year 2009, G&A expenses were approximately $10,889,000, or 11.0 % of revenues, compared to approximately $15,398,000, or 17.5% of revenues, during the first six months of 2008. G&A expenses decreased in absolute dollars and as a percentage of revenue during the second quarter and first six months of fiscal year 2009, primarily due the change in our indirect rate structure for fiscal year 2009. In addition, stock-based compensation declined by approximately $193,000 and $584, 000 during the second quarter and first six months of fiscal year 2009, compared to the same periods of fiscal year 2008.

Interest income and other, net. Net interest income for the second quarter of fiscal year 2009 was approximately $188,000 compared to approximately $293,000 for the second quarter of fiscal year 2008. Interest income recognized during the first six months of fiscal year 2009 was approximately $418,000 compared to interest income of approximately $665,000 during the first six months of 2008. Interest income decreased during the second quarter and first six months of fiscal year 2009 primarily due to lower average yields within our investment portfolio.

Interest expense. Interest expense for the second quarter of fiscal year 2009 was approximately $119,000 compared to approximately $146,000 of interest expense in the second quarter of fiscal year 2008. Interest expense incurred during the first six months of fiscal year 2009 was approximately $237,000 compared to interest expense of approximately $285,000 during the first six months of fiscal year 2008.

Provision for income taxes. Our provision for income taxes for the second quarter and first six months of fiscal year 2009 was approximately $2,450,000 and $4,695,000, respectively, representing an estimated 38.6% annual effective tax rate. Our provision for income taxes for the second quarter and first six months of fiscal year 2008 was approximately $967,000 and $2,092,000, respectively, representing an estimated 45.3% annual effective tax rate. The difference in our estimated annual effective tax rate at May 1, 2009, from our effective tax rate at May 2, 2008, was primarily due to a reduction in non-deductible ESPP expense related to changes in the plan that make it non-compensatory under SFAS 123R for offering periods beginning in fiscal year 2009. In addition, we reduced our income tax expense by approximately $440,000 during the first six months of fiscal year 2008, primarily due to the filing of an Application for Change in Accounting Method with the Internal Revenue Service (IRS) under the automatic-consent provisions, during the second quarter of fiscal year 2008. Based upon the change in method filed with the IRS, we re-measured our deferred tax asset balance related to the determination of tax basis depreciation on certain property and equipment assets as of October 31, 2006. This led to a tax benefit of approximately $333,000, which was recorded as a discrete item during the second quarter of fiscal year 2008.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first six months of fiscal year 2009 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP. We have reduced option grants in favor of restricted stock awards and have modified our ESPP. Subsequent to the modification of our ESPP, participation has significantly declined. We believe that cash received from the issuance of common stock under our ESPP in fiscal year 2009 will decline by approximately $1 million as compared to fiscal year 2008.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $2,282,000 and $8,591,000 during the first six months of fiscal years 2009 and 2008, respectively. Net income for the first six months of fiscal year 2009 was approximately $7,589,000 compared to net income of approximately $3,503,000 for the comparable period of fiscal year 2008.

Accounts receivable balances increased during the first six months of fiscal year 2009 by approximately $4,486,000 and decreased by approximately $1,329,000 during the same period in fiscal year 2008. During the first six months of fiscal year 2009, we generated revenues of approximately $98,884,000 and collected approximately $94,141,000. During the first six months of fiscal year 2008, we generated revenues of approximately $88,009,000 and collected approximately $88,745,000.

Inventory, prepaid expenses, and other assets increased during the first six months of fiscal year 2009 by approximately $2,281,000 and during the first six months of fiscal year 2008 by approximately $4,154,000. The difference between the first six months of fiscal year 2009 and the first six months of fiscal year 2008 was due to inventory and precontract cost activities. During the first six months of fiscal year 2009, inventory balances increased by approximately $1,476,000 due to an increase in our work-in-process inventory of approximately $1, 473,000. The increase to work-in-process inventory was partially offset by a reduction due to an inventory write-down of approximately $422,000. During the first six months of fiscal year 2008, the increase in inventory included an increase to the indirect rate variance of approximately $2,302,000; an increase to work-in-process inventory of approximately $2,058,000; and a reduction due to an inventory write-down of approximately $935,000. During the first six months of fiscal year 2008, precontract costs decreased other current assets by approximately $1,308,000 primarily due to our ability to obtain funding for our ASA and Specter contracts.

During the first six months of fiscal year 2008, we received a payment of approximately $877,000 for lease incentives associated with our facility in Torrance, California.

Accounts payable, taxes payable, accrued payroll liabilities, and other accrued liabilities balances decreased by approximately $2,413,000 during the first six months of fiscal year 2009 and increased by approximately $338,000 during the first six months of fiscal year 2008. The difference between the first six months of fiscal year 2009 and the first six months of fiscal year 2008 was primarily due to a difference in activity associated with accrued payroll liabilities. Accrued payroll liabilities decreased during the first six months of fiscal year 2009 by approximately $1,938,000 due to bonus payments of approximately $2,751,000, accrued at the end of fiscal year 2008, and payments for accrued vacation of approximately $1,181,000 due to a change in our vacation policy. These payments were partially offset by the fiscal year 2009 accrued bonus of approximately $2,217,000. The increase during the first six months of fiscal year 2008 included a severance accrual for our former Chief Executive officer of approximately $1,180,000. Approximately $478,000 was included in accrued payroll liabilities and approximately $702,000 was included in other long-term liabilities. The severance accrual was partially offset by a decrease in accounts payable balances during the first six months of fiscal year 2008 of approximately $360,000.

Net cash from investing activities. Investing activities used cash of approximately $200,000 during the first six months of fiscal year 2009. During the same period of fiscal year 2008, investing activities used cash of approximately $4,402,000. During the first six months of fiscal year 2009, we purchased approximately $28,801,000 of investment securities and approximately $31,285,000 matured. During the same period of fiscal year 2008, we purchased approximately $50,236,000 of investment securities and approximately $48,217,000 matured.

Net cash from financing activities. Financing activities used cash of approximately $1,606,000 during the first six months of fiscal year 2009 and used cash of approximately $2, 310,000 during the same period in fiscal year 2008. The difference in financing activities between the first six months of fiscal years 2009 and 2008 is due to an increase in option exercises during the first six months of fiscal year 2009.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. At May 1, 2009, we held in our investment portfolio approximately $51,673,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with A-1/SP-1/AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers.

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

Borrowing Arrangements

Revolving line of credit. At May 1, 2009, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit will expire on March 1, 2010.

At May 1, 2009, we had three standby letters of credit under the Line of Credit totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at May 1, 2009. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at May 1, 2009. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000. We do not pay interest on the amount associated with the standby letters of credit.

As a result of the committed but unused funds associated with the two letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (3.25% at May 1, 2009), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) ( 0.50% at May 1, 2009). The Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of May 1, 2009, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At May 1, 2009, the effective portion of the cash flow hedge was a deferred loss of approximately $241,000 on a gross basis. The deferred net loss net of taxes was approximately $147,000, and was included in other comprehensive income and long-term liabilities on our Balance Sheet. During the three months and six months ended May 1, 2009, we recognized losses related to the hedge of $32,000 and $176,000, respectively, in other comprehensive income. During the same periods, we recognized in interest expense approximately $45,000 and $81,000, respectively, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $149,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of May 1, 2009.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the accounting for assets and liabilities arising from contingencies in business combinations under SFAS 141R. The revised statement and the FSP will apply prospectively to business combinations occurring in our fiscal year beginning November 1, 2009. The effects on future periods will depend on the nature and significance of business combinations subject to the new rules.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. We adopted SFAS 161 in the second quarter of fiscal year 2009. The adoption did not affect our financial position, results of operations or cash flows due to the disclosure-only nature of the statement.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance will apply prospectively to intangible assets acquired in our fiscal year beginning November 1, 2009. The effects on future periods will depend on the nature and significance of intangible assets acquired.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value in accordance with SFAS 157, including when further analysis of transactions or quoted prices is needed and when an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective for us beginning May 4, 2009, and we do not expect the adoption to have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures. This FSP is effective for us beginning May 4, 2009 and we do not expect the adoption to have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair value of Financial Instruments. The FSP requires disclosures about the fair value of financial instruments in interim reporting periods as well as annual reporting periods. This FSP is effective for our quarterly report for the period beginning May 4, 2009.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At May 1, 2009, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with SP-1AA//AAA (Standard & Poor’s), P-1/MIG-1/Aaa (Moody’s), and F-1/AA/AAA (Fitch) rated issuers. Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 114 days as of May 1, 2009. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk associated with the current credit environment.

As of May 1, 2009, our total cash and investments balance that was sensitive to interest rate risk was approximately $ 54,998,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $168,000.

The following table summarizes our cash, cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	May 1, 2009	October 31, 2008
Cash equivalents:
Money market funds	$3,325	$2,068
Available-for-sale securities:
Short-term municipal	49,543	45,045
Long-term municipal	2,130 --------	9,381 --------
	$54,998 =====	$56,494 =====

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR ( 0.5% at May 1, 2009).

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter-ended May 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our former Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. The parties have agreed to a settlement, which will be paid by our insurers. The settlement has been given preliminary approval, and is subject to final Court approval, which cannot be guaranteed.

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

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

At the annual meeting of our shareholders held on March 18, 2009, the following matters were considered and voted upon.

The following nominees were elected as Class I directors to serve on our Board of Directors for a two-year term expiring at the 2011 annual meeting of shareholders or until their successors are duly elected and qualified. The number of shares voted and withheld for such nominees were as follows:

Name	For	Withheld
John P. Devine	10,690,096	677,372
David D. Elliman	10,699,593	667,875
Robert J. Richardson	10,795,218	572,250
William B.Van Vleet III	10,769,733	597,735

A proposal to amend the Company’s 1993Employee Stock Purchase Plan to increase by 500,000 shares the maximum number of shares of common stock that may be issued under this plan was approved. The number of shares voted for and against the amendment were as follows:

For	Against	Abstain	Broker Non-Votes
9,168,324	107,741	17,185	2,074,218

The appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2009, was approved and ratified. The number of shares voted for and against the appointment was as follows:

For	Against	Abstain
11,061,165	276,867	29,436

Item 5: Other Information

None.

Item 6: Exhibits

Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Signal Technology, Inc. /s/ James E. Doyle	June 8, 2009
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

Exhibit Number	Description of Document
3.1	Third Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.69(1)	Amendment to Applied Signal Technology, Inc. 1993 Employee Stock Purchase Plan, as amended on March 18, 2009*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan, contract, or arrangement

(1) Incorporated by reference to corresponding Exhibit filed as an Exhibit to our Current Report on Form 8-K filed on April 1, 2009.