Form 10-Q
period 2009-07-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2009-09-09
CIK 741696

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended July 31, 2009

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
The number of shares of the Registrant’s common stock outstanding as of July 31, 2009, was 13,169,310.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
 (in thousands, except per-share data)

	—— Three Months Ended ——		—— Nine Months Ended ——
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Revenues from contracts	$47,845	$48,695	$143,150	$134,193
Revenues from royalty agreements	1,655 ---------	1,253 ---------	5,234 ---------	3,764 ---------
Total revenues	49,500 ======	49,948 ======	148,384 ======	137,957 ======
Operating expenses:
Contract costs	35,347	34,572	104,367	95,435
Research and development	3,757	3,953	10,629	10,486
General and administrative	5,552 ---------	8,205 ---------	16,441 ---------	23,603 ---------
Total operating expenses	44,656 ---------	46,730 ---------	131,437 ---------	129,524 ---------

Operating income	4,844	3,218	16,947	8,433
Interest income, net	41 ---------	158 ---------	222 ---------	538 ---------
Income before provision for income taxes	4,885	3,376	17,169	8,971
Provision for income taxes	1,555 ---------	1,411 ---------	6,250 ---------	3,503 ---------

Net income	$3,330 ======	$1,965 ======	$10,919 ======	$5,468 ======

Net income per common share:
Basic	$0.26	$0.16	$0.85	$0.44
Diluted	$0.25	$0.15	$0.83	$0.43

Number of shares used in calculating net income per common share:
Basic	12,947	12,538	12,851	12,427
Diluted	13,226	12,741	13,101	12,616

See accompanying notes

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	July 31, 2009 (unaudited)	October 31, 2008 †
Current assets:
Cash and cash equivalents	$5,893	$4,668
Short term investments	55,559 ---------	45,045 ---------
Total cash, cash equivalents, and short-term investments	61,452	49,713
Accounts receivable:
Billed	24,862	22,224
Unbilled	14,944 ---------	17,891 ---------
Total accounts receivable	39,806	40,115
Inventory	9,558	8,141
Prepaid and other current assets	9,766 ---------	10,155 ---------
Total current assets	120,582	108,124
Property and equipment, at cost:
Machinery and equipment	44,997	43,146
Furniture and fixtures	4,757	4,737
Leasehold improvements	18,625	17,537
Construction in process	666 ---------	353 ---------
	69,045	65,773
Accumulated depreciation and amortization	(54,530) ---------	(50,660) ---------
Property and equipment, net	14,515	15,113
Long-term investments	4,740	9,381
Goodwill	19,964	19,964
Intangible assets, net of accumulated amortization	109	162
Long-term deferred tax asset	3,889	4,410
Other assets	978 ---------	865 ---------
Total assets	$164,777 =======	$158,019 =======

Applied Signal Technology, Inc.
Balance Sheets (continued)
 (in thousands, except share data)

Liabilities and Shareholders’ Equity	July 31, 2009 (unaudited)	October 31, 2008 †
Current liabilities:
Accounts payable	$4,240	$5,687
Accrued payroll and related benefits	14,966	14,383
Note payable	1,429	1,429
Income taxes payable	—	498
Other accrued liabilities	2,296 ---------	3,513 ---------
Total current liabilities	22,931	25,510
Long-term note payable	2,857	3,929
Accrued rent	2,169	2,396
Other long-term liabilities	1,027	1,451
Shareholders’ equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 13,169,310 at July 31, 2009, and 12,822,323 at October 31, 2008	75,202	70,145
Retained earnings	60,641	54,626
Accumulated other comprehensive income	(50) ---------	(38) ---------
Total shareholders’ equity	135,793 ---------	124,733 ---------
Total liabilities and shareholders’ equity	$164,777 =======	$158,019 =======

† The balance sheet at October 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

Applied Signal Technology, Inc.
Statements of Cash Flows (unaudited)
(in thousands)

	—— Nine Months Ended ——
	July 31, 2009	August 1, 2008
Operating Activities
Net income	$10,919	$5,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,658	4,635
Stock-based compensation	1,516	4,037
Excess tax benefits from stock-based payment arrangements	(287)	(24)
Changes in:
Accounts receivable	309	2,189
Refundable income taxes	—	752
Inventory, prepaid expenses, and other assets	(619)	(1,741)
Accrued lease incentives	—	877
Accounts payable, taxes payable, and accrued liabilities	(2,975) ---------	3,502 ---------
Net cash provided by operating activities	13,521	19,695
Investing Activities
Purchases of available-for-sale securities	(52,112)	(80,236)
Maturities of available-for-sale securities	45,725	67,565
Additions to property and equipment	(3,557) ---------	(3,030) ---------
Net cash used in investing activities	(9,944)	(15,701)
Financing Activities
Issuances of common stock	3,534	3,497
Shares repurchased for tax withholding of vested restricted stock awards	(240)	(279)
Excess tax benefits from stock-based payment arrangements	287	24
Term loan	(1,072)	(1,190)
Dividends paid	(4,861) ---------	(4,695) ---------
Net cash used in financing activities	(2,352)	(2,643)
Net increase in cash and cash equivalents	1,225	1,351
Cash and cash equivalents, beginning of period	4,668 ---------	5,250 ---------
Cash and cash equivalents, end of period	$5,893 ======	$6,601 ======
Supplemental disclosures of cash flow information:
Interest paid	$219	$295
Income taxes paid	$6,785	$5,700

See accompanying notes

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
July 31, 2009

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

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2009, are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The balance sheet at October 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. We have evaluated subsequent events through September 8, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (SEC). No material subsequent events have occurred since July 31, 2009, that required recognition or disclosure in these financial statements, other than as described in Note 9, “Subsequent Event.”

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

Revenues and Contract Accounting

Revenues and cost recognition. The majority of our contracts are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Opinion 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are executed by using written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products and perform related services according to specifications provided by the customer. A limited number of standalone software contracts are recognized in accordance with the AICPA Statement of Opinion 97-2, Software Revenue Recognition (SOP 97-2). When applicable under SOP 97-2, we record deferred revenue associated with contracts that are billed and for which customers have paid in advance of performance requirements set forth in these contracts.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred, including overhead, research and development (R&D), and general and administrative expenses (incurred costs). Stock compensation expense is generally not reimbursable under these contracts. Beginning in the first quarter of fiscal year 2009, we apply indirect costs to all subcontract costs. During fiscal year 2008, we did not apply indirect costs to subcontract costs that were in excess of $250,000 and that met certain other predetermined criteria.

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

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations, as they are incurred. Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated costs to complete. On fixed-price contracts, we bear the risk of any unexpected increases in the cost to develop or manufacture a product; whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors; and these costs could have a materially adverse effect on our results of operations.

We have one licensing agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $1,655,000 and $5,234,000 for the three-month and nine-month periods ended July 31, 2009, respectively, and $1,253,000 and $3,764,000, respectively, for the three-month and nine-month periods ended August 1, 2008.

The following table represents our revenue concentration during the respective periods by contract type.

	—— Three Months Ended ——		—— Nine Months Ended ——
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Cost-reimbursement contracts	58%	68%	60%	70%
Time-and-materials contracts	24%	18%	21%	19%
Fixed-price contracts	15%	11%	15%	8%
Royalty contracts	3% ---------	3% ---------	4% ---------	3% ---------
	100% ======	100% ======	100% ======	100% ======

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	—— Three Months Ended ——		—— Nine Months Ended ——
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Tiffany	21%	14%	20%	12%
ASA	20%	16%	18%	15%
High Beam	5%	18%	9%	15%
Stone Face II	5%	11%	6%	13%
Specter	— ---------	— ---------	— ---------	6% ---------
	51% ======	59% ======	53% ======	61% ======
a dash (—) designates less than 5% revenue concentration

The following contracts are indefinite-delivery-indefinite-quantity (IDIQ) contracts: Tiffany, ASA, and Stone Face II. Under the terms of this type of contract, the government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of determining significant revenue concentrations.

ASA is a time-and-materials contract. All of the other contracts referenced in the table above are cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs incurred at July 31, 2009, and October 31, 2008, were approximately $976,000 and $1,283,000, respectively. Approximately $853,000 of the October 31, 2008, balance was recognized as revenue during the first nine months of fiscal year 2009.

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

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease the unfavorable indirect rate variance accumulated in inventory. Fee percentages on fixed-price and time-and-materials contracts will generally decline as a result of any increase to indirect costs. Fee percentages on active cost-reimbursable contracts will generally be unaffected as a result of any increase to indirect costs. Fee percentages on completed cost-reimbursable contracts will generally be reduced. If our rate variance is favorable, the modification of our billing rates will decrease revenue and operating expenses, and decrease the favorable indirect rate variance accumulated in inventory. In this event, fee percentages on fixed-price and time-and-materials contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

The favorable rate variance at July 31, 2009, was approximately $199,000. At August 1, 2008, the unfavorable rate variance was approximately $2,177,000, and included approximately $1,180,000 of unanticipated severance costs that were payable to our former Chief Executive Officer and were not included in our target rates for general and administrative expenses.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during the first nine months of fiscal years 2009 and 2008.

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

We did not record inventory write-downs during the third quarter of fiscal year 2009. During the nine-month period ended July 31, 2009, we recorded inventory write-downs of approximately $422,000 and approximately $394,000 and $1,329,000, respectively, during the three-month and nine-month periods ended August 1, 2008. We recorded these write-downs to reflect the estimated market value of one inventoried product. Disposals of obsolete products were not significant during the three-month and nine-month periods of fiscal years 2009 and 2008.

Disposals associated with our raw materials represent a minor amount, and are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of raw material inventory were not significant during the first nine months of fiscal years 2009 and 2008.

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

We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority according to Financial Interpretation No. 48, Accounting for Income Taxes – an interpretation of FASB Statement No. 109. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements.

Please refer to “Notes to Consolidated Financial Statements, Note 6: Provision for Income Taxes” for further information.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first nine months of fiscal year 2009 or the full fiscal year of 2008.

Cash, Cash Equivalents, and Investments

Cash balances include cash held in banks to support daily cash needs and were approximately $5,893,000 on July 31, 2009, and approximately $4,668,000 on October 31, 2008. We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include money market funds and municipal securities.

Our remaining securities are classified as available for sale and are carried at fair value in short-term and long-term investments. At July 31, 2009, all of our short-term and long-term investments consist of municipal securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for the first nine months of fiscal years 2009 and 2008.

The following tables summarize our cash equivalents, short-term securities, and long-term securities (in thousands).

	———————— July 31, 2009 ————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	2,054	—	—	2,054
Available-for-sale securities:
Short-term municipal	55,491	69	(1)	55,559
Long-term municipal	4,732 ---------	8 ---------	— ---------	4,740 ---------
	$62,277 ======	$77 ======	$(1) ======	$62,353 ======
	———————— October 31, 2008 ————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	2,068	—	—	2,068
Municipal securities	—	—	—	—
Available-for-sale securities:
Short-term municipal	45,006	39	—	45,045
Long-term municipal	9,380 ---------	10 ---------	(9) ---------	9,381 ---------
	$56,454 ======	$49 ======	$(9) ======	$56,494 ======

The following table summarizes the effective maturities of our available-for-sale investments (in thousands).

	July 31, 2009	October 31, 2008
Due in one year or less	$55,559	$45,045
Due in one to two years	4,740 ---------	9,381 ---------
	$60,299 ======	$54,426 ======

Fair Value Measurements

As of November 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position, or cash flows. The requirements of SFAS 157 regarding certain non-financial assets and liabilities have been deferred until the first quarter of our fiscal year 2010 as allowed under Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. We currently do not expect that the adoption of SFAS 157 as it relates to certain non-financial assets and liabilities will have a material impact on our results of operations, financial position, or cash flows. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of January 30, 2009, did not have a material impact on our results of operations, financial position, or cash flows.

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2009 (in thousands).

	——————— Fair Value Measurement Using ———————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$2,054	$—	$2,054
Available-for-sale securities:
Short-term municipal	—	55,559	55,559
Long-term municipal	— ---------	4,740 ---------	4,740 ---------
Total assets	$2,054	$60,299	$62,353

Liabilities
Interest rate swap	$— ---------	$126 ---------	$126 ---------
Total liabilities	$— ======	$126 ======	$126 ======

As of July 31, 2009, our investment portfolio did not include investments in assets using Level 3 inputs.

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

The inputs used to value the interest rate swap are based on observable market data such as the London Inter-Bank Offered Rate (LIBOR) swap rate (floating interest rate), a fixed rate (term loan interest rate), a discount factor, and a calculation of a present value of the interest paid/received based on the expected loan principal. Please refer to “ Notes to Consolidated Financial Statements, Note 4: Borrowing Arrangements” for further information.

As of November 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of July 31, 2009, we did not elect such option for any of our financial instruments or liabilities.

Restricted Cash

We had restricted cash balances of approximately $689,000 and $605,000 at July 31, 2009, and at October 31, 2008, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $107,000 and $161,000 was included in prepaids and other current assets at July 31, 2009, and at October 31, 2008, respectively. Approximately $582,000 and $444,000 was included in other assets at July 31, 2009, and at October 31, 2008, respectively.

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

No indicators of impairment were identified at July 31, 2009.

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

No indicators of impairment were identified at July 31, 2009.

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

The per-share data is as follows (in thousands, except per-share amounts):

	—— Three Months Ended ——		—— Nine Months Ended ——
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Numerator:
Net income	$3,330 ======	$1,965 ======	$10,919 ======	$5,468 ======
Denominator:
Shares used to compute net income per common share – basic	12,947	12,538	12,851	12,427
Effect of dilutive stock options and nonvested stock	279 ---------	203 ---------	250 ---------	189 ---------
Shares used to compute net income per common share – diluted	13,226 ======	12,741 ======	13,101 ======	12,616 ======

Net income per common share – basic	$0.26	$0.16	$0.85	$0.44
Net income per common share – diluted	$0.25	$0.15	$0.83	$0.43

We excluded approximately 331,000 and 471,000 potential common shares for the three-month and nine-month periods ended July 31, 2009, from the diluted net income per common share computation, as their effect would be antidilutive. For the same periods in fiscal year 2008, we excluded 882,000 and 926,000 potential common shares, respectively, from the diluted net income per common share computation for the same reason.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	—— Three Months Ended ——		—— Nine Months Ended ——
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Net income	$3,330	$1,965	$10,919	$5,468
Unrealized gain (loss) on securities	(38)	3	36	48
Derivative gain (loss)	21 ---------	17 ---------	(48) ---------	(70) ---------
Comprehensive income	$3,313 ======	$1,985 ======	$10,907 ======	$5,446 ======

The balance of accumulated comprehensive income on securities as of July 31, 2009, and October 31, 2008, was approximately $76,000 and $40,000, respectively. The derivative-related accumulated comprehensive loss balance was approximately $126,000 and $78,000 as of July 31, 2009, and October 31, 2008, respectively.

Dividends

We have paid dividends at the rate of $0.50 per share per annum, payable quarterly. However, the dividend is subject to approval by the Board of Directors and is reviewed quarterly. We paid dividends on November 14, 2008, February 13, 2009, May 15, 2009, and August 14, 2009 to shareholders of record at October 31, 2008, January 30, 2009, May 1, 2009, and July 31, 2009, respectively.

We paid dividends of approximately $4,861,000 during the first nine months of fiscal year 2009 and approximately $4,695,000 during the first nine months of fiscal year 2008.

At July 31, 2009, and October 31, 2008, accrued dividends of approximately $1,646,000 and $1,603,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

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

As of July 31, 2009, 1,347,806 shares were reserved for future issuance under the equity incentive and ESPP plans.

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

	—— Three Months Ended ——		—— Nine Months Ended ——
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Contract costs	$268	$557	$932	$2,242
Research and development	13	41	49	153
General and administrative	166 ---------	633 ---------	535 ---------	1,642 ---------
Stock-based compensation expense before income taxes	$447	$1,231	$1,516	$4,037
Income taxes	(148) ---------	(368) ---------	(477) ---------	(860) ---------
Stock-based compensation expense after income taxes	$299 ======	$863 ======	$1,039 ======	$3,177 ======

We estimated the fair value of options granted and shares issued under our ESPP for fiscal year 2008 by using the Black-Scholes valuation model using the following weighted average assumptions:

Nine Months Ended August 1, 2008
Risk-free interest rate	2.0%
Expected life (years)	0.50
Expected volatility	39%
Expected dividends	3.9%
Weighted average fair value	$3.79

Due to the non-compensatory nature of our ESPP Plan beginning December 1, 2008, we did not value any new ESPP grants during the first nine months of fiscal year 2009.

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

Stock-based compensation expense recognized in the consolidated statement of operations in the first nine months of fiscal years 2009 and 2008 reflects estimated forfeitures, which are based on historical option forfeitures.

The net cash proceeds associated with our ESPP were $2,137,000 for the nine-month period ended July 31, 2009, and $3,195,000 for the nine-month period ended August 1, 2008. There is no unrecognized compensation cost associated with our ESPP as of July 31, 2009.

Stock option activity for the nine months ended July 31, 2009, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2008	1,209,318	$18.05
Grants	—
Exercised	(156,331)	$8.93
Forfeitures or expirations	(65,930) ---------	$21.32 ---------
Outstanding at July 31, 2009	987,057	$19.28
Exercisable at July 31, 2009	865,637	$19.15

Net cash proceeds from the exercise of stock options were approximately $1,396,000 for the nine-month period ended July 31, 2009, and approximately $301,000 for the nine-month period ended August 1, 2008. Unrecognized compensation cost associated with unvested stock options as of July 31, 2009, is approximately $864,000, and is expected to be recognized over a weighted average period of 1.34 years.

The following table summarizes our restricted stock grant activity for the nine months ended July 31, 2009.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2008	175,402	$16.11
Grants	61,300	$24.31
Vested	(47,826)	$16.61
Forfeitures	(5,333) ---------	$17.16 ---------
Nonvested at July 31, 2009	183,543	$17.25

The fair value of our restricted stock is based on our closing stock price on the date of grant. Our unrecognized compensation cost related to nonvested (restricted) stock is $2,500,000, and is expected to be recognized over a weighted average period of 2.56 years.

During the third quarter of fiscal year 2008, all outstanding but unvested stock option and restricted stock awards held by our former Chairman and Chief Executive Officer were vested in full in connection with his severance agreement. We also extended the period of exercisability of his stock options for up to two years from the date of termination of employment. As a result of these modifications, we recognized stock-based compensation expense of approximately $304,000 during the third quarter of fiscal year 2008.

We realized a net tax benefit from stock options exercised and restricted stock vested of approximately $247,000 during the first nine months of fiscal year 2009. We realized a net tax deficiency of approximately $59,000 during the same period of fiscal year 2008. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options and the vesting of restricted stock, if any, as financing cash flows rather than operating cash flows.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. We adopted SFAS 161 in the second quarter of fiscal year 2009. The adoption did not affect our financial position, results of operations, or cash flows due to the disclosure-only nature of the statement.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures. We adopted this FSP in the third quarter of fiscal year 2009. The adoption did not affect our financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We began applying the provisions of SFAS 165 in the third quarter of 2009 and its adoption did not affect our financial statements, other than the disclosures required by SFAS No. 165, which can be found in Note 1 under “Description of Business and Basis of Presentation.”

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM  and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will adopt this Statement for our fourth quarter and fiscal year ending October 31, 2009. The adoption of this statement will have no impact on our financial position, results of operations or cash flows.

Note 2: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	July 31, 2009	October 31, 2008
Raw materials	$790	$799
Work in process	8,292	6,911
Finished goods	476 ---------	431 ---------
	$9,558	$8,141

At July 31, 2009, the favorable indirect rate variance included in work in process was approximately $199,000.

We did not record inventory write-downs during the third quarter of fiscal year 2009. During the nine-month period ended July 31, 2009, we recorded inventory write-downs of approximately $422,000 and approximately $394,000 and $1,329,000, respectively, during the three-month and nine-month periods ended August 1, 2008. We recorded these write-downs to reflect the estimated market value of one inventoried product.

Note 3: Goodwill and Intangible Assets

The goodwill and identifiable intangible assets are related to our July 2005 acquisition of Dynamics Technology, Inc. (DTI).

Goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first nine months of fiscal year 2009.

Intangible assets. The table below presents information on our identifiable intangible assets that are subject to amortization (in thousands).

		—————————— July 31, 2009 ——————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	5 years	$340	$(278)	$62
Patent	18 years	60 --------	(13) --------	47 --------
Total		$400	$(291)	$109

All of our acquired identifiable intangible assets are subject to amortization and have approximately original estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $18,000 and $54,000 for the third quarter and first nine months of fiscal years 2009, respectively, and $113,000 and $436,000, for the same periods in fiscal year 2008, respectively.

Note 4: Borrowing Arrangements

Revolving line of credit. At July 31, 2009, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit will expire on March 1, 2010.

At July 31, 2009, we had three standby letters of credit under the Line of Credit, totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at July 31, 2009. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at July 31, 2009. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (3.25% at July 31, 2009), and interest on those borrowings is payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) ( 0.28% at July 31, 2009). Our Term Loan is for a seven-year term ending on July 1, 2012, with monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of July 31, 2009, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income, and is reclassified into earnings in the same period during which the hedged transaction affects earnings. At July 31, 2009, the effective portion of the cash flow hedge was a deferred loss of approximately $205,000 on a gross basis. The deferred loss net of taxes was approximately $126,000, and was included in other comprehensive income and long-term liabilities on our balance sheet. During the three months and nine months ended July 31, 2009, we recognized losses related to the hedge of $10,000 and $186,000, respectively, in other comprehensive income. During the same periods of fiscal year 2009, we recognized in interest expense approximately $46,000 and $126,000, respectively, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $140,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of July 31, 2009.

Note 5: Contractual Obligations

The following table sets forth our contractual obligations as of July 31, 2009 (in thousands).

	—————————— Payments due by period ——————————
Fiscal Year	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$32,291	$7,600	$13,120	$7,035	$4,536
Loan obligations – principal	4,286	1,429	2,857	—	—
Purchase obligations	5,599 ---------	5,599 ---------	— ---------	— ---------	— ---------
Total	$42,176 ======	$14,628 ======	$15,977 ======	$7,035 ======	$4,536 ======

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

Note 7: Provision for Income Taxes

Our provision for income taxes for the third quarter and first nine months of fiscal year 2009 was approximately $1,555,000 and $6,250,000, respectively, with an estimated annual effective tax rate of 38.5%. Our provision for income taxes for the third quarter and first nine months of fiscal year 2008 was approximately $1,411,000 and $3,503,000, respectively, with an estimated annual effective tax rate of approximately 45.9%.

In general, our income tax returns are subject to examination by United States federal tax authorities for tax years 2005 onward and by various United States state tax authorities for tax years 2004 onward. The Internal Revenue Service audit for the year ended October 31, 2007, has been completed and did not result in any adjustment. The results of our examination have been considered in estimating our future obligations for unrecognized tax benefits. As a result, we recorded a net decrease of approximately $1,303,000 in gross unrecognized tax benefits and reduced our accrual for interest and penalties by approximately $278,000 during the third quarter of fiscal year 2009.

The balance of our liability associated with unrecognized tax benefits and accrued interest was approximately $152,000 at July 31, 2009, and approximately $1,620,000 at October 31, 2008.

If our estimates of the federal and state income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of July 31, 2009, we do not expect any unrecognized tax benefits to be paid in the next twelve months.

Note 8: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the third quarter and first nine months of fiscal year 2009 were approximately $46,000 and $80,000, respectively. For the same periods of fiscal year 2008, warranty costs were approximately $44,000 and $157,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of July 31, 2009, or October 31, 2008.

Legal proceedings. On March 11, and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our former Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. The parties have agreed to a settlement, which will be paid by our insurers. On August 3, 2009, the District Court gave final approval to a settlement of this case. A purported appeal of a ruling denying a motion to intervene has been filed.

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

On May 18, 2009, we filed a complaint for patent infringement in the United States District Court for the Northern District of California, Case Number 3:09-cv-2180-SBA, against Emerging Market Communications, Paradise Datacom LLC, and Viasat, Inc. On June 12, 2009, we filed an amended complaint adding EMC Satcom Technologies, Inc. as a defendant. All of the defendants have been served with the complaint, and none of the defendants has yet filed an answer. The Court has set an initial case management conference for November 19, 2009. If we are unable to come to a resolution of the patent infringement claims with the defendants, we expect to vigorously pursue our claims against the defendants.

Note 9: Subsequent Event

On September 1, 2009, we entered into a Membership Interest Purchase Agreement (the “Purchase Company Agreement”) with Pyxis Engineering LLC, a Maryland limited liability company (“Pyxis”), and Eric Bennett as the initial seller (“Bennett”), and each additional member of Pyxis (the “Additional Sellers” and, together with Bennett, the “Sellers”), to acquire all of the outstanding membership interests in Pyxis (the “Acquisition”). The Purchase Agreement and the transactions contemplated therein have been approved by the Board of Directors of the Company, and by Pyxis and all of its members. We completed the acquisition on September 1, 2009 (the “Closing”), at which time Pyxis will became a wholly-owned subsidiary of Applied Signal Technology, Inc.

We believe the Pyxis acquisition will complement AST’s existing software and network services business in the defense and intelligence communities. The acquisition allows AST the opportunity to expand its software and network services business into the emerging cyber-security market.

At closing, we paid from our cash and short-term investments on hand the closing purchase price of $16,250,000. In addition, we paid to Sellers an additional $623,000 as a result of excess working capital delivered by Sellers at Closing over the required minimum $2 million; this adjustment may be further adjusted up (to a maximum of $1 million) or down, upon audit of the estimated closing working capital.

In addition, the Sellers shall be entitled to additional amounts (the “Earn-Out”) based upon the performance of the business acquired from Pyxis during the twelve months following the Closing (the “Earn-Out Period”), of up to $3,750,000, payable in stock to Bennett and cash to the other Additional Sellers. The Earn-Out shall be payable to the Sellers if target revenues from contracts entered into by Pyxis before or after the Closing, together with target revenues generated from new contracts entered into by Applied Signal Technology, Inc. from contracts for business that is substantially similar to the Pyxis business, over the Earn-Out Period, are in excess of $13,250,000 (the “Threshold Target Revenues”). If the Threshold Target Revenues are achieved, the Earn-Out payable to the Sellers shall equal every dollar of target revenues that exceed the Threshold Target Revenues, up to a maximum Earn-Out of $3,750,000, payable if target revenues are $17 million or more.

We expect to retain substantially all of the employees of Pyxis, representing approximately 75 additional employees. Pyxis has been engaged in software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and Intelligence Community, including cleared system software development, systems architecture, application performance management, web portal development, data management, and data mining.

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
  Electronic Warfare. Our Electronic Warfare (EW) solutions detect, identify, and counter adversary weapon and sensor systems by collecting signals from electronic emitters. We have developed a suite of ELINT and electronic support measures (ESM) to derive intelligence from signals associated with weapons systems. This equipment is able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. Our ELINT offering is new, and to date, we have derived a small amount of revenue from the sale of products.
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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs incurred at July 31, 2009, and October 31, 2008, were approximately $976,000 and $1,283,000, respectively. Approximately $853,000 of the October 31, 2008, balance was recognized as revenue during the first nine months of fiscal year 2009.

We have one royalty licensing agreement for which we accrue royalties upon sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. For the three-month and nine-month periods ended July 31, 2009, our royalties contributed approximately $1,655,000 and $5,234,000, respectively, to revenues and operating income, and $1,253,000 and $3,764,000, respectively during the three-month and nine-month periods ended August 1, 2008.

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

At the beginning of fiscal year 2009, we implemented a new indirect rate structure, which changed the application of certain indirect expenses to contracts. We implemented this new structure in accordance with the Federal Acquisition Regulations. We believe this structure has been accepted by our customers. Through this new rate structure, we changed the allocation of certain indirect costs from general and administrative expenses to contract costs. In addition, this structure changed the application of certain general and administrative expenses to contracts, which created a one-time increase to operating income of approximately $450,000 from fixed-price contracts. We do not anticipate any further change to our operating income as a result of changes to our rate structure, as our operating income levels tend to be driven by contract type. In addition, during fiscal year 2009 we believe that contract costs will be higher as a percentage of revenues and general and administrative expenses will be lower as a percentage of revenues compared to historical levels.

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

At July 31, 2009, the favorable inventoried indirect variance was approximately $199,000. At August 1, 2008, the unfavorable inventoried indirect rate variance was approximately $2,177,000, and included approximately $1,180,000 of unanticipated severance costs that were payable to our former Chief Executive Officer and were not included in our target rates for general and administrative expenses.

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

We did not record inventory write-downs during the third quarter of fiscal year 2009. During the nine-month period ended July 31, 2009, we recorded inventory write-downs of approximately $422,000 and approximately $394,000 and $1,329,000, respectively, during the three-month and nine-month periods ended August 1, 2008. We recorded these write-downs to reflect the estimated market value of one inventoried product. Disposals of obsolete products were not significant during the three-month and nine-month periods of fiscal years 2009 and 2008.

Disposals associated with our raw materials represent a minor amount and are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposal activities were not significant during the first nine months of fiscal years 2009 and 2008.

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

We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority according to Financial Interpretation No. 48, Accounting for Income Taxes – an interpretation of FASB Statement No. 109. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements.

Please refer to “Notes to Consolidated Financial Statements, Note 6: Provision for Income Taxes” for further information.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first nine months of 2009 and the full fiscal year 2008, we did not incur any price redeterminations on any of our contracts.

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

No indicators of impairment were identified at July 31, 2009.

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

No indicators of impairment were identified at July 31, 2009.

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

	—— Three Months Ended ——		—— Nine Months Ended ——
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Contract costs	$268	$557	$932	$2,242
Research and development	13	41	49	153
General and administrative	166 ---------	633 ---------	535 ---------	1,642 ---------
Stock-based compensation expense before income taxes	$447	$1,231	$1,516	$4,037
Income taxes	(148) ---------	(368) ---------	(477) ---------	(860) ---------
Stock-based compensation expense after income taxes	$299 ======	$863 ======	$1,039 ======	$3,177 ======

The decrease to our stock-based compensation expense is primarily due to the non-compensatory nature of our ESPP Plan, effective December 1, 2008. In addition, during the third quarter of fiscal year 2008, all outstanding but unvested stock option and restricted stock awards held by our former Chairman and Chief Executive Officer were vested in full in connection with his severance agreement. We also extended the period of exercisability of his stock options for up to two years from the date of termination of employment. As a result of these modifications, we recognized stock-based compensation expense of approximately $304,000 during the third quarter of fiscal year 2008.

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

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2009 (in thousands):

———————— Fair Value Measurement Using ————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$2,054	$—	$2,054
Available-for-sale securities:
Short-term municipal	—	55,559	55,559
Long-term municipal	— ---------	4,740 ---------	4,740 ---------
Total assets	$2,054 ---------	$60,299 ---------	$62,353 ---------

Liabilities
Interest rate swap	$— ---------	$126 ---------	$126 ---------
Total liabilities	$— ======	$126 ======	$126 ======

As of July 31, 2009, our investment portfolio did not include investments in assets using Level 3 inputs, and we do not intend to purchase such investments in future periods.

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

As of November 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of July 31, 2009, we did not elect such option for any of our financial instruments or liabilities.

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

We have implemented a new multi-rate structure in fiscal year 2009 that we believe should have several positive effects on our business. This rate structure has reduced the cost of our product offerings. We believe this allows us to compete for product sales in highly competitive markets where price is a significant factor. We believe that this new structure could also allow us to compete more effectively on system integration efforts and to be more competitive in our emerging professional services business. However, there can be no assurances that the United States Government will agree with this new rate structure approach. If the United States Government does not agree, our revenues and operating income could be reduced.

Our diluted earnings per share for the third quarter of fiscal year 2009 was $0.25, compared to $0.15 in the same quarter of fiscal year 2008. Our diluted earnings per share for the first nine months of fiscal year 2009 was $0.83, compared to $0.43 in the same period of fiscal year 2008.

Our product sales have increased operating income by approximately $2.8 million during the first nine months of fiscal year 2009, compared to the same period of fiscal year 2008. This increase also included $0.5 million associated with the one-time change in the method of allocating indirect expenses to fixed-price contracts, recorded during the first quarter of fiscal year 2009. Revenues and operating income from royalty contracts during the first nine months of fiscal year 2009 increased by approximately $1.5 million compared to the first nine months of fiscal year 2008. Stock compensation expense declined by approximately $2.5 million during the first nine months of fiscal year 2009, compared to the first nine months of fiscal year 2008. The decline is primarily due to the modification to our ESPP at the end of fiscal year 2008 and to modifications to the equity awards of our former Chief Executive Officer during the third quarter of fiscal year 2008. Our contract costs related to inventory write-downs have decreased by approximately $0.9 million, compared to the first nine months of fiscal year 2008.

Acquisition of Pyxis. On September 1, 2009, we entered into a Membership Interest Purchase Agreement (the “Purchase Company Agreement”) with Pyxis Engineering LLC, a Maryland limited liability company (“Pyxis”), and Eric Bennett as the initial seller (“Bennett”), and each additional member of Pyxis (the “Additional Sellers” and, together with Bennett, the “Sellers”), to acquire all of the outstanding membership interests in Pyxis (the “Acquisition”). The Purchase Agreement and the transactions contemplated therein have been approved by the Board of Directors of the Company, and by Pyxis and all of its members. We completed the acquisition on September 1, 2009 (the “Closing”), at which time Pyxis will became a wholly-owned subsidiary of Applied Signal Technology, Inc.

We believe the Pyxis acquisition will complement AST’s existing software and network services business in the defense and intelligence communities. The acquisition allows AST the opportunity to expand its software and network services business into the emerging cyber-security market.

At closing, we paid from our cash and short-term investments on hand $16,250,000, the closing purchase price of $16,250,000. In addition, we paid to Sellers an additional $623,000 as a result of excess working capital delivered by Sellers at Closing over the required minimum $2 million; this adjustment may be further adjusted up (to a maximum of $1 million) or down, upon audit of the estimated closing working capital.

In addition, the Sellers shall be entitled to additional amounts (the “Earn-Out”) based upon the performance of the business acquired from Pyxis during the twelve months following the Closing (the “Earn-Out Period”), of up to $3,750,000, payable in stock to Bennett and cash to the other Additional Sellers. The Earn-Out shall be payable to the Sellers if target revenues from contracts entered into by Pyxis before or after the Closing, together with target revenues generated from new contracts entered into by Applied Signal Technology, Inc. from contracts for business that is substantially similar to the Pyxis business, over the Earn-Out Period, are in excess of $13,250,000 (the “Threshold Target Revenues”). If the Threshold Target Revenues are achieved, the Earn-Out payable to the Sellers shall equal every dollar of target revenues that exceed the Threshold Target Revenues, up to a maximum Earn-Out of $3,750,000, payable if target revenues are $17,000,000 or more.

We expect to retain substantially all of the employees of Pyxis, representing approximately 75 additional employees. Pyxis has been engaged in software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and Intelligence Community, including cleared system software development, systems architecture, application performance management, web portal development, data management, and data mining.

Three and Nine Months Ended July 31, 2009, Compared to Three Months and Nine Months Ended August 1, 2008

Revenues and backlog. Revenues for the third quarter of fiscal year 2009 were approximately $49,500,000, a 0.9% decrease from revenues of approximately $49,948,000 recorded in the third quarter of fiscal year 2008. Revenues for the first nine months of fiscal year 2009 were approximately $148,384,000, a 7.6% increase from revenues of approximately $137,957,000 recognized during the same period of fiscal year 2008. Product sales increased by approximately $960,000 during the third quarter of fiscal year 2009 and increased by $9,784,000 during first nine months of fiscal year 2009, compared to the same periods of fiscal year 2008. The increase was primarily due to sales related to our Model 680 Raider product and continued demand for our core broadband communication products. Revenues generated by our development programs decreased by approximately $1,810,000 and $827,000 during the third quarter and first nine months of fiscal year 2009, compared to the same periods in fiscal year 2008 primarily due to the decline in revenues related to our Stone Face II and Specter contracts.

We have one licensing agreement for which we accrue royalties upon sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. We recorded royalty income of approximately $1,655,000 during the third quarter of fiscal year 2009, compared to approximately $1,253,000 during the same period of fiscal year 2008. During the first nine months of fiscal year 2009, our royalty income was approximately $5,234,000, compared to approximately $3,764,000 during the same period of fiscal year 2008. We believe that our fiscal year 2009 royalty income will increase, compared to fiscal year 2008. However, there can be no assurance that our royalty income will continue at the same level.

New orders received during the third quarter of fiscal year 2009 were $51,235,000, representing a 27.1% decrease when compared to new orders of $70,275,000 received during the third quarter of fiscal year 2008. New orders for the first nine months of fiscal year 2009 were $140,810,000, representing a 3.1% decrease when compared to new orders of $145,314,000 for the same period of fiscal year 2008.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At July 31, 2009, ending backlog was approximately $114,794,000, representing an 8.0% decrease from ending backlog of approximately $124,784,000 at October 31, 2008. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. During fiscal year 2008, we received a termination for the convenience of the government related to several delivery orders. New orders and backlog are expected to be reduced by approximately $4 million to $5 million when we complete settlement of the terminated efforts related to our Stone Face II contract. During the third quarter, we reduced backlog by approximately $2.6 million as a result of the settlement of a portion of these terminated efforts. We anticipate the remaining balance of approximately $2.0 million will be settled in future periods.

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

The following table represents our revenue concentration during the respective periods by contract type.

	—— Three Months Ended ——		—— Nine Months Ended ——
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Cost-reimbursement contracts	58%	68%	60%	70%
Time-and-materials contracts	24%	18%	21%	19%
Fixed-price contracts	15%	11%	15%	8%
Royalty contracts	3% ----------	3% ----------	4% ----------	3% ----------
	100% ======	100% ======	100% ======	100% ======

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	—— Three Months Ended ——		—— Nine Months Ended ——
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Tiffany	21%	14%	20%	12%
ASA	20%	16%	18%	15%
High Beam	5%	18%	9%	15%
Stone Face II	5%	11%	6%	13%
Specter	— ----------	— ----------	— ----------	6% ----------
	51% ======	59% ======	53% ======	61% ======
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

ASA is a time-and-materials contract. All of the other contracts referenced in the table above were cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and estimated overhead costs. Contract costs were approximately $35,347,000, or 71.4 % of revenues, for the third quarter of fiscal year 2009 compared to approximately $34,572,000, or 69.2 % of revenues, for the same period of fiscal year 2008. Contract costs were approximately $104,367,000, or 70.3% of revenues, for the first nine months of fiscal year 2009 compared to approximately $95,435,000, or 69.2% of revenues, for the same period of fiscal year 2008.Contract costs increased in absolute dollars and as a percentage of revenues during the third quarter and first nine months of fiscal year 2009, compared to the same periods of fiscal year 2008 primarily due to overall increased activity associated with product sales and to the change in our indirect rate structure for fiscal year 2009. The increase was partially offset by a decline in stock-based compensation expense of approximately $289,000 and $1,310,000 during the third quarter and first nine months of fiscal year 2009 compared to the same periods of fiscal year 2008.

Research and development. Company-directed investment in research and development (R&D) consists of expenditures recoverable from customers through our billing rates and expenditures funded by us from operations. For interim reporting periods, R&D expenses include labor, materials, and estimated overhead costs. R&D expenses were approximately $3,757,000, or 7.6 % of revenues, for the third quarter of fiscal year 2009 compared to approximately $3,953,000, or 7.9% of revenues, for the same period of fiscal year 2008. During the first nine months of fiscal year 2009, R&D expenses were approximately $10,629,000, or 7.2% of revenues, compared to approximately $10,486,000, or 7.6% of revenues, during the first nine months of fiscal year 2008. R&D expenses for 2009 were not significantly different from the first nine months of fiscal year 2008.

General and administrative. General and administrative (G&A) expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record G&A expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. G&A expenses were approximately $5,552,000, or 11.2 % of revenues, for the third quarter of fiscal year 2009, compared to approximately $8,205,000, or 16.4% of revenues, for the same period of fiscal year 2008. During the first nine months of fiscal year 2009, G&A expenses were approximately $16,441,000, or 11.1 % of revenues, compared to approximately $23,603,000, or 17.1% of revenues, during the first nine months of 2008. G&A expenses decreased in absolute dollars and as a percentage of revenue during the third quarter and first nine months of fiscal year 2009, primarily due the change in our indirect rate structure for fiscal year 2009. In addition, stock-based compensation declined by approximately $467,000 and $1,107, 000 during the third quarter and first nine months of fiscal year 2009, compared to the same periods of fiscal year 2008.

Interest income and other, net. Net interest income for the third quarter of fiscal year 2009 was approximately $147,000 compared to approximately $285,000 for the third quarter of fiscal year 2008. Interest income recognized during the first nine months of fiscal year 2009 was approximately $565,000 compared to interest income of approximately $950,000 during the first nine months of 2008. Interest income decreased during the third quarter and first nine months of fiscal year 2009 primarily due to lower average yields within our investment portfolio.

Interest expense. Interest expense for the third quarter of fiscal year 2009 was approximately $106,000 compared to approximately $127,000 of interest expense in the third quarter of fiscal year 2008. Interest expense incurred during the first nine months of fiscal year 2009 was approximately $343,000 compared to interest expense of approximately $412,000 during the first nine months of fiscal year 2008. Interest expense decreased during the third quarter and first nine months of fiscal 2009 due to the lower average balance of our term loan.

Provision for income taxes. Our provision for income taxes for the third quarter and first nine months of fiscal year 2009 was approximately $1,555,000 and $6,250,000, respectively, representing an estimated 38.5% annual effective tax rate. Our provision for income taxes for the third quarter and first nine months of fiscal year 2008 was approximately $1,411,000 and $3,503,000, respectively, representing an estimated 45.9% annual effective tax rate. The difference in our estimated annual effective tax rate at July 31, 2009, from our effective tax rate at August 1, 2008, was primarily due to a reduction in non-deductible stock compensation expense from our ESPP related to changes in the plan that make it non-compensatory under SFAS 123R for offering periods beginning in fiscal year 2009, and an increase to estimated R&D credits for fiscal year 2009.

In addition, we reduced our income tax expense by approximately $356,000 during the first nine months of fiscal year 2009, primarily due to the reduction of our liability for unrecognized tax benefits. During the first nine months of fiscal year 2008, we reduced our income tax expense by approximately $616,000, primarily due to the filing of an Application for Change in Accounting Method with the Internal Revenue Service (IRS) under the automatic-consent provisions, during the second quarter of fiscal year 2008. Based upon the change in method filed with the IRS, we re-measured our deferred tax asset balance related to the determination of tax basis depreciation on certain property and equipment assets as of October 31, 2006. This led to a tax benefit of approximately $333,000, which was recorded as a discrete item during the second quarter of fiscal year 2008. During the third quarter of fiscal year 2008, we recorded additional discrete tax benefit items, which led to a net reduction to income tax expense of approximately $176,000. These additional discrete items included a reduction to income tax expense of approximately $303,000, associated with research and development credits; offset by an increase to tax expense of approximately $108,000 associated with a reduction to tax-exempt interest taken on our income tax returns for fiscal year 2007.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first nine months of fiscal year 2009 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP. We have reduced option grants in favor of restricted stock awards and have modified our ESPP. Subsequent to the modification of our ESPP, participation has significantly declined. Cash received from the issuance of common stock under our ESPP in fiscal year 2009 declined by approximately by $1,058,000 as compared to fiscal year 2008.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $13,521,000 and $19,695,000 during the first nine months of fiscal years 2009 and 2008, respectively. Net income for the first nine months of fiscal year 2009 was approximately $10,919,000 compared to net income of approximately $5,468,000 for the comparable period of fiscal year 2008.

Accounts receivable balances decreased during the first nine months of fiscal year 2009 by approximately $309,000 and by approximately $2,189,000 during the same period in fiscal year 2008. During the first nine months of fiscal year 2009, we generated revenues of approximately $148,384,000 and collected approximately $148,717,000. During the first nine months of fiscal year 2008, we generated revenues of approximately $137,957,000 and collected approximately $140,146,000.

Inventory, prepaid expenses, and other assets increased during the first nine months of fiscal year 2009 by approximately $619,000 and during the first nine months of fiscal year 2008 by approximately $1,741,000. During the first nine months of fiscal year 2009, inventory balances increased by approximately $1,417,000 due to an increase in our work-in-process inventory of approximately $2,002,000 partially offset by a reduction due to an inventory write-down of approximately $422,000 during the second quarter of fiscal year 2009. Prepaid expenses increased by approximately $1,418,000 and consisted of approximately $578,000 primarily associated with normal renewal activities for insurance and computer repair and maintenance contracts, and an increase of approximately $829,000 to prepaid income taxes.

The increase to inventory and prepaid expenses was partially offset by a decrease to deferred tax assets of approximately $2,023,000. The decrease is primarily associated with adjustments related to our unrecognized tax benefits.

During the first nine months of fiscal year 2008, the increase in inventory included an increase to the indirect rate variance of approximately $2,177,000, an increase to work-in-process inventory of approximately $1,431,000, and a reduction due to an inventory write-down of approximately $1,329,000. Prepaid expenses increased by approximately $1,849,000 during the first nine months of fiscal year 2008 primarily due to an increase in prepaid income taxes of approximately $1,398,000. During the first nine months of fiscal year 2008, precontract costs decreased other current assets by approximately $3,220,000 primarily due to our ability to obtain funding for our ASA and Simple Edge contracts.

During the first nine months of fiscal year 2008, we received a payment of approximately $877,000 for lease incentives associated with our facility in Torrance, California.

Accounts payable, taxes payable, accrued payroll liabilities, and other accrued liabilities balances decreased by approximately $2,975,000 during the first nine months of fiscal year 2009 and increased by approximately $3,502,000 during the first nine months of fiscal year 2008. Accounts payable balances decreased by approximately $1,448,000 primarily due to the payments for our subcontract efforts, accrued at the end of fiscal year 2008. Other accrued liabilities declined by approximately $1,613,000 primarily due to reductions to our liabilities for unrecognized tax benefits of approximately $1,468,000.

Accrued payroll liabilities increased by approximately $583,000. This increase consisted of an increase to accrued salaries and payroll taxes of approximately $2,073,000 due to the timing of our bi-weekly payroll and an increase to accrued bonus of approximately $3,169,000 for our fiscal year 2009 bonus plans. The increase to accrued salaries was partially offset by bonus payments of approximately $2,751,000, accrued at the end of fiscal year 2008, and payments for accrued vacation of approximately $1,181,000 due to a change in our vacation policy.

The increase during the first nine months of fiscal year 2008 included a severance accrual for our former Chief Executive officer of approximately $1,135,000. In addition, accounts payable and other accrued liabilities increased by approximately $1,998,000 during the first nine months of fiscal year 2008.

Net cash from investing activities. Investing activities used cash of approximately $9,944,000 during the first nine months of fiscal year 2009. During the same period of fiscal year 2008, investing activities used cash of approximately $15,701,000. During the first nine months of fiscal year 2009, we purchased approximately $52,112,000 of investment securities and approximately $45,725,000 matured. During the same period of fiscal year 2008, we purchased approximately $80,236,000 of investment securities and approximately $67,565,000 matured.

Net cash from financing activities. Financing activities used cash of approximately $2,352,000 during the first nine months of fiscal year 2009 and used cash of approximately $2,643,000 during the same period in fiscal year 2008. The difference in financing activities between the first nine months of fiscal years 2009 and 2008 is primarily due to increased tax benefits from stock option exercises during the first nine months of fiscal year 2009.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. At July 31, 2009, we held in our investment portfolio approximately $60,299,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with AA/AAA/SP-1/ (Standard & Poor’s), Aa/Aaa/MIG-1 (Moody’s), and AA/AAA /F-1 (Fitch) rated issuers.

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

Borrowing Arrangements

Revolving line of credit. At July 31, 2009, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit will expire on March 1, 2010.

At July 31, 2009, we had three standby letters of credit under the Line of Credit totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at July 31, 2009. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at July 31, 2009. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000.We do not pay interest on the amount associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (3.25% at July 31, 2009), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) ( 0.28% at July 31, 2009). The Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of July 31, 2009, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At July 31, 2009, the effective portion of the cash flow hedge was a deferred loss of approximately $205,000 on a gross basis. The deferred net loss net of taxes was approximately $126,000, and was included in other comprehensive income and long-term liabilities on our balance sheet. During the three months and nine months ended July 31, 2009, we recognized losses related to the hedge of $10,000 and $186,000, respectively, in other comprehensive income. During the same periods of fiscal year 2009, we recognized in interest expense approximately $46,000 and $126,000, respectively, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $140,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of July 31, 2009.

Contractual Obligations

The following table sets forth our contractual obligations as of July 31, 2009 (in thousands).

	—————————————— Payments due by period ——————————————
Fiscal Year	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$32,291	$7,600	$13,120	$7,035	$4,536
Loan obligations – principal	4,286	1,429	2,857	—	—
Loan obligations – interest	384	215	169	—	—
Purchase obligations	5,599 ---------	5,599 ---------	— ---------	— ---------	— ---------
Total	$42,560 ======	$14,843 ======	$16,146 ======	$7,035 ======	$4,536 ======

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. We adopted SFAS 161 in the second quarter of fiscal year 2009. The adoption did not affect our financial position, results of operations or cash flows due to the disclosure-only nature of the statement.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures. We adopted this FSP in the third quarter of fiscal year 2009. The adoption did not affect our financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We began applying the provisions of SFAS 165 in the third quarter of 2009 and its adoption did not affect our financial statements, other than the disclosures required by SFAS No. 165, which can be found in Note 1 under “Description of Business and Basis of Presentation.”

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM  and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will adopt this Statement for our fourth quarter and fiscal year ending October 31, 2009. The adoption of this statement will have no impact on our financial position, results of operations or cash flows.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At July 31, 2009, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with AA/AAA/SP-1/ (Standard & Poor’s), Aa/Aaa/MIG-1 (Moody’s), and AA/AAA /F-1 (Fitch) rated issuers.

Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 99 days as of July 31, 2009. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk associated with the current credit environment.

As of July 31, 2009, our total cash and investments balance that was sensitive to interest rate risk was approximately $ 62,353,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $165,000.

The following table summarizes our cash equivalents and available-for-sale securities, at fair value, that are sensitive to interest rate risk (in thousands).

	July 31, 2009	October 31, 2008
Cash equivalents:
Money market funds	$2,054	$2,068
Available-for-sale securities:
Short-term municipal	55,559	45,045
Long-term municipal	4,740 ---------	9,381 ---------
	$62,353 ======	$56,494 ======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR ( 0.28% at July 31, 2009).

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

Changes in internal control over financial reporting. T here have been no changes in our internal control over financial reporting during the quarter-ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, and July 19, 2005, purported securities class action complaints were filed in the United States District Court, Northern District of California. The cases were considered as In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our Company’s securities during a class period of August 24, 2004, through February 22, 2005. The complaints name us, our former Chief Executive Officer, and our Chief Financial Officer as defendants, and allege that false and misleading statements regarding us were issued during the class period. The parties have agreed to a settlement, which will be paid by our insurers. On August 3, 2009, the District Court gave final approval to a settlement of this case. A purported appeal of a ruling denying a motion to intervene has been filed.

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

On May 18, 2009, we filed a complaint for patent infringement in the United States District Court for the Northern District of California, Case Number 3:09-cv-2180-SBA, against Emerging Market Communications, Paradise Datacom LLC, and Viasat, Inc. On June 12, 2009, we filed an amended complaint adding EMC Satcom Technologies, Inc. as a defendant. All of the defendants have been served with the complaint, and none of the defendants has yet filed an answer. The Court has set an initial case management conference for November 19, 2009. If we are unable to come to a resolution of the patent infringement claims with the defendants, we expect to vigorously pursue our claims against the defendants.

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. In addition to the other information set forth in this report, including the information included in the discussion in Part I, Item 2, above, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2008, as well as the additional risk factors described below, which could materially affect our business, financial condition, or future results. There were no other material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed on January 12, 2009.

Risk Factors relating to the acquisition of Pyxis

We may be unable to successfully integrate the businesses of Pyxis with our existing businesses. As a result of the acquisition of Pyxis Engineering LLC on September 1, 2009, we will have to integrate the Pyxis operations into our combined operations. The integration will require significant efforts, including the coordination of future development and sales and marketing efforts. We may find it difficult to integrate these operations. Former customers of Pyxis may decline to do business with us. The challenges involved in the integration of the acquisition include, but are not limited to, the following:

  Retaining Pyxis customers and strategic partners and enhancing the relationship of the combined company with current and future Pyxis customers and strategic partners
  Integrating and retaining the key employees acquired from Pyxis, as well as retaining key employees of ours performing similar services to those offered by Pyxis prior to the acquisition
  Coordinating development activities to enhance the services offered by Pyxis and us, and to expand our software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and Intelligence Community
  Expanding the services offered by the combined company following the acquisition relating to cleared system software development, systems architecture, application performance management, web portal development, data management, and data mining, especially in light of rapidly evolving markets for those products and technologies
  Effectively managing the diversion of management’s attention from business matters to integration issues
  Combining development, sales, and marketing activities effectively and quickly
  Combining our business culture with the business culture previously operated by Pyxis
  Enhancing the internal controls of the operations acquired in the acquisition

The merger may fail to achieve the anticipated benefits. We have completed the acquisition with the expectation that the acquisition of Pyxis will result in benefits to us, including expansion of our services business, entry into new markets and access to new customers and expansion of relationships with existing customers, resulting in an increase in our revenues. Achieving these anticipated synergies and the potential benefits underlying our reasons for completing the acquisition will depend in part on the success of integrating the acquisition into our business. It is not certain that any of the anticipated benefits will be realized. Risks from an unsuccessful integration of the purchase include:

  The potential disruption of our existing business and the distraction of our management
  The risk that we are unable to expand our software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and Intelligence Community; enhance and expand our relationships with customers in this industry; and add additional services to the solutions we offer to our customers
  The risk that we are unable to retain key employees of Pyxis, causing disruption to our ability to continue to offer the services offered by Pyxis to its customers, generate revenues, and expand this business
  The risk that the costs and expenditures for retaining personnel, enhancing the internal controls and infrastructure required to integrate the Pyxis business with our operations, and integrating the businesses are greater than anticipated.

Even if we are able to integrate the acquisition with our operations, there can be no assurance that the anticipated benefits will be achieved. The failure to achieve such benefits could adversely affect our business, results of operations, and financial condition.

We must retain and motivate key employees, and failure to do so could seriously harm our financial results and operations. We expect to retain substantially all of the Pyxis employees in connection with the acquisition; however, these personnel may decline to join our company, and even if they join, we may be unable to retain key employees following the acquisition. To be successful, we must also retain and motivate existing executives and other key employees. Our employees and former employees of Pyxis may experience uncertainty about their future role with us until or after strategies with regard to the acquisition have been executed. This potential uncertainty may adversely affect our ability to attract and retain key personnel. As the business acquired from Pyxis is entirely dependent on the continued retention of employees able to perform the services offered by Pyxis, any failure to retain key employees will cause us to fail to achieve the revenues expected from the acquisition, and to achieve the benefits of the acquisition.

We expect to incur significant costs associated with the acquisition. Pyxis is a small company, operating without a large infrastructure or robust internal controls. We will need to integrate the Pyxis operations with our own operations, and ensure the development of appropriate controls and procedures commensurate with the controls and procedures that we operate all of our other operations. We expect that we will incur direct transaction costs associated with the acquisition, including direct costs of the acquisition as well as liabilities to be accrued in connection with the acquisition. In addition, we may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the acquisition is completed or the following quarters, to reflect costs associated with integrating the acquisition. There is no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition. If the benefits of the acquisition do not exceed the costs of the acquisition, our financial results may be adversely affected.

We expect to incur significant amounts of goodwill associated with the acquisition of Pyxis. We will account for the acquisition of Pyxis by using the purchase method of accounting. A portion of the purchase price for this business will be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the acquisition. Any excess purchase price, which is likely to constitute a significant portion of the purchase price, will be allocated to goodwill. In accordance with the Financial Accounting Standards Board's Statement No. 142, Goodwill and Other Intangible Assets, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. All other intangible assets are subject to periodic amortization. We evaluate the remaining useful lives of other intangibles each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. When the combined company performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

The acquisition of Pyxis results in a new lines of business for us that could be difficult to integrate, disrupt our business, dilute stockholder value, or harm our results of operations. Although we offer some services to customers similar to those offered by Pyxis, the acquisition substantially enhances our presence in this line of business. We may acquire or make additional investments in complementary businesses, technologies, services, or products and enter into new lines of business if appropriate opportunities arise. The process of integrating any acquired business, technology, service, or product into our business and operations or entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. In developing and marketing the new line of business acquired from Pyxis, we will invest significant time and resources. External factors, such as competitive alternatives, and shifting customer preferences, may also impact the successful implementation of this new line of business. Therefore, we may be unable to take full advantage of business opportunities for the software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and Intelligence Community, and we may encounter difficulties in meeting our expectations or the expectations of investors for the operating results of this business. Failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

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

Applied Signal Technology, Inc.
/s/ James E. Doyle
-----------------------------------------------

James E. Doyle
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

September 8, 2009 ----------------------

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