Form 10-K
period 2009-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2010-01-12
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 2009

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
Aggregate market value of the voting common stock held by non-affiliates of the registrant:

Common stock, without par value – $246,846,001 as of May 1, 2009, based on the closing price on such date for the registrant’s common stock reported by the NASDAQ Global Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of registrant’s common stock outstanding:
Common stock, without par value – 13,211,462 shares as of October 31, 2009.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part II, Item 5, and Part III of this Form10-K portions of its proxy statement for the registrant’s Annual Meeting of Shareholders to be held on March 17, 2010.

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

Description of the Business

Applied Signal Technology, Inc. (AST) is a leading provider of advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. We provide domain knowledge in the areas of communications, signals intelligence (SIGINT) and sensor signature processing. Our SIGINT competencies include the collection and exploitation of communications intelligence (COMINT), electronic intelligence (ELINT) and cyber intelligence. Our sensor signature expertise includes processing information from electro-optic, sonar, radar, magnetic, and chemical sensors to detect changes in the environment and provide real-time alerts of potential threats. We specialize in the collection, processing, and understanding of signals for ISR missions with low size, weight, and power configurations to enable increased deployment on unmanned platforms. We develop and manufacture sophisticated sensors and digital signal processing equipment that use advanced software. Our primary customers are the United States Government and defense industry prime contractors for the United States Government. Our sophisticated products, systems, and services help resolve our customers’ most critical national security and signal collection issues. We provide advanced ISR solutions that allow our nation to prepare for, prevent, evaluate, and respond to foreign and domestic threats. Our specific capabilities include:

Broadband Network Communications. Our broadband communication technology provides secure, high speed communication networks to Government customers. Our solutions enable private networks to operate at the highest communication rates while simultaneously monitoring and scanning all channels to prevent disruptions to network quality of service. We also provide bandwidth compression technology to maximize performance for satellite communications.

Cyber Intelligence. Our specialized systems, software and analytics address sophisticated cyber space threats by creating a unique blend of proprietary intelligence techniques and advanced computer network solutions. We are developing a suite of high capacity network monitoring products to provide deep packet inspection to protect against the threat of cyber attacks. These complex systems identify and localize illicit activity on communication networks and provide the analysis and visualization tools necessary to produce meaningful results in time to make a difference.

Tactical COMINT. Our tactical COMINT solutions include deployment of ground-based and airborne payloads for the detection, identification, location, and tracking of mobile communications and weapons systems. The AST product portfolio includes man-portable, airborne, remote/unattended, and system-level solutions for both strategic and tactical missions. Our systems are wideband digital systems that utilize signal processing technology to deliver superior performance against conventional and modern signals, even in the most challenging signal environments.

Electronic Warfare (EW). Our EW solutions detect, identify, and counter adversary weapons and sensor systems by collecting signals from electronic emitters. We have developed a suite of ELINT and electronic support measures (ESM) to derive intelligence from signals associated with weapons systems. This equipment is able to scan the radar bands associated with weapons systems and determine the type of system and its precise location for battlefield characterization and force protection. To date, we have derived a limited amount of revenue from the sale of our ELINT products.

.Sensor Surveillance. Our specialized sensors and signature processing observes changes in the environment that can provide an indication of activities of concern to global security. Sensor signatures addressed by AST include the use of sound, such as in sonar or radar, to detect mines or submarines; detection of chemicals to expose explosive devices; and detection of magnetic materials that might indicate the presence of buried mines or underground weapons facilities. Our sensor processing equipment provides automatic detection and classification of threatening objects in both marine and terrestrial environments.

Mission Planning and Support. We provide software-based management systems that provide the tasking and planning of deployed sensors and collection systems to conduct operations, training, and sustainment. We also provide mission management of deployed systems.

Professional Services. We perform high-end engineering services for Government product development and operationally deployed systems. Examples of these services include: software engineering development of service oriented architectures; system-level performance evaluation and modeling; system integration; field support and customer training in the use of our standard products.

For fiscal year 2009, 65% of our revenues were from contracts for which we were the prime contractor, 59% of our revenues were from cost-reimbursable contracts, and 89% of our revenues were from sole-source contracts. Substantially all of our revenues are from contracts with the United States Government or prime contractors to the United States Government.

We are incorporated in California. Our headquarters are located at 460 West California Ave., Sunnyvale, CA, 94086, and our telephone number at that address is (408) 749-1888. Our website address is www.appsig.com. The information posted on our website is not incorporated into this annual report. However, investors can obtain a copy of this annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the SEC, as well as a copy of our Code of Ethics, on our website free of charge. These filings are also available on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. The public may obtain information from the Public Reference Room by calling the SEC at 1‑800-SEC-0330.

Business Strategies

Our objective is to grow our business as a leading provider of state-of-the-art ISR products, systems, and services. In order to accomplish this objective we focus on three major strategies: solidifying our leadership in signal processing; improving our competitiveness; and expanding the business in our core ISR market. To do so, we anticipate the needs of the global security marketplace and invest in research and development to introduce new capabilities and products. We have recently augmented this strategy by offering high-end engineering services in support of major United States Government technology development initiatives.

Solidify our leadership position in signal processing with established customers by:

  Expanding our core competency in signal processing. Since inception, we have focused our attention on developing signal processing equipment and services. We believe that there have been, and will continue to be, opportunities to develop specialized signal processing equipment and services to satisfy emerging technological requirements. We work closely with industry technology leaders to develop custom and off-the-shelf solutions by using in-house software to create new products and systems to address emerging global security needs.
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
  Investing in research and development. We invest in independent research and development (R&D) that we believe will enable us to develop equipment and services that will satisfy the future global security needs of our customers before our competitors. An important aspect of our R&D efforts is the understanding of information sources that could enhance global security in order to anticipate the future needs of our customers. Not only does this allow us to direct R&D engineering efforts to produce solutions promptly once a customer expresses a requirement, but it often allows us to educate the customer about potential requirements and simultaneously present a conceptual solution to those requirements.

Improve our competitiveness by:

  Reducing internal costs. When technical difficulty and specialized solutions determine the customer’s need, our technological capabilities often provide the basis for sole-source awards. We believe that we may have additional customer opportunities where we need to be more focused on product and system cost. We implemented a broad initiative to reduce our indirect costs through organizational consolidation, administrative cost reduction, improving the utilization of our facilities, and reevaluating our cumulative benefits costs.
  Implementing a new, multi-rate strategy. Historically, we have had success in capturing sole-source product development efforts. We intend to seek additional business opportunities as a specialized system integrator and by providing engineering services in order to enhance our competitiveness in these markets. In fiscal year 2009, we commenced implementation of a new multiple rate structure, which allows us to compete in these areas.
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

Expand the business in our core ISR market by:

  Developing flexible products. We believe a combination of our highly skilled staff and leading-edge technology offers opportunities into new programs and markets. We develop products that can be used as originally designed or tailored to satisfy the needs of new customers. We use prior product development efforts to offer cost-effective solutions with a shortened time-to-market. We also see opportunity in implementing our next-generation signal processing in software product solutions, enabling customers to upgrade their signal collection capabilities without extensive hardware recapitalization costs. For example, since the beginning of fiscal year 2009, we have strengthened our product development pipeline and debuted three new products: a broadband network analysis product for cyber surveillance, a tactical wireless reconnaissance product capable of addressing 3G communication networks, and a towed synthetic aperture sonar system for port and harbor surveillance.
  Migrating up the value chain from established product positions. In many of our programs, we provide knowledge of the signal source and threat environment, which can be leveraged to expand our participation and provide end-to-end responsibility for a payload subsystem or fully integrated sensor system. We believe we can leverage our unique domain knowledge to expand our products and services, and serve as a system integrator on select opportunities.
  Increasing our business with existing customers and broadening our customer base. We intend to increase our services to meet the needs of the military and to increase our participation in emerging programs as the Department of Defense recapitalizes its inventory of ISR equipment. For example, we are developing a suite of miniaturized, low power products to address market expansion opportunities on unmanned vehicles. We believe the adaptability and flexibility of our SIGINT and sensor surveillance products make them attractive in joint or coalition warfare environments.
  Expanding our role in providing engineering and support services. We plan to continue to expand our presence near customer facilities to provide high-quality engineering services in support of major community developments to meet the Government outsourcing of key technical support services. We also plan to offer operational and sustainment support in our products and systems as they are deployed.
  Investing in our long-term value proposition. We plan to continue to seek opportunities to acquire companies of complementary technology, products, or businesses that accelerate our growth in our core ISR markets. We also expect to expand our suite of patents to protect the long-term opportunity associated with our current and future licensing efforts.

Operating Divisions and Products

Within our one operating segment, we have organized our operations into four market-facing divisions to optimize management span of control and ensure a strong customer focus. Our four market-facing divisions are Broadband Communication Systems, Intelligence and Electronic Warfare Systems, Network Intelligence and Sensor Systems. In addition to these divisions, we operate a single Operations division for manufacturing our products, purchasing materials, and providing sustaining engineering support. The prices of each of these products and systems within our market-facing divisions may vary based on the level of customization required by our customers. The specific focus of our four market-facing organizations is described below.

Broadband Communication Systems

The Broadband Communication Systems Division provides proprietary broadband communication technology and network solutions for high speed communications, primarily to Government customers.  Our network solutions include the full spectrum of communication support equipment and software for bandwidth compression, encrypting and decrypting traffic, multiplexing and demultiplexing traffic from multiple communication streams, conducting deep packet inspection for network traffic monitoring and management, and performing real-time network quality assessment. Many of these products and systems use an advanced selection architecture (ASA) that incorporates custom and commercially available hardware and software in configurations capable of being readily adapted or upgraded to accommodate future signal formats at a reduced cost. This design methodology allows us to adapt our products and systems to the challenging requirements presented by quick-reaction missions. The benefits of our design methodology include shorter implementation schedules, flexibility, improved interoperability with other systems, and reduced operational costs to our customers.

Intelligence and Electronic Warfare Systems

Accurate and comprehensive information regarding foreign affairs and developments affecting international security has become increasingly important to the United States Government. We believe the political instability in certain regions around the world and ongoing counterterrorism campaigns have heightened the United States Government’s need to be able to monitor activities overseas. In order to obtain information about activities from foreign threats, the United States Government gathers and analyzes communication signals emanations. The Intelligence and Electronic Warfare Systems Division provides research and development for the collection and analysis of tactical wireless communications and electronic intelligence.

The ever-increasing commercial development of telecommunications equipment has led to a significant increase in the overall quantity of information communicated and an increase in the density of signals transmitted throughout the RF spectrum. This increase can be seen in the proliferation of radio, cellular, and digital signal telecommunications equipment and in the global information network (such as the Internet), resulting in a significant increase in the amount of information being communicated. Our tactical wireless COMINT systems automatically scan and process thousands of modern telecommunication signals to isolate and collect specific communications from targets of interest. Our products and systems are tailored for small tactical and hand-launched platforms and vehicles. Our miniature, low power systems can be used on a broad range of strategic and military platforms including aircraft, unmanned aerial vehicles (UAV), land-mobile vehicles, fixed site installations, and relocatable land sites.

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

Our ELINT and ESM products include a flexible product line developed to characterize enemy weapon systems and provide battlefield mapping and force protection by using unmanned aerial vehicles and smaller manned aircraft as standoff sensing platforms. Our equipment exploits the threat emitters in a small form factor to facilitate collection operations by using stealthy platforms. We completed successful flight testing and demonstration of our initial product in 2009.

Network Intelligence

In fiscal year 2009, we formed a new market-facing division to address the emerging opportunities in cyber security, leveraging our legacy in communication signal processing. Our Network Intelligence division brings an understanding of the global telecommunications network to the cyber domain. We leverage our knowledge of the network to provide systems, analytics, and services that enable our customers’ defensive and offensive cyber operations. We have solutions that provide dynamic, real-time monitoring, characterization and monitoring of very high bandwidth cyber networks and cyber data streams. We believe that our solutions handle the traffic and demands of today’s largest broadband networks with less size and power required by commercially available equipment. Our services are typically offered on a time and materials basis. The prices of our services may vary based upon the skill level of technical talent required by our customers.

In order to address emerging near-term opportunities, we acquired Pyxis Engineering, LLC (Pyxis). Pyxis complements and reinforces our existing software and mission engineering services capabilities by providing post-collection intelligence analysis tools such as human language technology, cloud computing, complex event processing and advanced data operations. This business utilizes highly skilled software engineers to provide subcontract services to the U.S. intelligence community. These services protect sensitive networks and critical infrastructure as well as provide a range of capabilities applicable to both defensive and offensive network operations. Together, we provide technical experience from the signal source through to the analyst’s report.

Sensor Systems

In the current counterterrorism campaign, the United States Government is expanding the collection of signature information to aid in the detection and location of potential terrorist activities. The Sensor Systems Division provides advanced sensor signal processing solutions for space-based, airborne, terrestrial, and undersea sensor technologies. Our sensor processing products consist of advanced digital signal processing hardware and software to automatically process the results of raw sensor data to detect abnormalities of interest. We provide remote sensing by processing and analyzing information from sound to light spectrum sources including radar, magnetic, infrared, electro-optical, hyperspectral, and visible light.

Our key sensor solutions include synthetic aperture sonar, radar, magnetic, and explosive detection products. These systems are designed to detect abnormalities in the marine environment such as the presence of a submarine, mines tethered to the ocean floor, and terrorist activities such as attempts to destruct a national infrastructure (such as pipelines or communication lines) on the ocean floor. Our solutions consist of active sensors, such as synthetic aperture sonar and radar detection of periscopes, and passive sensing, such as magnetic detection of submarines. The prices of these products and systems may vary based on the level of complexity required by our customers. We are also developing integrated sensor systems to detect explosive materials deployed in vehicles, luggage, and cargo containers. In fiscal year 2009, we completed the development of a third-generation system by using associated neutron particle imaging for the United States Government.

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

Customers

Since our inception, purchases by the United States Government have accounted for almost all of our revenues. These purchases occur in two ways: through contracts directly with the United States Government and subcontracts to prime contractors. Direct contracts with the United States Government accounted for approximately 65%, 65%, and 69% of revenues in fiscal years 2009, 2008, and 2007, respectively. The subcontracts under which we supply products or services to prime contractors that have contracts with the United States Government accounted for approximately 30%, 31%, and 29% of revenues in fiscal years 2009, 2008, and 2007, respectively.

Our United States Government customers consist of military and intelligence agencies that have signal reconnaissance needs. Within our United States Government customers, we have contracts with approximately 40 different organizations, each with separate budgets and contracting authority.

The following table identifies the source of our revenues for fiscal years 2009, 2008, and 2007 by market.

	FY09	FY08	FY07
Intelligence	83%	80%	78%
Defense	12%	16%	20%
Commercial	5%	4%	2%
Foreign	— ------------	— ------------	— ------------
	100% =======	100% =======	100% =======
a dash (—) designates less than 1% revenue concentration

Foreign revenues consist of contracts directly with foreign governments or foreign companies.

Within the customer types, contracts with two intelligence community customers and one defense customer represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from all contracts with each significant customer.

	FY09	FY08	FY07
Intelligence community customer 1	33%	25%	26%
Intelligence community customer 2	43%	50%	47%
Largest defense customer	9% ------------	12% ------------	15% ------------
	85% =======	87% =======	88% =======

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

The following table identifies the allocation of revenues from all sources from which we generated revenue for fiscal years 2009, 2008, and 2007.

	FY09	FY08	FY07
Sole-source contracts	89%	76%	76%
Competitive-bid contracts	11% ------------	24% ------------	24% ------------
	100% =======	100% =======	100% =======

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

The following table represents our revenue concentration during the respective periods by contract type.

	FY09	FY08	FY07
Cost-reimbursement contracts	59%	69%	71%
Time-and-materials contracts	22%	18%	14%
Fixed-price contracts	16%	10%	14%
Royalty contracts	3% ------------	3% ------------	1% ------------
	100% =======	100% =======	100% =======

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

	FY09	FY08	FY07
Tiffany	21%	13%	15%
ASA	18%	15%	9%
High Beam	7%	15%	—
Stone Face II	6%	12%	12%
Specter	— ------------	5% ------------	14% ------------
	52% =======	60% =======	50% =======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: ASA, Tiffany, and Stone Face II. Under the terms of this type of contract, the United States Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations.

ASA is a time-and-materials contract. All of the other contracts referenced above were cost-reimbursement contracts.

We are subject to price redetermination on certain fixed-price United States Government contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2009, 2008, and 2007, the United States Government made no material claims against us for noncompliance with these regulations.

Almost all of our contracts contain termination clauses that permit contract termination by the customer for cause upon our default or without cause for the convenience of the other contracting party. In either case, terminations could adversely affect our operating results. Under contracts terminable at the convenience of the United States Government, a contractor is generally entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the United States Government only pay for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages incurred by the customer. For example, a portion of our Stone Face II contract was terminated for convenience. For further details, see “Item 1: Business, Backlog” below.

Backlog

Our backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts and excludes unexercised contract options, was $139,108,000, $124,784,000, and $126,708,000, at October 31, 2009, 2008, and 2007, respectively. Anticipated revenues included in backlog may be realized over a multi-year period and include expected revenues from contracts that are fully funded as well as from contracts that are only partially funded. We include expected revenues from a contract in backlog when the contract is signed by us and by our customer. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in our contracts. (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, New Orders and Backlog.”) Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual revenue to be expected for any succeeding period, and actual revenue for the year may not meet or exceed the backlog represented. We may experience significant cancellations of contracts that were previously booked and included in backlog. During fiscal year 2008, we received a termination for the convenience of the Government related to several delivery orders under the Stone Face II IDIQ contract. During fiscal year 2009, we negotiated a portion of these terminated efforts and reduced backlog by approximately $3.7 million. We anticipate the remaining balance of approximately $0.9 million will be settled in future periods.

Research and Development

We conduct R&D as part of our own R&D investment. We believe that our investment in R&D provides us with a significant competitive advantage. R&D expenses incurred by us were approximately $14,482,000, $13,116,000, and $14,204,000 in fiscal years 2009, 2008, and 2007, respectively. As a percent of revenue, R&D equated to 7.1%, 7.0%, and 8.3% in fiscal years 2009, 2008, and 2007, respectively.

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

Our current competitors include Argon ST, BAE Systems, The Boeing Company, General Dynamics, Harris Corporation, ITT Corporation, L-3 Communications, Lockheed Martin, Northrop Grumman, QinetiQ, Raytheon Corporation, Sierra Nevada Corporation, Science Applications International Corporation, and Thales.

Proprietary Rights

The United States Government has rights to most of the technology that we have developed under Government contracts, including rights to permit other companies, including our competitors, to use this technology to develop products for the United States Government. To our knowledge, the United States Government has not exercised these rights related to our products.

As of October 31, 2009, we had five issued patents.We believe that, given the rapidly changing nature of signal collection and processing technology, our future success will depend primarily on the technical competence and creative skills of our personnel, rather than the legal protection afforded by patents. We attempt to protect our trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated, or circumvented; that any rights granted under these patents will provide us adequate protection; or that there will be sufficient resources to protect and enforce our rights. For example, we have filed a patent infringement claim and countersuits related to the claim have been filed against us. For further details, please see “Item 3: Legal Proceedings.” In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Although we do not believe that we are infringing upon the intellectual property rights of others, it is possible that such a claim will be asserted against us in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, we could experience loss or cancellation of customer orders, could experience product shipment delays, or could be subject to significant liabilities to third parties. If our products were found to infringe on a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to continue selling our products. Royalty or licensing agreements, if required, may not be available under acceptable terms or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a materially adverse effect on our business.

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

Additionally, all of our products and services are subject to United States export laws and regulations. Exports of commercial products, software, technology, and services are subject to controls under the Export Administration Regulations (EAR) and exports of military products, software, technical data, and services are subject to controls under the International Traffic in Arms Regulations (ITAR). Our ability to export is dependent upon our ability to obtain the appropriate export authorization from the United States Government. If we are unable to receive the appropriate export authorization, we may be prohibited from selling our products and services internationally, which may limit our sales and may have a material, adverse effect on growing this portion of our business.

While compliance with applicable regulations has not adversely affected our operations in the past, we cannot be sure that we will continue to be in compliance in the future or that these regulations will not change, resulting in increased operational costs.

Employees

Our success is dependent on the skills and dedication of our employees. Our staff includes a mix of experienced professionals and recent college graduates who, together, provide experienced thought leadership with the latest technical skills to meet the challenges presented by our customers. As of December 11, 2009, we had 794 employees. Our business requires the majority of our technical employees to obtain and retain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. We have a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 79% of our staff has security clearances. Our future success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, whose loss could adversely affect our business materially. We offer a robust employee benefits program and challenging work environment to maintain high employee morale.

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and the related notes.

Risks Related to our Business and Operations

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

Our backlog as of October 31, 2009, was approximately $139.1 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

Unexpected contract terminations could negatively impact our operating results and financial condition. Almost all of our contracts contain termination clauses that permit contract termination upon default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results and financial condition. During the third quarter of fiscal year 2008, we received a termination for the convenience of the Government related to several delivery orders under the Stone Face II IDIQ contract. During fiscal year 2009, we reduced backlog by approximately $3.7 million as a result of the settlement of a portion of these terminated efforts. We anticipate the remaining balance of approximately $0.9 million will be settled in future periods. We received no such terminations in fiscal year 2007.

If we are unable to comply with complex Government regulations governing security and contracting practices, we could be disqualified as a supplier to the United States Government. As a supplier to United States Government defense and intelligence agencies, we must comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new Government contracts. If we are disqualified as a supplier to Government agencies, we will lose most, if not all, of our customers, revenues from sales of our products would decline significantly, and our ability to continue operations would be seriously jeopardized. Among the causes for fines or disqualification are violations of various statutes, including those related to procurement integrity, the Truth In Negotiations Act, export control, United States Government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption.

In addition, the programs we support and systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified Government functions. A security breach by us or our employees in the course of our development, production or service activities could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on critical classified systems for United States Government customers.

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

We implemented a new multi-rate structure in fiscal year 2009 that we believe should have several positive effects on our business. The Defense Contract Audit Agency performed initial reviews of our new rate structure without taking exception. However, we believe this new rate structure is subject to further audit. If the United States Government does not agree with our approach, our revenues and operating income could be reduced.

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

Fixed-price contracts use percentage-of-completion accounting to determine profit margins. Under generally accepted accounting principles, unexpected cost over-runs can change the percentage completion estimates and result in reduced profit margins and the reversal of previously recognized profits in addition to reducing future period profits. Although we believe that our profit margins are fairly stated and that adequate provisions for losses for our fixed-price contracts are recorded in our financial statements as required under accounting principles generally accepted within the United States, there can be no assurance that our contract profit margins will not decrease or our loss provision will not increase in the future.

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

We have been named as a party to securities class action and derivative action lawsuits, which may require significant management time and attention and legal expense, and may result in an unfavorable outcome, which could have a material, adverse effect on our business, financial condition, results of operations, and cash flows. Applied Signal and one officer and one former officer have been named in a purported securities class action complaint filed in the United States District Court, Northern District of California In re Applied Signal Technology Inc. Securities Litigation, Master File No. 4:05-cv-1027 (SBA). The amended consolidated complaint is brought on behalf of a putative class of persons who purchased our securities during a class period of August 24, 2004, through February 22, 2005. The complaint alleges that false and misleading statements regarding us were issued during the class period. In addition, we have been named as a nominal defendant in a purported shareholder derivative action filed in the Superior Court, State of California as Shoemaker v. Devine et al., No. 1:08-CV-119810. It is brought on purported behalf of the Company, against current and former members of the Board of Directors, our Chief Financial Officer, and our former Chief Executive Officer, asserting that these individuals breached their fiduciary duties, based on essentially the same allegations as the class action case. Although the parties have agreed to a settlement, which will be paid by our insurers, and on August 3, 2009, the District Court gave final approval to a settlement of this case, a purported appeal of a ruling denying a motion to intervene has been filed. Accordingly, we expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows.

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

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products. It is possible that from time to time, other parties may assert patent, copyright, trademark, and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adverse to us, could significantly harm our business. Any claims, with or without merit, could result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. For example, we have filed a patent infringement claim and countersuits related to the claim have been filed against us. For further details, please see “Item 3: Legal Proceedings”. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third-party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms, license a substitute technology, or redesign our products to avoid infringement, our business would be significantly harmed.

Risks Related to Acquisitions

We intend to continue to pursue selective acquisitions of businesses or complementary technologies, which could involve costs and other risks, and may not provide the expected benefits. Over the last several years, we have made acquisitions and investments in areas complementary to our historic COMINT offerings, such as our acquisition of Dynamics Technology, Inc. and Pyxis Engineering LLC and our research and development into the ELINT market. As a result, we have expanded our product offerings, approached new customers, and entered into new markets for advanced digital signal processing products, systems, and services in support of ISR for global security.

Although we intend to continue to grow by acquisition, expand into new markets, and invest in products and markets complementary to our existing and new businesses, we may be unable to realize the benefits of our investments. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

  We may have to issue convertible debt or equity securities to complete an acquisition, which may dilute the interests of our stockholders and could adversely affect the market price of our common stock
  An acquisition may negatively impact our results of operations because it may require us to write down amounts related to goodwill and amortize other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation, or deferred compensation charges
  We may encounter difficulties in assimilating and integrating the business, products, technologies, personnel, or operations of companies that we acquire
  Certain acquisitions may impact our relationship with existing or potential partners who are competitive with the acquired business, products, or technologies
  Acquisitions may require significant capital infusions and the acquired businesses, products, or technologies may not generate sufficient value to justify acquisition costs
  An acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management
  Acquisitions may involve the entry into a market in which we have little or no prior experience
  Key personnel of an acquired company may decide not to work for us

If any of these risks occurred, it could adversely affect our business, financial condition and operating results. In addition, we may be unable to identify potential future acquisition candidates, or reach agreement on acceptable terms with potential acquisition candidates, adversely impacting our ability to grow by acquisition. If we do pursue and complete any acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions or that the market will not view such acquisitions positively. We may not be successful in our expansion of our products and markets, and may not realize the benefits of our investments in new markets.

We may be unable to successfully integrate the businesses of acquired companies. We will have to integrate the operations of any acquired company, including Pyxis Engineering, into our combined operations. Integration may require significant efforts, including the coordination of future development and sales and marketing efforts. We may find it difficult to integrate operations. Former customers of the acquired company may decline to do business with us. The challenges involved in the integration of the acquisition include, but are not limited to, the following:

  Retaining the customers and strategic partners of the acquired company and enhancing the relationship of the combined company with current and future customers and strategic partners of the acquired company
  Integrating and retaining the key employees from the acquired company, as well as retaining key employees of ours performing similar services to those offered by the acquired company prior to the acquisition
  Coordinating development activities to enhance the services offered by the acquired company and us
  Expanding the services offered by the combined company following the acquisition
  Effectively managing the diversion of management’s attention from business matters to integration issues
  Combining development, sales, and marketing activities effectively and quickly
  Combining our business culture with the business culture of the acquired company
  Enhancing the internal controls of the operations acquired in the acquisition

Even if we are able to integrate the acquisition with our operations, there can be no assurance that the anticipated benefits will be achieved. The failure to achieve such benefits could adversely affect our business, results of operations, and financial condition.

Since we have surpassed the 750 employee size standard eligibility for new awards under the Small Business Innovative Research (“SBIR”) program, any “small business” company we acquire will likely lose its eligibility to bid on new SBIR contracts once it is acquired by us. In addition, the imposition of Small Business Administration rules requiring small businesses to recertify as to their small business status before award of options or extensions to existing contracts may limit our ability to meet our growth objectives from acquired small businesses. For these or other reasons, we may be unable to retain key customers of acquired companies or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.

We expect to incur significant costs associated with the acquisition. We expect that our acquisitions could be of smaller companies, such as our acquisition of Pyxis, operating without a large infrastructure or robust internal controls. We will need to integrate the operations of these acquired companies, including Pyxis, with our own operations, and ensure the development of appropriate controls and procedures commensurate with the controls and procedures with which we operate all of our other operations. We expect that we will incur direct transaction costs associated with such acquisitions, including direct costs of the acquisition as well as liabilities to be accrued in connection with the acquisition. In addition, we may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the acquisition is completed or the following quarters, to reflect costs associated with integrating the acquisition. There is no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition. If the benefits of the acquisition do not exceed the costs of the acquisition, our financial results may be adversely affected.

We may incur significant amounts of goodwill associated with acquisitions. We expect that any acquisition we complete will be accounted for by using the purchase method of accounting, such as in our acquisition of Pyxis Engineering. A portion of the purchase price in such acquisitions will be allocated to identifiable tangible and intangible assets and assumed liabilities based on valuation analysis of fair values at the date of consummation of the acquisition. Any excess purchase price will be allocated to goodwill. Goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. All other intangible assets are subject to periodic amortization. We evaluate the remaining useful lives of other intangibles each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. When the combined company performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Our corporate offices, located in Sunnyvale, California, also serve as our primary research and development, engineering, production, marketing, and administrative center. In addition, we maintain eleven additional offices within the United States. The following table lists the properties we lease, as of October 31, 2009.

City	State	Leased space (sq. ft.)	Lease Expiration Date
Sunnyvale	California	266,077	March 2012
Torrance	California	39,692	June 2015
Anaheim	California	15,000	October 2016
Anaheim	California	5,457	May 2010
Torrance	California	2,008	October 2010
Annapolis Junction	Maryland	61,038	April 2016
Salt Lake City	Utah	36,265	October 2014
Allen	Texas	32,000	February 2011
Herndon	Virginia	15,250	March 2011
Arlington	Virginia	9,523	June 2013
Fairborn	Ohio	2,524	July 2010
Tampa Bay	Florida	2,309	April 2010

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

On May 18, 2009, we filed a complaint for patent infringement in the United States District Court for the Northern District of California, Case Number 3:09-cv-2180-SBA, against Emerging Market Communications, Paradise Datacom LLC, and ViaSat, Inc.  On June 12, 2009, we filed an amended complaint adding EMC Satcom Technologies, Inc. as a defendant.  All of the defendants have been served with the complaint and have answered; each asserts standard patent case defenses.  On October 15, 2009, ViaSat, Inc. filed a counterclaim against us for infringement of four patents.  On November 9, 2009, we answered those counterclaims, denying infringement and alleging that the ViaSat patents are invalid.  The Court held a case management conference on November 19, 2009, and set a claim construction hearing for September 23, 2010.  No trial date has been set.  The Court referred the parties to a settlement conference with a Magistrate Judge in the Northern District of California.  That conference is to be preceded by informal discussions between the parties, and will take place on March 25 and 26, 2010.  If we are unable to come to a resolution of the patent infringement claims with the defendants, we expect to vigorously pursue our claims.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

Part II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Selected Common Stock Data

Our common stock trades on the NASDAQ Global Select Market under the symbol “APSG.” As of October 30, 2009, the closing price of our common stock, as reported on NASDAQ, was $20.49, and we had approximately 511 registered shareholders of record. The following table sets forth the high and low closing prices for our common stock over the eight quarters ending October 31, 2009.

Closing prices, as reported on NASDAQ	High	Low
Fiscal year ended October 31, 2008
First quarter	$14.42	$12.58
Second quarter	$14.05	$11.00
Third quarter	$15.95	$13.33
Fourth quarter	$18.15	$13.88
Fiscal year ended October 31, 2009
First quarter	$19.74	$13.65
Second quarter	$21.55	$16.93
Third quarter	$26.47	$17.81
Fourth quarter	$26.22	$20.49

The company has paid dividends at the rate of $0.50 per share per annum, payable quarterly, since fiscal year 2004. Continued payment of the dividend is subject to approval by the Board of Directors, and is reviewed quarterly.

The continued payment of dividends and the amount thereof in the future will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board of Directors may deem relevant.

We did not repurchase any of our equity securities during the fourth quarter of fiscal year 2009 nor issue any securities that were not registered under the Securities Act of 1933.

Comparison of Shareholder Return

Set forth below is a line graph comparing the annual percentage in the cumulative total return on our common stock with the cumulative total return for the Standard & Poor’s MIDCAP 400 Index (S&P MIDCAP 400), the Standard and Poor’s Aerospace and Defense Index (S&P Aerospace and Defense), and the Russell 2000 Index (Russell 2000) for the five-year period commencing October 31, 2004, and ending on October 31, 2009.

	——————————— Cumulative Total Return ———————————
	10/04	10/05	10/06	10/07	10/08	10/09
Applied Signal Technology, Inc.	100.00	57.99	51.65	51.70	66.85	78.29
S&P Midcap 400	100.00	117.65	133.45	156.16	99.22	117.26
S&P Aerospace & Defense	100.00	114.56	147.21	190.96	121.04	129.42
Russell 2000	100.00	112.08	134.47	146.94	96.74	102.99
* Assumes that $100.00 was invested on 10/31/04 in our common stock and in each index, and that all dividends have been reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

This stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this stock performance graph by reference therein.

Item 6: Selected Financial Data

(In thousands, except per share data)

	——————————— Year Ended October 31, ———————————
Summary of Operations:	2009	2008	2007	2006	2005
Revenues from contracts	$196,371	$181,147	$168,845	$161,193	$155,931
Revenues from royalty agreements	6,244 ------------	5,184 ------------	1,530 ------------	720 ------------	130 ------------
Total revenues	$202,615	$186,331	$170,375	$161,913	$156,061
Operating expenses:
Contract costs	142,722	129,835	116,133	107,898	102,938
Research and development	14,482	13,116	14,204	19,165	16,125
General and administrative	22,541 ------------	30,593 ------------	28,734 ------------	25,978 ------------	22,167 ------------
Total operating expenses	179,745 ------------	173,544 ------------	159,071 ------------	153,041 ------------	141,230 ------------
Operating income	22,870	12,787	11,304	8,872	14,831
Interest income (expense), net	223 ------------	761 ------------	683 ------------	315 ------------	648 ------------
Income before provision for income taxes	23,093	13,548	11,987	9,187	15,479
Provision (benefit) for income taxes	8,564 ------------	5,531 ------------	5,175 ------------	4,860 ------------	6,235 ------------
Net income	$14,529 =======	$8,017 =======	$6,812 =======	$4,327 =======	$9,244 =======
Cash dividends declared per common share	$0.50	$0.50	$0.50	$0.50	$0.50
Net income per common share:
Basic	$1.13	$0.64	$0.56	$0.37	$0.81
Diluted	$1.11	$0.63	$0.55	$0.36	$0.79
Number of shares used in calculating net income per common share:
Basic	12,890	12,475	12,100	11,739	11,400
Diluted	13,146	12,681	12,314	11,994	11,759
	——————————— Year Ended October 31, ———————————
Financial Position at End of Fiscal Year:	2009	2008	2007	2006	2005
Working capital	$87,185	$82,614	$75,337	$67,188	$63,188
Total assets	171,000	158,019	142,733	136,532	134,621
Long term debt	2,500	3,929	5,357	6,786	8,215
Retained earnings	62,600	54,626	52,953	52,272	53,853
Shareholders’ equity	139,025	124,733	114,836	105,630	98,129

Note: The financial results in fiscal year 2009 include the results of Pyxis since its acquisition in September 2009. The financial results in fiscal years 2006 and thereafter include stock-based compensation expense as a result of adopting s hare-based payment accounting standards.

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

We believe funding of the U.S. defense budget is slowing relative to the prior five-year period as a result of anticipated decreases in supplemental budgets and impacts from financial market stimulus packages. Despite these potential declines in overall defense spending, we believe that interest in intelligence, surveillance, and reconnaissance (ISR) by the United States Government will remain strong to respond to the continuing threat of terrorist activities and irregular warfare campaigns.

As we look ahead, we believe that spending levels in our high-demand niche categories of procurement will remain strong. We are a full-service provider of ISR products, systems, and services, serving the defense, intelligence, and homeland security markets. We believe these core markets have strong growth potential and that we are well positioned to benefit from defense spending in these areas. Since the beginning of fiscal year 2009, we have strengthened our product development pipeline and debuted three new products: a broadband network analysis product for cyber surveillance, a tactical wireless reconnaissance product capable of exploiting modern communication signals, and a towed high definition sonar system for undersea port and harbor surveillance.

We have a firm foundation in broadband communications and anticipate continued strong activity in this core market. Over the next several years, we anticipate growth opportunities in tactical SIGINT and cyber intelligence as the Government recapitalizes its existing equipment with new technology and develops an integrated response to emerging cyber security threats. We continue to focus our operations on delivering strong program performance, meeting staffing requirements, maintaining a competitive cost structure, and expanding our marketplace. Our customers continue to come to us with new requirements for ISR solutions, weighted heavily toward new development efforts. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through fiscal year 2010.

We implemented a new multi-rate structure in fiscal year 2009 that we believe should have several positive effects on our business. This rate structure has reduced the cost of our product offerings. We believe this allows us to compete for product sales in highly competitive markets where price is a significant factor. We believe that this new structure could also allow us to compete more effectively on system integration efforts and to be more competitive in our emerging professional services business.

Acquisition of Pyxis Engineering. On September 1, 2009, we acquired all of the outstanding membership interests in Pyxis Engineering LLC, a Maryland limited liability company (Pyxis). Pyxis has been engaged in software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and Intelligence Community, including cleared system software development, systems architecture, application performance management, web portal development, data management, and data mining. We believe the Pyxis acquisition will complement our existing software and network services business in the defense and intelligence communities. The acquisition allows us the opportunity to expand our software and network services business into the emerging cyber security market. The amount of goodwill recorded for the Pyxis acquisition at October 31, 2009, was approximately $13.2 million and reflected the value of the future engineering services revenue opportunities associated with the cyber security marketplace.

As a result of the Pyxis acquisition, we increased the number of our employees by 73.

The preliminary purchase price as of October 31, 2009, was approximately $16.1 million, plus an estimated $0.5 million in transaction costs, totaling $16.6 million. Approximately $1.6 million that would otherwise be distributed to the sellers at the closing was deposited into an escrow account to provide a fund against which we may make claims for damages, if any, based on breaches of the representations made by Pyxis in the purchase agreement. Fifty percent of the escrow account will be released on the one-year anniversary of the closing date and the remainder in 18 months from the closing date, net of any claims made by us against Pyxis or the sellers under the terms of the purchase agreement.

The sellers are also entitled to additional consideration (the Earn-Out) based upon the performance of the business acquired from Pyxis during the 12-month period ending October 31, 2010 (Earn-Out Period). If total revenue that we generate from the acquired Pyxis contracts plus new contracts in our cyber intelligence business is in excess of $13.25 million during the Earn-Out Period then we will pay the sellers all of such excess up to a maximum of $3.75 million for revenues of $17 million or more. Any payment of the Earn Out to sellers will result in an increase to goodwill. We funded the purchase price from our current investments. The results of operations of the acquisition are included in the accompanying statement of operations since the acquisition date.

The aggregate preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the intangible assets acquired totaled approximately $1.9 million and are based on estimates, assumptions, and other information compiled by management, including independent valuations that utilize established valuation techniques. Intangible assets related to the acquisition, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from one to seven years.

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

Revenues and cost recognition. Our contracts are executed through written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products, and perform related services according to specifications provided by the customer. The majority of our contracts are accounted for following the authoritative guidance for construction-type and production-type contracts. We recognize revenue on a limited number of standalone software contracts following the guidance for software revenue. For these software contracts, we defer revenue that is related to billings and customer payments in advance of the completion of the performance requirements set forth in these contracts.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred, including overhead, R&D, and general and administrative expenses (incurred costs). Stock compensation expense is generally not reimbursable under these contracts. Beginning in the first quarter of fiscal year 2009, we apply indirect costs to all subcontract costs. During fiscal year 2008, we did not apply indirect costs to subcontract costs that were in excess of $250,000 and that met certain other predetermined criteria.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending October 31, 2009, and October 31, 2008, were approximately $1,139,000 and $1,283,000, respectively. Approximately $573,000 of the October 31, 2008, balance was recognized as revenues during fiscal year 2009. During the fourth quarter of fiscal year 2009, we determined that the balance associated with a certain contract would not be recognized in revenues, and therefore decreased precontract costs and operating income by approximately $539,000.

We have one royalty licensing agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $6,244,000, $5,184,000, and $1,530,000 to revenues and operating income during fiscal years 2009, 2008, and 2007, respectively.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust our planned indirect spending during the year, we can modify our billing rates to our customers through the Defense Contract Audit Agency in accordance with the Federal Acquisition Regulations, or we can record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease the unfavorable indirect rate variance accumulated in inventory. Fee percentages on fixed-price and time-and-materials contracts will generally decline as a result of any increase to indirect costs. Fee percentages on active cost-reimbursable contracts will generally be unaffected as a result of any increase to indirect costs. Fee percentages on completed cost-reimbursable contracts will generally be reduced. If our rate variance is favorable, the modification of our billing rates will typically decrease revenue and operating expenses, and decrease the favorable indirect rate variance accumulated in inventory. In this event, fee percentages on fixed-price and time-and-materials contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At the end of fiscal year 2009, we absorbed a favorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers, which created an insignificant adjustment to revenues and decreased operating expenses by approximately $329,000.

At the end of fiscal year 2008, we absorbed a favorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers. Consequently, we decreased revenues by approximately $1,657,000 and operating expenses by approximately $1,243,000, which represented a reduction to operating income of approximately $414,000. The reduction to operating income included an increase to general and administrative (G&A) expense of approximately $1,241,000, primarily associated with inventory purchases related to one product during the fourth quarter.

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

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the United States Government. Typical life cycles of our products are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell our products, which include raw materials. Historically, we have sold our inventory at or above cost, so there was typically no decrement in valuation. When we determine that a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory and record the associated reduction to inventory.

We recorded a write-down of approximately $422,000 during fiscal year 2009 and $1,329,000 during fiscal year 2008. We recorded these write-downs to reflect the estimated market value of one inventoried product. These charges were included in contract costs in our statement of operations. Disposals associated with our raw material represent a minor amount and are included in general and administrative expenses on the statement of operations, due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of raw material inventory were not significant during fiscal years 2009 and 2008. During fiscal year 2009, disposals of obsolete products amounted to approximately $304,000 and $251,000 during fiscal year 2008.

Income taxes. We estimate our income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate can differ from the statutory rate primarily due to research and development credits and tax exempt interest, offset by the non-tax-deductible nature of meals and entertainment expense and certain types of stock-based compensation expense. In addition, our process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing certain expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements.

Please refer to “Notes to Consolidated Financial Statements, Note 8: Income Taxes” for further information.

Price redetermination. As a Government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any material price redeterminations on any of our contracts during fiscal years 2009, 2008, and 2007.

Business Combination. In accordance with business combination accounting, we allocated the purchase price of Pyxis to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. We engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. The valuation required management to make significant estimates and assumptions, especially with respect to intangible assets.

Management made estimates of fair value based upon assumptions believed to be reasonable. These estimates were based on historical experience and information obtained from the management of Pyxis and are inherently uncertain. Critical estimates in valuing certain of the intangible assets included, but were not limited to, future expected cash flows from funded backlog, unfunded backlog, future contracts, and non-compete agreements. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Goodwill valuation. We test goodwill for possible impairment on an annual basis in the fourth quarter and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition, and loss of key personnel.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance as well as the estimation of discount rates.

To perform the goodwill impairment test, we determine the fair value of the reporting unit and compare the fair value to the reporting unit’s carrying value, as of the first day of the fourth quarter. We believe AST is one reporting unit, and therefore, we compare the fair value of AST to the total net asset value on our balance sheet. If our total net asset value were to exceed our fair value, we would perform the second step of the impairment test. In the second step, we would compare the implied fair value of our goodwill to our carrying amount, taking a write-down to the extent the carrying amount exceeds the implied fair value. If the fair value of AST exceeds the carrying value of our net assets under step one, then no impairment is indicated and the test is complete.

We passed the first step of our annual impairment test for fiscal year 2009. In addition, there were no indicators of impairment as of October 31, 2009.

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

There were no indicators of impairment as of October 31, 2009.

Share-based payment. We adopted the current accounting standard related to share-based payment in fiscal year 2006. We elected to use the modified prospective transition method. Stock-based compensation expense for equity awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of the new standard. For awards granted prior to, but not yet vested, as of November 1, 2005, stock-based compensation expense was based on the grant-date fair value previously estimated in accordance with the prior accounting standard. We recognize the stock compensation expense over the requisite service period of the award, which generally equals the vesting period of each grant.

We have an Employee Stock Purchase Plan (ESPP). For offering periods beginning prior to December 1, 2008, the ESPP allowed employees to purchase shares of common stock at 85% of the closing stock price at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four-month offering period with four six-month purchase periods within each offering period. If the closing stock price on the purchase date was lower than the closing stock price on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. We modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. In 2008, the Board of Directors increased the purchase price and eliminated the look-back provision for offering periods beginning on or after December 1, 2008. The purchase price for participants is now 95% of the closing stock price on the date of purchase, and therefore, the ESPP is non-compensatory. The remaining expense related to the final compensatory award under the ESPP was recognized in the first quarter of fiscal year 2009.

The following table sets forth the total stock-based compensation expense resulting from the grant of stock options, restricted stock awards, and purchases under the ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	———— Year Ended October 31, ————
	2009	2008	2007
Contract costs	$1,397	$2,747	$2,388
Research and development	76	177	177
General and administrative	763 -----------	1,855 -----------	1,585 -----------
Stock-based compensation expense before income taxes	$2,236	$4,779	$4,150
Income taxes	(727) -----------	(1,029) -----------	(850) -----------
Stock-based compensation expense after income taxes	$1,509	$3,750	$3,300
Reduction to basic net income per share	$0.12	$0.30	$0.27
Reduction to diluted net income per share	$0.11	$0.30	$0.27

The decrease to our stock-based compensation expense in fiscal year 2009 is primarily due to the non-compensatory nature of our ESPP Plan, effective December 1, 2008. In addition, during the third quarter of fiscal year 2008, all outstanding but unvested stock option and restricted stock awards held by our former Chairman and Chief Executive Officer were vested in full in connection with his severance agreement. We also extended the period of exercisability of his stock options for up to two years from the date of termination of employment. As a result of these modifications, we recognized stock-based compensation expense of approximately $304,000 during the third quarter of fiscal year 2008.

Please refer to “Notes to Consolidated Financial Statements, Note 1: Organization and Summary of Significant Accounting Policies, Stock-Based Compensation” for additional information.

Fair value measurements. As of November 1, 2008, we adopted the new accounting standard on fair value. The new standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The adoption of the new standard did not have a material impact on our results of operations, financial position, or cash flows. The requirements of the new standard as they relate to certain non-financial assets and liabilities have been deferred until the first quarter of our fiscal year 2010. We currently do not expect that the adoption of the portion of the standard relating to these non-financial assets and liabilities will have a material impact on our results of operations, financial position, or cash flows. In October 2008, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance, which clarified the application of fair value rules in a market that is not active. In April 2009, the FASB issued guidance on determining fair value when the transaction volume has decreased significantly. The adoption of the additional guidance did not have a material impact on our results of operations, financial position, or cash flows.

The standard on fair value measurement establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2009 (in thousands).

————————————— Fair Value Measurement Using —————————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$2,028	$—	$2,028
Available-for-sale securities:
Short-term municipal	—	43,454	43,454
Long-term municipal	— ----------	2,129 ----------	2,129 ----------
Total assets	$2,028 =======	$45,583 =======	$47,611 =======

Liabilities
Interest rate swap	$— ----------	$116 ----------	$116 ----------
Total liabilities	$— =======	$116 =======	$116 =======

As of October 31, 2009, our investment portfolio did not include investments in assets using Level 3 inputs, and we do not intend to purchase such investments in future periods.

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

The inputs used to value the interest rate swap are based on observable market data such as the London Inter-Bank Offered Rate (LIBOR) swap rate (floating interest rate), a fixed rate (term loan interest rate), a discount factor, and a calculation of a present value of the interest paid/received based on the expected loan principal. Please refer to “ Notes to Consolidated Financial Statements, Note 6: Borrowing Arrangements” for further information.

As of November 1, 2008, we also adopted a new accounting standard that allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of October 31, 2009, we did not elect such option for any of our financial instruments or liabilities.

Allowance for bad debt. Since the majority of our revenues are generated from the United States Government, its agencies, or prime contractors for the United States Government, we regard the credit risk of our business to be minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off. Charges to bad debt expense were not significant during fiscal years 2009, 2008, and 2007.

Operating Results – Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, our backlog.

	———— Year Ended October 31, ————
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	70.4%	69.7%	68.2%
Research and development	7.2%	7.0%	8.3%
General and administrative	11.1% -----------	16.4% -----------	16.9% -----------
Total operating expenses	88.7% -----------	93.1% -----------	93.4% -----------
Operating income	11.3%	6.9%	6.6%
Interest income (expense), net	0.1% -----------	0.4% -----------	0.4% -----------
Income before provision (benefit) for income taxes	11.4%	7.3%	7.0%
Provision (benefit) for income taxes	4.2% -----------	3.0% -----------	3.0% -----------
Net income	7.2% =======	4.3% =======	4.0% =======

Backlog (thousands of dollars)	$139,108	$124,784	$126,708

Revenues

Revenues were approximately $202,615,000, $186,331,000, and $170,375,000 for fiscal years 2009, 2008, and 2007, respectively. Revenues increased by 8.7% during fiscal year 2009 over fiscal year 2008 and increased by 9.4% during fiscal year 2008 over fiscal year 2007.

Revenues generated by our development programs increased by approximately $3,735,000 in fiscal year 2009 compared to the same period in fiscal year 2008. This increase included revenues generated from Pyxis of approximately $2,246,000. Revenues from development programs increased by approximately $17,170,000 during fiscal year 2008 compared to the same period in fiscal year 2007. This increase included revenues recognized from pre-contract costs of approximately $4,113,000 incurred during fiscal year 2007.

Product sales increased by approximately $11,488,000 during fiscal year 2009 compared to the same period in fiscal year 2008. During fiscal year 2008, our product sales declined by approximately $4,868,000 compared to fiscal year 2007.

We have one royalty agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Revenues from royalties increased by approximately $1,060,000 during fiscal year 2009 over fiscal year 2008, and increased by approximately $3,654,000 during fiscal year 2008 over fiscal year 2007.

The following table represents our revenue concentration (as a percentage of total revenues) during the respective periods by revenue type.

	FY09	FY08	FY07
Development revenues	83%	88%	86%
Product revenues	14%	9%	13%
Royalty revenues	3% ------------	3% ------------	1% ------------
	100% =======	100% =======	100% =======

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

	FY09	FY08	FY07
Cost-reimbursement contracts	59%	69%	71%
Time-and-materials contracts	22%	18%	14%
Fixed-price contracts	16%	10%	14%
Royalty contracts	3% ------------	3% ------------	1% ------------
	100% =======	100% =======	100% =======

The following table represents the revenue concentration of our significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	FY09	FY08	FY07
Tiffany	21%	13%	15%
ASA	18%	15%	9%
High Beam	7%	15%	—
Stone Face II	6%	12%	12%
Specter	— ------------	5% ------------	14% ------------
	52% =======	60% =======	50% =======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: ASA, Tiffany, and Stone Face II. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations.

ASA is a time-and-materials contract. All of the other contracts referenced above were cost-reimbursement contracts.

The following table identifies the source of our revenues (as a percentage of total revenues) for fiscal years 2009, 2008, and 2007 by market.

	FY09	FY08	FY07
Intelligence	83%	80%	78%
Defense	12%	16%	20%
Commercial	5%	4%	2%
Foreign	— ------------	— ------------	— ------------
	100% =======	100% =======	100% =======
a dash (—) designates less than 1% revenue concentration

Within the customer types, contracts with two intelligence community customers and one defense customer represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from all contracts with each significant customer.

	FY09	FY08	FY07
Intelligence community customer 1	33%	25%	26%
Intelligence community customer 2	43%	50%	47%
Largest defense customer	9% ------------	12% ------------	15% ------------
	85% =======	87% =======	88% =======

Revenues from the United States Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY09	FY08	FY07
Direct purchases	65%	65%	69%
Subcontracts	30% ------------	31% ------------	29% ------------
	95% =======	96% =======	98% =======

New Orders and Backlog

We received new orders of approximately $210,285,000, $185,139,000, and $191,193,000 during fiscal years 2009, 2008, and 2007, respectively. During fiscal year 2008, we received a termination for the convenience of the Government related to several delivery orders under the Stone Face II IDIQ contract. During fiscal year 2009, we reduced backlog by approximately $3.7 million as a result of the negotiation of a portion of these terminated efforts. We anticipate the remaining balance of approximately $0.9 million will be negotiated in future periods. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At the end of fiscal year 2009, ending backlog was approximately $139,108,000. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. The fiscal year 2009 backlog represents a 11.5% increase to the backlog of $124,784,000 at the end of fiscal year 2008, primarily due to the backlog acquired from Pyxis of $8,648,000. The fiscal year 2008 backlog represents a 1.5% decrease to fiscal year 2007.

Contract Costs

Contract costs consist of direct costs incurred in the performance of contracts, including labor, materials, and overhead costs. Contract costs were approximately $142,722,000, or 70.4% of revenues, in fiscal year 2009 compared to approximately $129,835,000, or 69.7% of revenues, in fiscal year 2008, and approximately $116,133,000, or 68.2% of revenues, in fiscal year 2007. Contract costs increased in absolute dollars due to the increase in revenues, but remained constant as a percentage of revenues during fiscal year 2009 compared to fiscal year 2008. The increase in costs was due to contract activity related to our development contracts, offset by reductions to contract costs from pre-contract activity of approximately $2,356,000, inventory write-downs of approximately $907,000, and stock based compensation expense of approximately $1,350,000. Contract costs increased in absolute dollars during fiscal year 2008, primarily due to increased contract activity related to our development contracts, our ability to recognize pre-contract costs incurred during fiscal year 2007, and an inventory write-down of approximately $1,329,000.

Research and Development Expenses

Company-directed investment in research and development were approximately $14,482,000, or 7.1% of revenues, in fiscal year 2009 compared to approximately $13,116,000, or 7.0% of revenues, in fiscal year 2008 and approximately $14,204,000, or 8.3% of revenues, in fiscal year 2007. R&D expenses increased in absolute dollars but remained consistent with fiscal year 2008 as a percentage of revenues. R&D expenses decreased in fiscal year 2008 compared to fiscal year 2007 primarily due to directing our efforts toward meeting our contractual obligations.

General and Administrative Expenses

General and administrative (G&A) expenses include administrative salaries, costs related to marketing and proposal activities, costs related to product warranties, and other administrative costs. General and administrative expenses were approximately $22,541,000, or 11.1% of revenues, in fiscal year 2009 compared to approximately $30,593,000, or 16.4% of revenues, in fiscal year 2008 and approximately $28,734,000, or 16.9% of revenues, in fiscal year 2007. G&A expenses decreased in absolute dollars and as a percentage of revenue during fiscal year 2009, primarily due to the change in our indirect rate structure for fiscal year 2009. In addition, stock-based compensation declined by approximately $1,092,000 during fiscal year 2009, compared to fiscal year 2008. G&A expenses were higher in absolute dollars during fiscal year 2008 compared to fiscal year 2007 primarily due to severance costs of approximately $1,180,000 associated with the termination of our former Chief Executive Officer and an increased allocation of G&A expenses associated with inventory purchases related to one class of products of approximately $1,337,000. These increases were partially offset by a decrease to bid and proposal expenditures of approximately $1,519,000.

Interest Income and Other, Net

Interest income and other, net for fiscal year 2009, was approximately $676,000 compared to approximately $1,296,000 and $1,356,000 of interest income in fiscal years 2008 and 2007, respectively. Interest income decreased during fiscal year 2009 and during fiscal year 2008 primarily due to lower average yields within our investment portfolio. In addition, we used cash to acquire Pyxis Engineering, LLC. Please refer to “Notes to Consolidated Financial Statement Note 4: Business Combination” for further information.

Interest Expense

Interest expense for fiscal year 2009 was approximately $453,000 compared to approximately $535,000 and $673,000 in fiscal years 2008 and 2007, respectively. Interest expense has declined in fiscal years 2009 and 2008 due to the reduction to our Term Loan with Wells Fargo through scheduled principal payments.

Provision for Income Taxes

Our provision for income taxes for fiscal years 2009, 2008, and 2007 resulted in income tax expense of approximately $8,564,000, $5,531,000, and $5,175,000, respectively. The effective tax rate for fiscal years 2009, 2008, and 2007 were approximately 37%, 41%, and 43%, respectively. The decline in our tax rate in fiscal year 2009, compared to fiscal year 2008 is primarily due to a reduction in non-deductible stock compensation expense from our ESPP related to changes in the plan and a decline in non-deductible meals and entertainment expense. In addition, the reduction of our liability for unrecognized tax benefits as a result of a favorable IRS audit created a reduction to income tax expense of approximately $245,000.

The decline in our tax rate in fiscal year 2008, compared to fiscal year 2007 is primarily due to a combination of discrete events associated with a change in our method of calculating the depreciation of fixed assets for tax purposes and R&D credits.

During fiscal year 2009 and in the fourth quarter of fiscal year 2008, we recorded additional R&D credits due to the enactment of the Emergency Economic Stabilization Act of 2008, which extended the Federal Research & Development Tax Credit from December 31, 2007, through December 31, 2009.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during fiscal year 2009 were cash flows generated from operations, the issuance of common stock through stock purchases under our ESPP, and the exercise of options granted under our employee stock option plans. We have reduced option grants in favor of restricted stock awards and have modified our ESPP. As a result of the modification to our ESPP, participation has significantly declined. Cash received from the issuance of common stock under our ESPP in fiscal year 2009 declined by approximately by $1,058,000 as compared to fiscal year 2008, and may continue to decline in 2010.

Cash from operating activities. Net cash from operating activities has fluctuated significantly from year to year. Net cash provided by operating activities was approximately $17,169,000, $28,163,000, and $14,155,000 in fiscal years 2009, 2008, and 2007, respectively. The year-to-year variances are primarily the result of changes in net income and operating assets and liabilities.

Net income for fiscal year 2009 was approximately $14,529,000, a $6,512,000 increase from fiscal year 2008. Net income for fiscal year 2008 was approximately $8,017,000, an increase of $1,205,000 from fiscal year 2007.

Accounts receivable balances increased by approximately $2,914,000 during fiscal year 2009, decreased by approximately $4,361,000 during fiscal year 2008, and increased by approximately $3,897,000 during fiscal year 2007. During fiscal year 2009, we generated revenues of approximately $196,371,000 and collected approximately $196,888,000. During fiscal year 2008, we generated revenues of approximately $186,331,000 and collected approximately $191,443,000. In fiscal year 2007, we generated revenues of approximately $170,375,000 and collected approximately $166,478,000.

Inventories, prepaid expenses, and other assets decreased by approximately $482,000 in fiscal year 2009, increased by approximately $2,697,000 and decreased by approximately $2,680,000 in fiscal years 2008 and 2007, respectively. During fiscal year 2009, deferred tax assets decreased by approximately $1,539,000. The decrease is primarily associated with adjustments related to our unrecognized tax benefits. In addition, our pre-contract cost decreased by approximately $143,000. This decrease included a reduction associated with costs incurred during fiscal year 2008 of approximately $1,073,000. The decline was primarily offset by an increase to pre-contract costs from Pyxis efforts of approximately $582,000.

During fiscal year 2009, inventory balances increased by approximately $237,000 due to an aggregate increase to our work-in-process and finished goods balance of approximately $691,000 partially offset by a reduction due to an inventory write-down of approximately $422,000. In addition, prepaid income taxes increased by approximately $576,000.

During fiscal year 2008, inventory balances increased by approximately $2,196,000. The increase in inventory included an increase to work-in-process inventory by approximately $3,642,000, primarily associated with two products, and a reduction due to an inventory write-down of approximately $1,329,000. Current deferred tax assets increased by approximately $3,643,000 primarily due to an increase of approximately $1,125,000 associated with unrecognized tax benefits recorded during fiscal year 2008, and a reclassification from long-term deferred tax assets of approximately $1,025,000 associated with our net operating loss carryforward. Our pre-contract costs decreased by approximately $3,182,000 primarily due to our ability to obtain funding for the ASA and Simple Edge contracts.

The decrease during fiscal year 2007 is primarily due to a decrease of prepaid income taxes of approximately $1,690,000 and a decrease in pre-contract costs of approximately $1,202,000.

Accounts payable, taxes payable, accrued payroll liabilities, and other accrued liabilities balances decreased by approximately $3,141,000 in fiscal year 2009, increased in fiscal year 2008 by approximately $5,454,000, and decreased in fiscal year 2007 by approximately $1,565,000. Accounts payable increased during fiscal year 2009 by approximately $730,000 due to normal timing of vendor payments. Other accrued liabilities decreased by approximately $1,460,000 primarily due to reductions to our liabilities for unrecognized tax benefits of approximately $1,403,000. Accrued payroll liabilities declined by approximately $2,357,000 primarily due to payments for accrued vacation of approximately $2,365,000 due to a change in our vacation policy; bonus payments of approximately $2,751,000, accrued at the end of fiscal year 2008; and payments of payroll liabilities acquired from Pyxis of approximately $1,225,000 related to the tax withholding of the Pyxis stock compensation awarded prior to the closing of the acquisition. This decline was partially offset by an increase to accrued bonus of approximately $4,326,000 for our fiscal year 2009 bonus plans.

The increase during fiscal year 2008 included accrued severance for our former Chief Executive Officer of approximately $1,003,000. Accounts payable increased by approximately $1,839,000 due to the timing of our vendor payments. Other accrued liabilities increased by approximately $1,956,000 primarily due to recording unrecognized tax benefits and related interest of approximately $1,620,000.

During fiscal year 2007, accounts payable balances decreased by approximately $1,405,000 and accrued payroll liabilities decreased approximately $709,000.

Cash from investing activities. Net cash used in investing activities during fiscal years 2009, 2008, and 2007 was approximately $13,269,000, $24,829,000, and $9,985,000, respectively.

During the fourth quarter of fiscal year 2009, we paid approximately $17,325,000 related to the acquisition of Pyxis. We acquired cash of approximately $1,382,000 from Pyxis.

During fiscal year 2009, we purchased approximately $63,687,000 of investment securities, while $71,776,000 matured. Fiscal year 2009 property and equipment purchases included approximately $2,273,000 in computer equipment and approximately $1,098,000 in test equipment.

During fiscal years 2008 and 2007, we increased our investment in tax-exempt securities that were classified as short-term or long-term investments. Fiscal year 2008 property and equipment purchases included approximately $1,339,000 in computer equipment and approximately $1,247,000 in test equipment. Fiscal year 2007 property and equipment purchases included leasehold improvement efforts of approximately $1,901,000 associated with our new facilities in Torrance, California,approximately $1,456,000 in computer equipment, and approximately $515,000 in test equipment.

Cash from financing activities. Net cash used in financing activities during fiscal years 2009, 2008, and 2007 were approximately $4,466,000, $3,916,000, and $3,114,000, respectively.

The sources of cash from financing activities for fiscal years 2009, 2008, and 2007 were from the purchase of common stock under our ESPP and the cash received from stock option exercises. During fiscal year 2009, cash from purchase under our ESPP declined by approximately $1,058,000 as compared to fiscal year 2008 due to less participation in our ESPP. This decline was offset by an increase in cash from option exercises of approximately $1,009,000 due to the increase of our stock price. During fiscal years 2009, 2008, and 2007, loan payments totaled approximately $2,054,000, $1,428,000, and $1,429,000, respectively. During the fourth quarter of fiscal year 2009, we paid the balance of the loan acquired from Pyxis of approximately $625,000.

Dividend payments in fiscal year 2009 were the same as for fiscal years 2008 and 2007, at $0.50 per share per annum. Dividend payments were approximately $6,507,000, $6,290,000, and $6,074,000 in fiscal years 2009, 2008, and 2007, respectively. The year-over-year increases are due to increases in common stock outstanding resulting from activities associated with our stock compensation plans.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. At October 31, 2009, we held in our investment portfolio approximately $45,583,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with AA/AAA/SP-1 (Standard & Poor’s), Aa/Aaa/MIG-1 (Moody’s), and AA/AAA/F-1 (Fitch) rated issuers.

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

Borrowing Arrangements

Revolving line of credit. At October 31, 2009, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo) could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit will expire on March 1, 2010.

At October 31, 2009, we had three standby letters of credit under the Line of Credit totaling approximately $1,407,000. One letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at October 31, 2009. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at October 31, 2009. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (3.25% at October 31, 2009), and interest on those borrowings is payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of Dynamics Technology, Inc. (DTI), we entered into a term loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (0.24% at October 31, 2009). Our Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2009, we were in compliance with these covenants.

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure by using an interest rate swap agreement with Wells Fargo. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap is accounted for under the authoritative guidance for derivative instruments, and it is designated as a cash flow hedge. We do not anticipate losses on the agreement due to counterparty credit issues. Under this swap, we pay a fixed interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. The combined interest amounts on the Term Loan and the swap reflect our total monthly interest obligation, which is fixed at 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2009, the effective portion of the cash flow hedge was a deferred loss of approximately $188,000 on a gross basis. The deferred loss net of taxes was approximately $116,000, and was included in other comprehensive income and long-term liabilities on our balance sheet. For the years 2009, 2008, and 2007, we recognized losses related to the hedge of $210,000, $232,000, and $7,000, respectively, in other comprehensive income. During fiscal years 2009 and 2008, we recognized interest expense of approximately $168,000 and $58,000, respectively, reclassified from other comprehensive income. During fiscal year 2007, we recognized interest income of approximately $83,000, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $130,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2009.

Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2009 (in thousands).

	—————————— Payments due by period ——————————
Fiscal Year	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$32,261	$7,593	$12,629	$7,650	$4,389
Loan obligations – principal	3,929	1,429	2,500	—	—
Loan obligations – interest	322	194	128	—	—
Purchase obligations	8,447 -----------	8,447 -----------	— -----------	— -----------	— -----------
Total	$44,959 =======	$17,663 =======	$15,257 =======	$7,650 =======	$4,389 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2010 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses.

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $117,000, $181,000, and $306,000 for fiscal years 2009, 2008, and 2007, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the Accounting Standards Codification (the Codification or ASC) as the single source of authoritative nongovernmental U.S. GAAP, effective July 1, 2009. The Codification supersedes existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. The Codification establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for the financial statements for our fiscal year ending October 31, 2009. The adoption of this statement had no impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued a revised standard, Business Combinations, (ASC Topic 805). The revised standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB amended the standard to clarify the accounting for assets and liabilities arising from contingencies in business combinations. The standard, as amended, will apply prospectively to business combinations occurring in our fiscal year beginning November 1, 2009. The effects on future periods will depend on the nature and significance of business combinations subject to the new rules.

In March 2008, the FASB issued a new standard, Disclosures about Derivative Instruments and Hedging Activities, which amends the disclosure requirements in ASC Topic 815-10-50. This standard requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. We adopted this standard in the second quarter of fiscal year 2009. The adoption did not affect our financial position, results of operations or cash flows due to the disclosure-only nature of the statement.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance, included in ASC Topic 260-10-45, affects the calculation of earnings per share when a company has unvested share-based payment awards with non-forfeitable rights to dividends. The two-class method of calculation would be required, which means that dividends and undistributed earnings must be allocated between common shares and the unvested awards in calculating Basic EPS. This guidance will be effective for our fiscal year beginning November 1, 2009. We expect that adoption of this guidance may reduce our Basic and Diluted EPS by $.01.

In April 2009, the FASB amended the guidance on recognition of other-than-temporary impairments of debt securities, included in ASC Topic 320-10-35. The amendment establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures. We adopted this guidance in the third quarter of fiscal year 2009. The adoption did not affect our financial position, results of operations, or cash flows.

In May 2009, the FASB issued a standard on accounting for and reporting on subsequent events (ASC Topic 855). This standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We began applying the new standard in the third quarter of 2009 and its adoption did not affect our financial statements, other than the additional disclosures required, which can be found in “Notes to Consolidated Financial Statements, Note 1: Organization and Summary of Significant Accounting Policies.”

In October 2009, the FASB issued ASC Update No. 2009-13, updating ASC Topic 605, Revenue Recognition. This update provides new standards for revenue recognition for arrangements with multiple deliverables. These new standards affect the determination of when the individual deliverables may be treated as separate units of accounting. Additionally, these new standards modify the method of allocating consideration to the deliverables. The relative fair value method based on selling prices will be required and the residual method of allocating arrangement consideration will no longer be permitted. These new standards are effective for our fiscal year beginning November 1, 2010; however, early adoption is permitted. We are currently evaluating the potential impact, if any, on our financial position, results of operations, or cash flows as a result of adopting these new standards.

In October 2009, the FASB issued ASC Update No. 2009-14, updating ASC Topic 985, Software. This update provides new standards that amend the scope of previous software revenue guidance by excluding non-software components of tangible products and certain software components of tangible products. These new standards are effective for our fiscal year beginning November 1, 2010; however, early adoption is permitted. We are currently evaluating the potential impact, if any, on our financial position, results of operations, or cash flows as a result of adopting these new standards.

Quarterly Results

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters ending October 31, 2009. In the opinion of management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except for common share and per common share data.

	——————————————— 2008 ———————————————					——————————————— 2009 ———————————————
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Revenues from contracts	$41,610	$43,888	$48,695	$46,955	$181,147	$43,687	$51,618	$ 47,845	$53,221	$196,371
Revenues from royalty agreements	1,115 ----------	1,396 ----------	1,253 ----------	1,419 ----------	5,184 ----------	1,697 ----------	1,882 ----------	1,655 ----------	1,010 ----------	6,244 ----------
Total revenues	$42,725	$45,284	$49,948	$48,374	$186,331	$ 45,384	$ 53,500	$ 49,500	$54,231	$202,615
Operating expenses:
Contract costs	29,371	31,492	34,572	34,400	129,835	31,531	37,489	35,347	38,355	142,722
Research and development	2,979	3,554	3,953	2,630	13,116	3,075	3,797	3,757	3,853	14,482
General and administrative	7,995 ----------	7,403 ----------	8,205 ----------	6,990 ----------	30,593 ----------	5,130 ----------	5,759 ----------	5,552 ----------	6,100 ----------	22,541 ----------
Total operating expenses	40,345 ----------	42,449 ----------	46,730 ----------	44,020 ----------	173,544 ----------	39,736 ----------	47,045 ----------	44,656 ----------	48,308 ----------	179,745 ----------
Operating income	2,380	2,835	3,218	4,354	12,787	5,648	6,455	4,844	5,923	22,870
Interest income (expense), net	233 ----------	147 ----------	158 ----------	223 ----------	761 ----------	112 ----------	69 ----------	41 ----------	1 ----------	223 ----------
Income before provision (benefit) for income taxes	2,613	2,982	3,376	4,577	13,458	5,760	6,524	4,885	5,924	23,093
Provision (benefit) for income taxes	1,125 ----------	967 ----------	1,411 ----------	2,028 ----------	5,531 ----------	2,245 ----------	2,450 ----------	1,555 ----------	2,314 ----------	8,564 ----------
Net income	$1,488 ======	$2,015 ======	$1,965 ======	$2,549 ======	$8,017 ======	$ 3,515 ======	$ 4,074 ======	$3,330 ======	$3,610 ======	$14,529 ======
Net income, per common share
Basic	$0.12	$0.16	$0.16	$0.20	$0.64	$0.28	$0.32	$0.26	$0.28	$1.13
Diluted	$0.12	$0.16	$0.15	$0.20	$0.63	$0.27	$0.31	$0.25	$0.27	$1.11
Number of shares used in calculating net income per common share
Basic	12,344	12,400	12,538	12,622	12,475	12,754	12,852	12,947	13,005	12,890
Diluted	12,517	12,523	12,741	12,844	12,681	12,973	13,086	13,226	13,268	13,146

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

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At October 31, 2009, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with AA/AAA/SP-1/ (Standard & Poor’s), Aa/Aaa/MIG-1 (Moody’s), and AA/AAA /F-1 (Fitch) rated issuers. Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 102 days, as of October 31, 2009. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk associated with the current credit environment.

As of October 31, 2009, our total cash and investments balance that was sensitive to interest rate risk was approximately $47,611,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $131,000.

The following table summarizes our cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	2009	2008
Cash equivalents	$2,028	$2,068
Available-for-sale securities:
Short-term municipals	43,454	45,045
Long-term municipals	2,129 ----------	9,381 ----------
	$47,611 ======	$56,494 ======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the original principal amount of $10 million with Wells Fargo, the proceeds of which were used for acquisition financing. At October 31, 2009, the remaining unpaid balance of the Term Loan was $3,929,000. The Term Loan bears interest at an annual rate of 1.75% above LIBOR ( 0.24% at October 31, 2009).

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

We have audited the accompanying consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2009, and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009. These financial statements are the responsibility of Applied Signal Technology, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Signal Technology, Inc. at October 31, 2009, and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Signal Technology, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California January 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Applied Signal Technology, Inc.

We have audited Applied Signal Technology, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Signal Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pyxis Engineering LLC, which is included in the 2009 consolidated financial statements of Applied Signal Technology, Inc. and constituted $3.7 million and $1.9 million of total and net assets, respectively, as of October 31, 2009 and $2.2 million and $0.4 million of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Applied Signal Technology, Inc. also did not include an evaluation of the internal control over financial reporting of Pyxis Engineering LLC.

In our opinion, Applied Signal Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2009, and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009, and our report dated January 12, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California January 12, 2010

Consolidated Statements of Operations
(in thousands, except per share data)

	———— Year Ended October 31, ————
	2009	2008	2007
Revenues from contracts	$196,371	$181,147	$168,845
Revenues from royalty agreements	6,244 -----------	5,184 -----------	1,530 -----------
Total revenues	202,615	186,331	170,375
Operating expenses:
Contract costs	142,722	129,835	116,133
Research and development	14,482	13,116	14,204
General and administrative	22,541 -----------	30,593 -----------	28,734 -----------
Total operating expenses	179,745 -----------	173,544 -----------	159,071 -----------
Operating income	22,870	12,787	11,304
Interest income and other, net	676	1,296	1,356
Interest expense	(453) -----------	(535) -----------	(673) -----------
Income before provision for income taxes	23,093	13,548	11,987
Provision for income taxes	8,564 -----------	5,531 -----------	5,175 -----------
Net income	$14,529 =======	$8,017 =======	$6,812 =======
Net income per common share
Basic	$1.13	$0.64	$0.56
Diluted	$1.11	$0.63	$0.55
Number of shares used in calculating net income per common share
Basic	12,890	12,475	12,100
Diluted	13,146	12,681	12,314
See accompanying notes.

Consolidated Balance Sheets
(in thousands except share information)

	——— October 31, ———
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,102	$4,668
Short-term investments	43,454 -----------	45,045 -----------
Total cash, cash equivalents, and short-term investments	47,556	49,713
Accounts receivable:
Billed	26,630	22,224
Unbilled	20,433 -----------	17,891 -----------
Total accounts receivable	47,063	40,115
Inventory	8,378	8,141
Prepaid and other current assets	10,517 -----------	10,155 -----------
Total current assets	113,514	108,124
Property and equipment, at cost:
Machinery and equipment	46,517	43,146
Furniture and fixtures	4,756	4,737
Leasehold improvements	18,480	17,537
Construction in process	647 -----------	353 -----------
	70,400	65,773
Accumulated depreciation and amortization	(55,405) -----------	(50,660) -----------
Property and equipment, net	14,995	15,113
Long-term investment	2,129	9,381
Goodwill	33,158	19,964
Intangible assets, net of accumulated amortization	1,904	162
Long-term deferred tax asset	4,196	4,410
Other assets	1,104 -----------	865 -----------
Total assets	$171,000 =======	$158,019 =======

Consolidated Balance Sheets (continued)
 (in thousands except share information)

	——— October 31, ———
	2009	2008
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,807	$5,687
Accrued payroll and related benefits	15,351	14,383
Note payable	1,429	1,429
Income taxes payable	444	498
Other accrued liabilities	2,298 -----------	3,513 -----------
Total current liabilities	26,329	25,510
Long-term note payable	2,500	3,929
Accrued rent	2,103	2,396
Other long-term liabilities	1,043	1,451
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 20,000,000 shares authorized; issued and outstanding shares – 13,211,462 at October 31, 2009, and 12,822,323 at October 31, 2008	76,492	70,145
Retained earnings	62,600	54,626
Accumulated comprehensive income	(67) -----------	(38) -----------
Total shareholders’ equity	139,025 -----------	124,733 -----------
Total liabilities and shareholders’ equity	$171,000 =======	$158,019 =======
See accompanying notes.

Consolidated Statements of Cash Flows
(in thousands)

	———— Year Ended October 31, ————
	2009	2008	2007
Operating activities:
Net income	$14,529	$8,017	$6,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,361	6,138	5,649
Stock-based compensation	2,236	4,779	4,150
Excess tax benefits from stock-based payment arrangements	(384)	(37)	(54)
Changes in:
Accounts receivable	(2,914)	4,361	(3,897)
Income tax receivable	—	752	—
Inventory, prepaid expenses and other current assets	507	(2,697)	2,680
Other assets	(25)	519	380
Accrued lease incentives	—	877	—
Accounts payable and accrued liabilities	(3,141) -----------	5,454 -----------	(1,565) -----------
Net cash provided by operating activities	17,169	28,163	14,155
Investing activities:
Cash paid for business acquired, net	(15,943)	—	—
Purchases of available-for-sale securities	(63,687)	(109,964)	(76,411)
Maturities of available-for-sale securities	71,776	88,935	70,877
Additions to property and equipment	(5,415) -----------	(3,800) -----------	(4,451) -----------
Net used in investing activities	(13,269)	(24,829)	(9,985)
Financing activities:
Issuances of common stock	3,995	4,044	4,394
Shares repurchased for tax withholding of vested restricted stock awards	(284)	(279)	(59)
Excess tax benefits from stock-based payment arrangements	384	37	54
Term loans	(2,054)	(1,428)	(1,429)
Dividends paid	(6,507) -----------	(6,290) -----------	(6,074) -----------
Net cash (used in) financing activities	(4,466) -----------	(3,916) -----------	(3,114) -----------
Net increase (decrease) in cash and cash equivalents	(566)	(582)	1,056
Cash and cash equivalents at beginning of year	4,668 -----------	5,250 -----------	4,194 -----------
Cash and cash equivalents at end of year	$4,102 =======	$4,668 =======	$5,250 =======
Supplemental disclosure of cash flow information:
Interest paid	$281	$382	$556
Income taxes paid	$8,668	$7,005	$3,873
See accompanying notes.

Consolidated Statement of Shareholders’ Equity
(in thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at October 31, 2006 (as reported)	11,922,103	$53,295	$52,272	$63	$105,630
Issuance of common shares to employees under stock compensation plans	466,319	4,336	—	—	4,336
Stock-based compensation expense	—	4,150	—	—	4,150
Dividends declared	—	—	(6,131)	—	(6,131)
Tax benefit related to stock plans	—	68	—	—	68
Other comprehensive income	—	—	—	(29)	(29)
Net income	— -----------	— -----------	6,812 -----------	— -----------	6,812 -----------
Balance at October 31, 2007 (as reported)	12,388,422 -----------	$61,849 -----------	$52,953 -----------	$34 -----------	$114,836 -----------
Issuance of common shares to employees under stock compensation plans, net of repurchases	433,901	3,765	—	—	3,765
Stock-based compensation expense	—	4,779	—	—	4,779
Dividends declared	—	—	(6,344)	—	(6,344)
Tax deficiency related to stock plans	—	(248)	—	—	(248)
Other comprehensive income	—	—	—	(72)	(72)
Net income	— -----------	— -----------	8,017 -----------	— -----------	8,017 -----------
Balance at October 31, 2008 (as reported)	12,822,323 -----------	$70,145 -----------	$54,626 -----------	$(38) -----------	$124,733 -----------
Issuance of common shares to employees under stock Compensation plans, net of repurchases	389,139	3,711	—	—	3,711
Stock-based compensation expense	—	2,236	—	—	2,236
Dividends declared	—	—	(6,555)	—	(6,555)
Tax benefit related to stock plans	—	400	—	—	400
Other comprehensive income	—	—	—	(29)	(29)
Net income	— -----------	— -----------	14,529 -----------	— -----------	14,529 -----------
Balance at October 31, 2009	13,211,462 -----------	$76,492 -----------	$62,600 -----------	$(67) -----------	$139,025 -----------
See accompanying notes.

Notes to Consolidated Financial Statements, October 31, 2009

Note 1: Organization and Summary of Significant Accounting Policies

Organization

Applied Signal Technology, Inc. (AST) provides advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. We provide products and services in the areas of communications, signals intelligence (SIGINT) and sensor signature processing. Our SIGINT competencies include communications intelligence (COMINT) electronic intelligence (ELINT), and cyber intelligence. Our sensor signature expertise includes processing information from electro-optic, sonar, radar, magnetic, and chemical sensors to detect changes in the environment. We develop and manufacture sophisticated sensors and digital signal processing equipment that use advanced software.

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

Principles of Consolidation

The financial statements include the accounts of AST and its wholly owned subsidiaries, Dynamics Technology, Inc. (DTI) and Pyxis Engineering, LLC (Pyxis). All significant intercompany transactions have been eliminated.

Subsequent Events

We have evaluated subsequent events through January 12, 2010, which is the date that these financial statements have been filed with the Securities and Exchange Commission (SEC). No material subsequent events have occurred since October 31, 2009, that required recognition or disclosure in these financial statements.

Revenues and Contract Accounting

Revenues and cost recognition. Our contracts are executed through written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products and perform related services according to specifications provided by the customer. The majority of our contracts are accounted for following the authoritative guidance for construction-type and production-type contracts. We recognize revenue on a limited number of standalone software contracts following the guidance for software revenue. For these software contracts, we defer revenue that is related to billings and customer payments in advance of the completion of the performance requirements set forth in the contracts.

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

We account for fixed-price contracts by using the percentage-of-completion method. Under this method, we charge labor, materials, and other direct costs, plus estimated indirect costs of operations, as they are incurred. Each period, we recognize as revenue a portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual costs incurred and the estimated costs to complete. On fixed-price contracts, we bear the risk of any unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, and these costs could have a materially adverse affect on our results of operations.

We have one licensing agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $6,244,000, $5,184,000, and $1,530,000 to revenues and operating income during fiscal years 2009, 2008, and 2007, respectively.

The following table represents our revenue concentration during the respective periods by contract type.

	FY09	FY08	FY07
Cost-reimbursement contracts	59%	69%	71%
Time-and-materials contracts	22%	18%	14%
Fixed-price contracts	16%	10%	14%
Royalty contracts	3% -----------	3% -----------	1% -----------
	100% ======	100% ======	100% ======

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	FY09	FY08	FY07
Tiffany	21%	13%	15%
ASA	18%	15%	9%
High Beam	7%	15%	—
Stone Face II	6%	12%	12%
Specter	— -----------	5% -----------	14% -----------
	52% ======	60% ======	50% ======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: ASA, Tiffany, and Stone Face II. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations.

ASA is a time-and-materials contract. All of the other contracts referenced above were cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending October 31, 2009, and October 31, 2008, were approximately $1,139,000 and $1,283,000, respectively. Approximately $573,000 of the October 31, 2008, balance was recognized as revenues during fiscal year 2009. During the fourth quarter of fiscal year 2009, we determined that the balance associated with a certain contract would not be recovered in revenue, and therefore we decreased precontract costs and operating income by approximately $539,000.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust our planned indirect spending during the year, we can modify our billing rates to our customers through the Defense Contract Audit Agency in accordance with the Federal Acquisition Regulations, or we can record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease the unfavorable indirect rate variance accumulated in inventory. Fee percentages on fixed-price and time-and-materials contracts will generally decline as a result of any increase to indirect costs. Fee percentages on active cost-reimbursable contracts will generally be unaffected as a result of any increase to indirect costs. Fee percentages on completed cost-reimbursable contracts will generally be reduced. If our rate variance is favorable, the modification of our billing rates will typically decrease revenue and operating expenses, and decrease the favorable indirect rate variance accumulated in inventory. In this event, fee percentages on fixed-price and time-and-materials contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At the end of fiscal year 2009, we absorbed a favorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers. Consequently, we created an insignificant adjustment to revenues and decreased operating expenses by approximately $329,000.

During fiscal year 2008, we absorbed a favorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers. Consequently, we decreased revenues by approximately $1,657,000 and operating expenses by approximately $1,243,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government, and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during fiscal years 2009, 2008, and 2007.

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

We recorded a write-down of approximately $422,000 during fiscal year 2009 and $1,329,000 during fiscal year 2008. We recorded these write-downs to reflect the estimated market value of one class of our inventoried product. These charges were included in contract costs in our statement of operations. Disposals associated with our raw material represent a minor amount and are included in general and administrative expenses on the statement of operations due to the fact that raw materials could be used in a variety of situations other than contract costs, including R&D. Disposals of raw material inventory were not significant during fiscal years 2009 and 2008. During fiscal year 2009, disposals of other obsolete inventory amounted to approximately $304,000 and $251,000 during fiscal year 2008.

Income Taxes

We estimate our income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate can differ from the statutory rate primarily due to research and development credits and tax exempt interest, offset by the non-tax-deductible nature of meals and entertainment expense and certain types of stock-based compensation expense. In addition, our process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing certain expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements.

Please refer to “Notes to Consolidated Financial Statements, Note 8: Income Taxes” for further information.

Price Redetermination

As a Government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2009, 2008, or 2007.

Cash, Cash Equivalents, and Investments

Cash and cash equivalents balances include cash held in banks to support daily cash needs and were approximately $4,102,000 and $4,668,000 on October 31, 2009, and October 31, 2008, respectively. We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Our remaining securities are classified as available for sale and are carried at fair value in short-term and long-term investments. At October 31, 2009, all of our short-term and long-term investments consist of tax-exempt securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for fiscal years 2009, 2008, and 2007.

The following tables summarize our cash equivalents, short-term securities, and long-term securities (in thousands).

	——————————— October 31, 2009 ———————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$2,028	$—	$—	$2,028
Available-for-sale securities:
Short-term municipal	43,403	51	—	43,454
Long-term municipal	2,131 -----------		(2) -----------	2,129 -----------
	$47,562 =======	$51 =======	$(2) =======	$47,611 =======

	——————————— October 31, 2008 ———————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$2,068	$—	$—	$2,068
Available-for-sale securities:
Short-term municipal	45,006	39	—	45,045
Long-term municipal	9,380 -----------	10 -----------	(9) -----------	9,381 -----------
	$56,454 =======	$49 =======	$(9) =======	$56,494 =======

The following table summarizes the maturities of our available-for-sale investments (in thousands).

October 31, 2009
Due in one year or less	$43,454
Due in one to two years	2,129 -----------
$45,583 =======

Fair Value Measurements

As of November 1, 2008, we adopted the new accounting standard on fair value. The new standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The adoption of the new standard did not have a material impact on our results of operations, financial position, or cash flows. The requirements of the new standard as they relate to certain non-financial assets and liabilities have been deferred until the first quarter of our fiscal year 2010. We currently do not expect that the adoption of the portion of the standard relating to these non-financial assets and liabilities will have a material impact on our results of operations, financial position, or cash flows. In October 2008, the FASB issued additional authoritative guidance, which clarified the application of fair value rules in a market that is not active. In April 2009, the FASB issued guidance on determining fair value when the transaction volume has decreased significantly. The adoption of the additional guidance did not have a material impact on our results of operations, financial position, or cash flows.

The standard on fair value measurement establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2009 (in thousands).

——————— Fair Value Measurement Using ———————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$2,028	$—	$2,028
Available-for-sale securities:
Short-term municipal	—	43,454	43,454
Long-term municipal	— -----------	2,129 -----------	2,129 -----------
Total assets	$2,028 =======	$45,583 =======	$47,611 =======

Liabilities
Interest rate swap	$— -----------	$116 -----------	$116 -----------
Total liabilities	$— =======	$116 =======	$116 =======

As of October 31, 2009, our investment portfolio did not include investments in assets valued using Level 3 inputs.

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

The inputs used to value the interest rate swap are based on observable market data such as the London Inter-Bank Offered Rate (LIBOR) swap rate (floating interest rate), a fixed rate (term loan interest rate), a discount factor, and a calculation of a present value of the interest paid/received based on the expected loan principal. Please refer to “ Notes to Consolidated Financial Statements, Note 6: Borrowing Arrangements” for further information.

As of November 1, 2008, we also adopted a new accounting standard that allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of October 31, 2009, we did not elect such option for any of our financial instruments or liabilities.

Restricted Cash

We had restricted cash balances of approximately $663,000 and $605,000 at October 31, 2009, and October 31, 2008, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $152,000 and $161,000 of the restricted cash balance was included in prepaids and other current assets on October 31, 2009, and October 31, 2008, respectively. Approximately $511,000 and $444,000 was included in other assets on October 31, 2009, and October 31, 2008, respectively.

Property and Equipment

Machinery and equipment as well as furniture and fixtures are depreciated by using the straight-line method over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized by using the straight-line method over the lesser of the useful life of the assets or the remaining lease term. Construction in process includes costs incurred to build leasehold improvements and test equipment that has not yet been placed into service.

Business Combinations, Goodwill, and Long-Lived Asset Valuation

In accordance with business combination accounting, we allocated the purchase price of Pyxis to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. We engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation required management to make significant estimates and assumptions, especially with respect to intangible assets.

Management made estimates of fair value based upon assumptions believed to be reasonable. These estimates were based on historical experience and information obtained from the management of Pyxis and are inherently uncertain. Critical estimates in valuing certain of the intangible assets included, but were not limited to, future expected cash flows from funded backlog, unfunded backlog, future contracts, and non-compete agreements. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Goodwill valuation. We test goodwill for possible impairment on an annual basis, as of the first day of the fourth quarter, and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel.

To perform the goodwill impairment test, we determine the fair value of the reporting unit and compare the fair value to the reporting unit’s carrying value, as of the first day of the fourth quarter. We believe AST is one reporting unit, and therefore, we compare the fair value of AST to the total net asset value on our balance sheet. If our total net asset value were to exceed our fair value, we would perform the second step of the impairment test. In the second step, we would compare the implied fair value of our goodwill to our carrying amount, taking a write-down to the extent the carrying amount exceeds the implied fair value. If the fair value of AST exceeds the carrying value of our net assets under step one, then no impairment is indicated and the test is complete.

We passed the first step of our annual impairment test for fiscal year 2009. In addition, there were no indicators of impairment as of October 31, 2009.

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

There were no indicators of impairment as of October 31, 2009.

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

The per share data is as follows (in thousands, except per share amounts).

———— Year Ended October 31, ————
	2009	2008	2007
Numerator:
Net income	$14,529 ======	$8,017 ======	$6,812 ======
Denominator:
Shares used to compute net income per common share – basic	12,890	12,475	12,100
Effect of dilutive stock options and non-vested shares	256 -----------	206 -----------	214 -----------
Shares used to compute net income per common share – diluted	13,146 ======	12,681 ======	12,314 ======
Net income per common share – basic	$1.13 ======	$0.64 ======	$0.56 ======
Net income per common share – diluted	$1.11 ======	$0.63 ======	$0.55 ======

We excluded approximately 463,000, 886,000, and 971,000 potential common shares for fiscal years 2009, 2008, and 2007 from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive.

Comprehensive Income

The components of our annual comprehensive income, net of tax, are as follows (in thousands).

	———— Year Ended October 31, ————
	2009	2008	2007
Net income	$14,529	$8,017	$6,812
Unrealized gain on securities	9	22	17
Derivative loss	(38) -----------	(94) -----------	(46) -----------
Comprehensive income	$14,500 ======	$7,945 ======	$6,783 ======

The balance of accumulated comprehensive income on securities as of October 31, 2009, and October 31, 2008, was approximately $49,000 and $40,000, respectively. The derivative-related accumulated comprehensive loss balance as of October 31, 2009, was approximately $116,000, and as of October 31, 2008, the derivative-related accumulated balance was a loss of approximately $78,000.

Dividends

We have paid dividends at the rate of $0.50 per share per annum, payable quarterly. Continued payment of the dividend is subject to approval by the Board of Directors and is reviewed quarterly.

Total dividends paid during fiscal years 2009, 2008, and 2007 were approximately $6,507,000, $6,290,000, and $6,074,000, respectively.

At October 31, 2009, and October 31, 2008, accrued dividends of approximately $1,651,000 and $1,603,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have the following stock-based compensation programs that provide our Board of Directors discretion in creating employee equity incentives. As of October 31, 2009, there was a total of 1,343,904 shares reserved for future issuance under all of our equity incentive plans and our ESPP.

Employee Stock Purchase Plan. We maintain our shareholder-approved 1993 Employee Stock Purchase Plan (ESPP), and have reserved 5,400,000 shares of common stock for issuance to employees under the ESPP. For offering periods beginning prior to December 1, 2008, the ESPP allowed eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of any employee’s compensation) at 85% of the closing stock price at the lower of either the date of enrollment or the date of purchase. For offering periods beginning prior to June 1, 2007, our ESPP had a twenty-four month offering period with four six-month purchase periods within each offering period. If the fair market value on the purchase date was lower than the closing stock price on the offering date, all participants were withdrawn from the offering period and re-enrolled into a new offering period. We modified our ESPP such that the length of all offering periods, beginning June 1, 2007, is six months. In 2008, the Board of Directors increased the purchase price and eliminated the look-back provision for offering periods beginning on or after December 1, 2008. The purchase price for participants is now 95% of the closing stock price on the date of purchase, and therefore, the ESPP is non-compensatory under the authoritative guidance for stock-based compensation. The remaining expense related to the final compensatory award under the ESPP was recognized in the first quarter of fiscal year 2009. As of October 31, 2009, 732,769 shares remain reserved for issuance and eligible for purchase under the 1993 Plan.

Stock Option Plan – 1991. Our 1991 Stock Option Plan (1991 Plan) provided for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise 100% of the fair market value on the date of grant, and have a maximum term of ten years. Some options are exercisable only at the end of a two-year vesting period and some options are exercisable at the rate of 20% per year over five years. The 1991 Plan expired on January 19, 2001, and all remaining shares reserved for issuance expired. Options to purchase an aggregate of 37,780 shares of our common stock remain outstanding under the 1991 Plan as of October 31, 2009, all of which are now fully vested.

Stock Option Plan – 2000. Our 2000 Stock Option Plan (2000 Plan) provided for the granting of non-qualified stock options to our employees and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20% on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 through 2006 vest at the rate of 20% per year over five years, on the anniversary date of the grant date. In fiscal year 2008, the Board of Directors terminated the 2000 Plan. Options to purchase an aggregate of 438,325 shares of our common stock remain outstanding under the 2000 Plan as of October 31, 2009.

Stock Option Plan – 2001. Our shareholder-approved 2001 Stock Option Plan (2001 Plan) provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted prior to 2004 vest over five years, at the rate of 20%, on the first anniversary of the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of 10 years. Options granted in 2004 and beyond vest at the rate of 20% per year over five years, on the anniversary date of the grant date. Options to purchase an aggregate of 213,042 shares of our common stock are outstanding and 53,884 shares remain available for grant under the 2001 Plan as of October 31, 2009.

Stock Incentive Plan – 2004. Our shareholder-approved 2004 Stock Incentive Plan (2004 Plan) provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to our employees, directors, and consultants. The exercise price for an option is equal to 100% of the fair market value of the common stock on the date of grant. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for the award shall be services actually rendered to us or for our benefit. The restrictions on our restricted stock grants typically will lapse in four equal annual installments, on each anniversary of the grant date, conditioned on continued employment. The restrictions on restricted stock granted to our directors typically lapse in three equal annual installments. Some options vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of eight years. Other options vest over five years, at the rate of 20% per year. Options to purchase an aggregate of 258,000 shares of our common stock are outstanding and 557,251 shares remain available for grant under the 2004 Plan as of October 31, 2009.

Stock-based compensation expense for equity awards granted subsequent to November 1, 2005, was based on the grant-date fair value estimated in accordance with the provisions of the most recent accounting standards for stock-based compensation, adopted in fiscal year 2006. For stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, stock-based compensation expense was based on the grant-date fair value previously estimated in accordance with the prior accounting standard. We recognize expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

The following table sets forth the total stock-based compensation expense resulting from stock option grants, restricted stock awards, and shares purchased under our ESPP included in our condensed consolidated statements of operations (in thousands).

	———— Year Ended October 31, ————
	2009	2008	2007
Contract costs	$1,397	$2,747	$2,388
Research and development	76	177	177
General and administrative	763 -----------	1,855 -----------	1,585 -----------
Stock-based compensation expense before income taxes	$2,236	$4,779	$4,150
Income taxes	(727) -----------	(1,029) -----------	(850) -----------
Stock-based compensation expense after income taxes	$1,509	$3,750	$3,300
Reduction to basic net income per share	$0.12	$0.30	$0.27
Reduction to diluted net income per share	$0.11	$0.30	$0.27

In fiscal year 2008, we accelerated the vesting of all outstanding but unvested options and all unvested restricted stock awards held by the former CEO in connection with the termination of his employment with us. We also extended the period of exercisability of any vested stock options that he held to two years from the date of termination of employment or expiration of the individual option grant, whichever occurs first. We recognized stock-based compensation expense of approximately $304,000 during fiscal year 2008 related to these modifications.

We did not grant options during any of the fiscal years presented. Due to the non-compensatory nature of our ESPP Plan beginning December 1, 2008, we did not value any new ESPP grants during fiscal year 2009. In fiscal years 2008 and 2007, we estimated the fair value of shares issued under our ESPP by using the Black-Scholes valuation model using the following weighted average assumptions.

	Employee Stock Purchase Plan
	2008	2007
Risk-free interest rate	2.0%	4.6%
Expected life (years)	0.5	1.9
Expected volatility	39%	39%
Expected dividends	3.9%	2.5%
Weighted average fair value	$3.79	$5.59

The risk-free interest rate was based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the ESPP offering date. Our computation of expected volatility reflected a combination of historical and market-based implied volatility. We determined that the combination of historical and market-based implied volatility provided a more accurate reflection of our market conditions and was more representative of future stock price trends than employing solely historical volatility. The expected dividend yield was calculated by taking the total expected annual dividend payout divided by the average stock price.

Stock-based compensation expense recognized in the consolidated statement of operations reflects estimated forfeitures that were based on historical forfeitures.

The net cash proceeds associated with our ESPP were $ 2,137,000, $3,195,000, and $3,531,000 for fiscal years 2009, 2008, and 2007, respectively.

The remaining expense related to the final compensatory award under the ESPP was recognized in the first quarter of fiscal year 2009.

On November 30, 2007, the closing stock price on our ESPP purchase date was lower than the December 1, 2006, offering date, and therefore, all participants were re-enrolled into a new six-month offering period, beginning December 1, 2007, and ending May 31, 2008. This re-enrollment effectively canceled the final six-month purchase period of the original twenty-four month offering. In addition, as a result of the modification, approximately $89,000 of incremental compensation expense was generated at December 1, 2007, and this was recognized during fiscal year 2008

On November 30, 2006, the closing stock price on our ESPP purchase date was lower than the closing stock price on the participants’ enrollment dates; therefore, 411 participants were withdrawn from their current offering period and re-enrolled into a new twenty-four month offering period beginning on December 1, 2006. Consequently, approximately $758,000 of incremental compensation expense was added to our unrecognized compensation expense at December 1, 2006.

The following table summarizes the option activity under all stock option plans.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2006	1,547,779	$17.83
Exercised	(90,091)	$9.58
Forfeitures or expirations	(47,964) -----------	$18.65 -----------
Outstanding at October 31, 2007	1,409,724	$18.33
Exercised	(77,730)	$10.91
Forfeitures or expirations	(122,676) -----------	$25.78 -----------
Outstanding at October 31, 2008	1,209,318	$18.05
Exercised	(194,581)	$9.54
Forfeitures or expirations	(67,590) -----------	$21.24 -----------
Outstanding at October 31, 2009	947,147	$19.57	4.02	$3,346,726

Vested or expected to vest at October 31, 2009	928,010	$14.51	4.00	$3,321,899

Exercisable at October 31, 2009	828,887	$19.49	3.78	$3,117,951

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between our closing stock price on the last trading day of fiscal year 2009 and the exercise price for those options in the money, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on October 31, 2009. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised was approximately $2,289,000, $313,000, and $584,000, for fiscal years 2009, 2008, and 2007, respectively.

As of October 31, 2009, approximately $596,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 1.09 years.

Net cash proceeds from the exercise of stock options were approximately $1,857,000, $848,000, and $863,000 for fiscal years 2009, 2008, and 2007, respectively.

The following table summarizes our restricted stock grant activity.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2006	61,875	$19.58
Grants	118,813	$17.64
Vested	(15,472)	$19.58
Forfeitures	(1,950) -----------	$18.06
Nonvested at October 31, 2007	163,266	$17.35
Grants	95,000	$14.81
Vested	(69,753)	$17.35
Forfeitures	(13,111) -----------	$17.55
Nonvested at October 31, 2008	175,402	$16.11
Grants	71,300	$24.33
Vested	(55,326)	$16.38
Forfeitures	(9,643) -----------	$17.97
Nonvested at October 31, 2009	181,733	$17.69

The total fair value of restricted stock grants vested in fiscal years 2009, 2008 and 2007 was $906,000, $1,210,000, and $303,000, respectively. Our unrecognized compensation cost related to nonvested (restricted) stock is approximately $2,409,000 and is expected to be recognized over a weighted average period of 2.39 years.

We realized an income tax benefit from stock options exercised and restricted stock vested of approximately $400,000 during fiscal year 2009. We realized an income tax deficiency from stock options exercised and restricted stock vested during fiscal year 2008 of approximately $247,000 and an income tax benefit from stock option exercises and restricted stock vested during fiscal year 2007 of approximately $68,000. As required, we present excess tax benefits from the exercise of stock options and the vesting of restricted stock, if any, as financing cash flows rather than operating cash flows.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the Accounting Standards Codification (the Codification or ASC) as the single source of authoritative nongovernmental U.S. GAAP, effective July 1, 2009. The Codification supersedes existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. The Codification establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for the financial statements for our fiscal year ending October 31, 2009. The adoption of this statement had no impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued a revised standard, Business Combinations, (ASC Topic 805). The revised standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB amended the standard to clarify the accounting for assets and liabilities arising from contingencies in business combinations. The standard, as amended, will apply prospectively to business combinations occurring in our fiscal year beginning November 1, 2009. The effects on future periods will depend on the nature and significance of business combinations subject to the new rules.

In March 2008, the FASB issued a new standard, Disclosures about Derivative Instruments and Hedging Activities, which amends the disclosure requirements in ASC Topic 815-10-50. This standard requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. We adopted this standard in the second quarter of fiscal year 2009. The adoption did not affect our financial position, results of operations or cash flows due to the disclosure-only nature of the statement.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance, included in ASC Topic 260-10-45, affects the calculation of earnings per share when a company has unvested share-based payment awards with non-forfeitable rights to dividends. The two-class method of calculation would be required, which means that dividends and undistributed earnings must be allocated between common shares and the unvested awards in calculating Basic EPS. This guidance will be effective for our fiscal year beginning November 1, 2009. We expect that adoption of this guidance may reduce our Basic and Diluted EPS by $.01.

In April 2009, the FASB amended the guidance on recognition of other-than-temporary impairments of debt securities, included in ASC Topic 320-10-35. The amendment establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures. We adopted this guidance in the third quarter of fiscal year 2009. The adoption did not affect our financial position, results of operations, or cash flows.

In May 2009, the FASB issued a standard on accounting for and reporting on subsequent events (ASC Topic 855). This standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We began applying the new standard in the third quarter of 2009 and its adoption did not affect our financial statements, other than the additional disclosures required, which can be found in “Notes to Consolidated Financial Statements, Note 1: Organization and Summary of Significant Accounting Policies.”

In October 2009, the FASB issued ASC Update No. 2009-13, updating ASC Topic 605, Revenue Recognition. This update provides new standards for revenue recognition for arrangements with multiple deliverables. These new standards affect the determination of when the individual deliverables may be treated as separate units of accounting. Additionally, these new standards modify the method of allocating consideration to the deliverables. The relative fair value method based on selling prices will be required and the residual method of allocating arrangement consideration will no longer be permitted. These new standards are effective for our fiscal year beginning November 1, 2010; however, early adoption is permitted. We are currently evaluating the potential impact, if any, on our financial position, results of operations, or cash flows as a result of adopting these new standards.

In October 2009, the FASB issued ASC Update No. 2009-14, updating ASC Topic 985, Software. This update provides new standards that amend the scope of previous software revenue guidance by excluding non-software components of tangible products and certain software components of tangible products. These new standards are effective for our fiscal year beginning November 1, 2010; however, early adoption is permitted. We are currently evaluating the potential impact, if any, on our financial position, results of operations, or cash flows as a result of adopting these new standards.

Note 2: Customer Concentration

The following table identifies the source of our revenues for fiscal years 2009, 2008, and 2007 by market.

	FY09	FY08	FY07
Intelligence	83%	80%	78%
Defense	12%	16%	20%
Commercial	5%	4%	2%
Foreign	— -----------	— -----------	— -----------
	100% =======	100% =======	100% =======
a dash (—) designates less than 1% revenue concentration

Within the customer types, contracts with two intelligence community customers and one defense customer represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from all contracts with each significant customer.

	FY09	FY08	FY07
Intelligence community customer 1	33%	25%	26%
Intelligence community customer 2	43%	50%	47%
Largest defense customer	9% -----------	12% -----------	15% -----------
	85% =======	87% =======	88% =======

Revenues from the United States Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY09	FY08	FY07
Direct purchases	65%	65%	69%
Subcontracts	30% -----------	31% -----------	29% -----------
	95% =======	96% =======	98% =======

Note 3: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands).

	———— October 31, ————
	2009	2008
Raw materials	$767	$799
Work in process	7,070	6,911
Finished goods	541 ----------	431 ----------
	$8,378 ======	$8,141 ======

Inventory activities during fiscal year 2009 included a write-down of approximately $422,000 and disposals of obsolete products of approximately $304,000. Inventory activities during fiscal year 2008 included a write-down of approximately $1,329,000 and disposals of obsolete products of approximately $251,000.

Note 4: Business Combination

On September 1, 2009, we acquired all of the outstanding membership interests in Pyxis Engineering, LLC, a Maryland limited liability company (Pyxis). We believe the Pyxis acquisition will complement our existing software and network services business in the defense and intelligence communities. The acquisition allows us the opportunity to expand our software and network services business into the emerging cyber security market. The amount of goodwill recorded for the Pyxis acquisition at October 31, 2009 was approximately $13.2 million and reflected the value of the future engineering services revenue opportunities associated with the cyber security marketplace.

The preliminary purchase price as of October 31, 2009, was approximately $16.1 million, plus an estimated $0.5 million in transaction costs, totaling $16.6 million. Approximately $1.6 million that would otherwise be distributed to the sellers at the closing was deposited into an escrow account to provide a fund against which we may make claims for damages, if any, based on breaches of the representations made by Pyxis in the purchase agreement. Fifty percent of the escrow account will be released on the one year anniversary of the closing date and the remainder in 18 months from the closing date, net of any claims made by us against Pyxis or the sellers under the terms of the purchase agreement.

The sellers are also entitled to additional consideration (the Earn-Out) based upon the performance of the business acquired from Pyxis during the 12-month period ending October 31, 2010 (Earn-Out Period). If total revenue that we generate from the acquired Pyxis contracts plus new contracts in our cyber intelligence business, is in excess of $13.25 million during the Earn-Out Period, then we will pay the sellers all of such excess up to a maximum of $3.75 million for revenues of $17 million or more. Any payment of the Earn Out to sellers will result in an increase to goodwill. We funded the purchase price from our current investments. The results of operations of the acquisition are included in the accompanying statement of operations since the acquisition date.

We have funded the purchase price from our current investments. The results of operations of the acquisition are included in the accompanying statement of operations since the acquisition date.

The aggregate preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the intangible assets acquired totaled approximately $1.9 million and are based on estimates, assumptions, and other information compiled by management, including independent valuations that utilize established valuation techniques. Intangible assets related to the acquisition, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from one to seven years.

We allocated the aggregate preliminary purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands).

Cash and cash equivalents	$1,382
Accounts receivable and other current assets	4,047
Property and equipment	19
Accrued payroll and other current liabilities	(3,365)
Notes payable	(625) ---------
Net tangible assets assumed	1,458
Amortizable intangible assets:
Future contracts	880
Unfunded backlog	610
Funded backlog	300
Non-compete agreements	140 ---------
Total amortizable intangible assets	1,930

Goodwill	13,194
----------
Total purchase price	$16,582 ======

The purchase price allocation is subject to change if we obtain additional information concerning the fair value of certain assets and liabilities acquired from Pyxis.

The following unaudited pro forma financial information reflects the combined results of AST and Pyxis as if the acquisition of Pyxis had taken place as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations or financial condition of AST that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future results of operations or financial condition of AST.

	—— Twelve Months Ended ——
	October 31, 2009	October 31, 2008
Revenue	$215,312	$197,476
Net income	$14,058	$7,811

Basic net income per share	$1.09	$0.63
Diluted net income per share	$1.07	$0.62

The pro forma financial information presented above includes charges to operating expense for the amortization of the intangible assets and for retention bonus expense of approximately $699,000 and $584,000, respectively, for each fiscal year 2009 and 2008.

Note 5: Goodwill and Intangible Assets

The goodwill and identifiable intangible assets are related to our September 2009 acquisition of Pyxis Engineering, LLC and July 2005 acquisition of Dynamics Technology, Inc. (DTI).

Goodwill

Goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in fiscal year 2009.

Goodwill balance at October 31, 2008	$19,964
Acquisition of Pyxis	13,194 -----------
Goodwill balance at October 31, 2009	$33,158 =======

Intangible Assets

The tables below present information on our identifiable intangible assets that are subject to amortization (in thousands).

		——————— October 31, 2009 ———————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Future contracts	7 years	$880	$(21)	$859
Unfunded backlog	3 years	610	(34)	576
Funded backlog	1 year	300	(50)	250
Non-compete agreements	2 years	140	(12)	128
Existing technology	5 years	340	(295)	45
Patent	18 years	60 -----------	(14) -----------	46 -----------
Total		$2,330 =======	$(426) =======	$1,904 =======

		——————— October 31, 2008 ———————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 years	$1,720	$(1,720)	$—
Existing technology	5 years	340	(227)	113
Patent	18 years	60 -----------	(11) -----------	49 -----------
Total		$2,120 =======	$(1,958) =======	$162 =======

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $188,000, $454,000, and $644,000, during fiscal years 2009, 2008, and 2007, respectively.

As of October 31, 2009, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands).

Fiscal Years
2010	698
2011	391
2012	298
2013	129
2014	129
Thereafter	259 ---------- -
Total	$1,904 ======

Note 6: Borrowing Arrangements

Revolving Line of Credit

At October 31, 2009, we had a revolving line of credit (the Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million. The Line of Credit will expire on March 1, 2010.

At October 31, 2009, we had three standby letters of credit under the Line of Credit, totaling approximately $1,407,000. One letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at October 31, 2008, and 2007. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at October 31, 2008, and 2007. The third letter of credit, a requirement of one of our customers had a committed balance of $36,000. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (3.25% at October 31, 2009) and interest on those borrowings are payable monthly. As security for its indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo.

Term Loan and Interest Rate Swap

Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan).

The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) ( 0.24% at October 31, 2009). The Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2009, we were in compliance with these covenants.

The following table sets forth our scheduled debt maturities under the Term Loan (in thousands).

Year	Debt Maturities
2010	$1,429
2011	1,429
2012	1,071 -----------
Total	$3,929 =======

We are exposed to market risk from changes in interest rates on the Term Loan, and manage this exposure through the use of an interest rate swap agreement with Wells Fargo. By locking in a fixed rate for the entire term of the loan, this strategy decreases the variability of earnings and cash flows resulting from interest rate fluctuations and lowers the overall borrowing costs should interest rates rise. The interest rate swap is accounted for under the authoritative guidance for derivative instruments, and it is designated as a cash flow hedge. We do not anticipate losses on the agreement due to counterparty credit issues. Under this swap, we pay an interest rate of 4.33% over the seven-year term of the loan and receive an average floating rate of LIBOR on the notional amount of the loan. Thus, we exchanged a variable rate obligation for a fixed interest obligation, resulting in an effective interest rate of 6.08%.

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2009, the effective portion of the hedge was a deferred loss of approximately $188,000 on a gross basis. The deferred loss net of taxes was approximately $116,000 and was included in other comprehensive income and long-term liabilities on our balance sheet. For the years 2009, 2008, and 2007, we recognized losses related to the hedge of $210,000, $232,000, and $7,000, respectively, in other comprehensive income. During fiscal years 2009 and 2008, we recognized interest expense of approximately $168,000 and $58,000, respectively, reclassified from other comprehensive income. During fiscal year 2007, we recognized interest income of approximately $83,000, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $130,000 of the loss to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2009.

Note 7: Commitments

The following table sets forth our contractual obligations, excluding interest payments on our debt, as of October 31, 2009 (in thousands).

	——————————————— Payments due by period ———————————————
Fiscal Year	Total	2010	2011	2012	2013	Thereafter
Operating lease obligations	$32,261	$7,593	$7,513	$5,116	$3,892	$8,147
Purchase obligations	8,447	8,447	—	—		—
Loan obligations – principal	3,929 -----------	1,429 -----------	1,429 -----------	1,071 -----------	-----------	— -----------
Total	$44,637 ======	$17,469 ======	$8,942 ======	$6,187 ======	$3,892 ======	$8,147 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2010 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense under operating leases was approximately $7,479,000, $7,617,000, and $7,208,000 in fiscal years 2009, 2008, and 2007, respectively.

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

Note 8: Income Taxes

The provision for income taxes for the years ended October 31, 2009, 2008, and 2007 consists of the following (in thousands).

	———— Year Ended October 31, ————
	2009	2008	2007
Federal
Current	$5,687	$6,132	$4,589
Deferred	1,423 -----------	(1,579) -----------	(374) -----------
	7,110	4,553	4,215
State
Current	1,519	1,200	994
Deferred	(65) -----------	(222) -----------	(34) -----------
	1,454 -----------	978 -----------	960 -----------
Total	$8,564 ======	$5,531 ======	$5,175 ======

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows (in thousands).

	———— Year Ended October 31, ————
	2009	2008	2007
Computed expected tax provision	$8,083	$4,742	$4,196
State income tax, net of federal benefit	1,148	722	626
Stock-based compensation	93	840	778
Research and development credit	(619)	(580)	—
Tax-exempt interest	(221)	(394)	(463)
Tax asset adjustment	—	(332)	—
Meals and entertainment	135	259	213
Other items	(55) -----------	274 -----------	(175) -----------
Total	$8,564 ======	$5,531 ======	$5,175 ======
Effective tax rate	37.08%	40.82%	43.17%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands).

	——— October 31, ———
	2009	2008
Deferred tax assets:
Accrued expenses and reserves	$4,573	$5,310
Net operating loss carryforward	—	1,025
Stock-based compensation	2,008	1,908
Depreciation and amortization	2,803	2,438
Other items	531 -----------	655 -----------
Total deferred tax assets	9,915	11,336
Deferred tax liabilities:
Accrued expenses and reserves	(699)	(572)
DTI and Pyxis– intangibles	(57) -----------	(65) -----------
Total deferred tax liabilities	(756) -----------	(637) -----------
Total deferred tax assets/(liabilities)	$9,159 ======	$10,699 ======

Current deferred tax asset balances at October 31, 2009, and 2008 were approximately $4,965,000 and $6,290,000, respectively, and included in prepaids and other current assets in the accompanying balance sheets. Long-term deferred tax assets balances at October 31, 2009, and 2008 were approximately $4,196,000 and $4,410,000, respectively, and are included in long-term deferred tax assets in the accompanying balance sheets.

As of October 31, 2009, management has determined that our deferred tax assets are “more likely than not” to be realized in future periods and, therefore, we have not provided a valuation allowance on the deferred tax asset.

Based on the terms of the acquisition of Pyxis, we are able to amortize the acquired goodwill balance of $13,194,000 over the next fifteen years for federal tax purposes.

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

As of October 31, 2009, management has determined that our deferred tax assets are “more likely than not” to be realized in future periods and, therefore, we have not provided a valuation allowance on the deferred tax asset.

In general, our income tax returns are subject to examination by United States federal tax authorities for tax years 2005 onward and by various United States state tax authorities for tax years 2004 onward. The Internal Revenue Service audit for the year ended October 31, 2007, has been completed and did not result in any adjustment. The activity of our uncertain tax positions, including all federal and state jurisdictions is as follows (in thousands).

Balance at October 31, 2007	$—
Additions for tax positions related to the current year	1,450
Additions for tax positions from the prior years	—
Reductions for tax positions from prior years	—
Statute of limitations expirations	— -----------
Balance at October 31, 2008	$1,450 =======
Additions for tax positions related to the current year	64
Additions for tax positions from the prior years	4
Reductions for tax positions from prior years	(1,307)
Statute of limitations expirations	— -----------
Balance at October 31, 2009	$211 =======

During fiscal year 2009, we recorded gross unrecognized tax benefits of approximately $64,000, and reversed approximately $1,307,000 in unrecognized tax benefits. The reversal is primarily due the filing of an Application for Change in Accounting Method with the Internal Revenue Service (IRS) under the automatic-consent provisions related to our temporary differences and it created a reduction to income tax expense of approximately $245,000. If our balance as of October 31, 2009 is recognized, approximately $211,000 would impact our effective tax rate. Interest and penalties related to unrecognized tax benefits are included within the provision for income taxes in our statement of operations. We recognized approximately $6,000 of interest and penalties relating to unrecognized tax benefits as of October 31, 2009.

During fiscal year 2008, we recorded total gross unrecognized tax benefits of approximately $1,450,000, primarily due to uncertain tax positions related to our tax credits and tax treatment of certain temporary differences.

If our estimates of the federal and state income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of October 31, 2009, we do not expect any unrecognized tax benefits to be paid in the next twelve months.

Note 9: Retirement Plan

All employees who perform at least 1,000 hours of service per year are covered under our retirement plan (the Retirement Plan). The Retirement Plan is maintained by an outside administrator. Currently, company contributions to the Retirement Plan are based on qualified compensation up to a maximum of 6% of $235,000 per employee, per annum at the rate of $0.75 per $1.00 contributed by the employee. This is a change from the Retirement Plan through fiscal year 2008, which was calculated at the rate of 4% of qualified compensation up to a maximum of $230,000 per employee per annum. Contributions continue to be discretionary and we continue to accrue the accumulated contributions, which are payable biweekly, to the Retirement Plan. We have incurred approximately $4,435,000, $3,150,000, and $2,925,000 in expense under the Retirement Plan for fiscal years 2009, 2008, and 2007, respectively.

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

Note 11: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $117,000, $181,000, and $306,000 for fiscal years 2009, 2008, and 2007, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to 1) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises and 2) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheet as of October 31, 2009, or 2008.

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

On May 18, 2009, we filed a complaint for patent infringement in the United States District Court for the Northern District of California, Case Number 3:09-cv-2180-SBA, against Emerging Market Communications, Paradise Datacom LLC, and ViaSat, Inc.  On June 12, 2009, we filed an amended complaint adding EMC Satcom Technologies, Inc. as a defendant.  All of the defendants have been served with the complaint and have answered; each asserts standard patent case defenses.  On October 15, 2009, ViaSat, Inc. filed a counterclaim against us for infringement of four patents.  On November 9, 2009, we answered those counterclaims, denying infringement and alleging that the ViaSat patents are invalid.  The Court held a case management conference on November 19, 2009, and set a claim construction hearing for September 23, 2010.  No trial date has been set.  The Court referred the parties to a settlement conference with a Magistrate Judge in the Northern District of California.  That conference is to be preceded by informal discussions between the parties, and will take place on March 25 and 26, 2010.  If we are unable to come to a resolution of the patent infringement claims with the defendants, we expect to vigorously pursue our claims.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting by using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pyxis Engineering LLC (“Pyxis”), acquired on September 1, 2009, which is included in our fiscal year 2009 consolidated financial statements and which constituted $3.7 million and $1.9 million of total assets and net assets, respectively, as of October 31, 2009, and which represented $2.2 million and $0.4 million of revenues and net income, respectively, for the year then ended. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2009.

The effectiveness of our internal control over financial reporting as of October 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in “Part II, Item 8: Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10‑K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B: Other Information

None.

Part III

The information required by Part III is incorporated by reference from the information identified below contained in the Applied Signal Technology, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on March 17, 2010 (the Proxy Statement). The Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this annual report.

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

Part IV

Item 15: Exhibits and Consolidated Financial Statement Schedules

(a) (1) and (2) The following consolidated financial statements of Applied Signal Technology, Inc. are filed as part of this report under Item 8:

  Balance Sheets – October 31, 2009, and 2008
  Statements of Operations – Years ended October 31, 2009, 2008, and 2007
  Statement of Shareholders’ Equity – Years ended October 31, 2009, 2008, and 2007
  Statements of Cash Flows – Years ended October 31, 2009, 2008, and 2007
  Notes to Consolidated Financial Statements – October 31, 2009

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Listing of Exhibits – See Exhibit Index on page 76 of this report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology Inc. (Registrant)
Dated January 12, 2010	/s/ William B. Van Vleet III William B. Van Vleet III, Director, President and Chief Executive Officer

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

Signature	Date	Title
/s/ William B. Van Vleet III William B. Van Vleet III	January 12, 2010	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ James E. Doyle James E. Doyle	January 12, 2010	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Milton E. Cooper Milton E. Cooper	January 12, 2010	Director
/s/ John P. Devine John P. Devine	January 12, 2010	Chairman of the Board
/s/ David D. Elliman David D. Elliman	January 12, 2010	Director
/s/ Marie S. Minton Marie S. Minton	January 12, 2010	Director
/s/ Robert J. Richardson Robert J. Richardson	January 12, 2010	Director
/s/ Dr. John R. Treichler John R. Treichler	January 12, 2010	Director

Annual Report on Form 10-K Item 15(b) Exhibits Year Ended October 31, 2009 Applied Signal Technology Inc. 460 West California Avenue Sunnyvale, CA 94086

AST
Index to Exhibits

Exhibit Number	Description of Document
2.1(18)	Agreement of Merger of Mercury Acquisition Corporation, a California Corporation, and Dynamics Technology, Inc., a California Corporation, dated July 1, 2005
2.2(32)	Membership Interest Purchase Agreement dated September 1, 2009 by and among Applied Signal Technology, Inc., Pyxis Engineering LLC and Eric Bennett as the Initial Seller
2.3	First Amendment Membership Interest Purchase Agreement dated November 13, 2009 by and among Applied Signal Technology, Inc., Pyxis Engineering LLC and Eric Bennett as the Initial Seller
3.1(1)	Second Amended and Restated Articles of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnification Agreement for directors and officers*
10.3(5)	1991 Stock Option Plan and forms of agreements thereunder*
10.4(1)	1993 Employee Stock Purchase Plan
10.6(1)	Summary Plan Description of 401(k) Retirement Plan*
10.7(2)	Lease Agreement, dated August 21, 1985, with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8(3)	Lease Agreements, dated November 23, 1994, with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.10(4)	Amendments to Lease Agreements, dated November 23, 1994, with Lincoln Property Company Management Services, Inc.
10.11(8)	2000 Stock Option Plan and forms and agreements thereunder
10.16(7)	Amendments to Lease Agreements, dated July 30, 2001, with Sunnyvale Business Park
10.17(6)	2001 Stock Option Plan and forms of agreements thereunder*
10.18(7)	Amendments to Lease Agreements, dated September 20, 2000, with Eden Roc Partnership
10.19(7)	Amendments to Lease Agreements, dated April 19, 2001, with Sunnyvale Business Park
10.20(9)	2001 Stock Option Plan (as amended through January 20, 2003)*
10.21(9)	Line of Credit Agreement, dated January 27, 2003, with Wells Fargo Bank, National Association
10.22(9)	Security Agreement, dated January 27, 2003, with Wells Fargo Bank
10.25(11)	Annual Incentive Plan*
10.26(12)	Amendment to the Line of Credit Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.27(12)	Security Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.28(12)	Stock Incentive Plan*
10.29(13)	Second Amendment to Lease Agreement, dated May 18, 2004, with Eden Roc Partnership
10.30(13)	Executive Retention and Severance Plan*
10.31(14)	Revised Notice of Option Grant Form for the 2000 Stock Option Plan*
10.32(14)	Revised Notice of Option Grant Form for the 2001 Stock Option Plan*
10.33(14)	Revised Notice of Grant Form for the 2004 Stock Incentive Plan*
10.34(19)	Executed Interest Rate Master Agreement, dated June 2, 2005
10.46(19)	Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated May 16, 2003
10.47(19)	First Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated June 4, 2004
10.48(19)	Amendment to Executed Loan Agreement, dated June 8, 2005
10.49(19)	Fourth Amendment to Lease Between Eden Roc Partnership and Applied Signal Technology, Inc., dated May 3, 2005
10.50(15)	Second Amendment to Line of Credit Agreement, dated February 25, 2005, with Wells Fargo Bank, National Association
10.51(16)	Lease Agreement, dated January 31, 2003, with Tom M. Lacey Family Limited Partnership.
10.52(17)	Executed Loan Agreement, dated June 8, 2005
10.53(20)	Second Amendment to Deed of Lease, dated August 31, 2005, with RREEF America Reit II Corp
10.54(21)	Second Amendment to Line of Credit Agreement, dated March 1, 2006, with Wells Fargo Bank, National Association
10.55(22)	First Amendment to Lease Termination and Mutual Release Agreement with NBP, 131-133-141, LLC
10.56(22)	Second Amendment to Agreement of Lease with NBP306, LLC
10.57(24)	Lease agreement with Hamilton Associates, LLC, dated December 15, 2006
10.58(25)	Amendment to Line of Credit Agreement, dated March 1, 2007, with Wells Fargo Bank, National Association
10.59(25)	Amendment to 1993 Employee Stock Purchase Plan, dated May 31, 2007
10.60(26)	Second Amendment to Agreement of Lease with NBP306, LLC
10.61(26)	Amendment to Line of Credit Agreement, dated February 21, 2008, with Wells Fargo Bank, National Association
10.62(27)	Third Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Applied Signal Technology, Inc., dated July 25, 2008
10.63(28)	Severance Agreement and General Release of Claims between Applied Signal Technology, Inc. and Gary L. Yancey
10.64(29)	Amendment to 1993 Employee Stock Purchase Plan, dated August 20, 2008
10.65(29)	Amendment to Stock Incentive Plan, dated November 19, 2008*
10.66(29)	Amendment to Executive Retention and Severance Plan, dated November 19, 2008*
10.67(30)	Amendment to Line of Credit Agreement, dated February 20, 2009, with Wells Fargo Bank, National Association
10.68(30)	Sixth Amendment to Lease Agreement with KBF Properties, LLC, dated September 29, 2008
10.69(31)	Amendment to Applied Signal Technology, Inc. 1993 Employee Stock Purchase Plan, amended on March 18, 2009*
10.70	Lease agreement with Silver Oak Anaheim Hills, LLC dated July 31, 2009
14.1(11)	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3) Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Form 10-K for fiscal year 1994 dated January 27, 1995.

(4) Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Form 10-K for fiscal year 1996 dated January 29, 1997.

(5) Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Form 10-Q filed on June 16, 1997, for the quarter ended May 2, 1997.

(6) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders held on March 15, 2001, filed on February 5, 2001.

(7) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K/A No. 1 for fiscal year 2001 dated January 29, 2002.

(8) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2002 dated January 28, 2003.

(9) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2003 dated March 14, 2003.

(10) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2003 dated January 27, 2004.

(11) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2004 dated March 9, 2004.

(12) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the second quarter of fiscal year 2004 dated June 9, 2004.

(13) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the third quarter of fiscal year 2004 dated September 9, 2004.

(14) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2004 dated January 14, 2005.

(15) Incorporated by reference to Exhibit 10.31 filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2005 dated March 8, 2005.

(16) Incorporated by reference to Exhibit 10.32 filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2005 dated March 8, 2005.

(17) Incorporated by reference to Exhibit 10.33 filed with the Registrant’s Form 10-Q for the third quarter of fiscal year 2005 dated September 7, 2005.

(18) Incorporated by reference to Exhibit 10.35 filed with the Registrant’s Form 10-Q for the third quarter of fiscal year 2005 dated September 7, 2005.

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

(23) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2006 dated January 29, 2007

(24) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2007 dated March 9, 2007.

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

(28) Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Form 8-K dated May 23, 2008.

(29) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2008 dated January 12, 2009.

(30) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2009 dated March 9, 2009.

(31) Incorporated by reference to corresponding Exhibit filed as an Exhibit to our Current Report on Form 8-K filed on April 1, 2009.

(32) Incorporated by reference to corresponding Exhibit filed as an Exhibit to our Current Report on Form 8-K filed on September 4, 2009.