Form 10-Q
period 2010-01-29
APPLIED SIGNAL TECHNOLOGY INC
filed 2010-03-08
CIK 741696

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended January 29, 2010

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
The number of shares of the Registrant’s common stock outstanding as of January 29, 2010, was 13,304,653.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
(in thousands, except per-share data)

	———— Three Months Ended ————
	January 29, 2010	January 30, 2009
Revenues from contracts	$46,613	$43,687
Revenues from royalty agreements	1,467 ----------	1,697 ----------
Total revenues	48,080 =======	45,384 =======
Operating expenses:
Contract costs	34,000	31,531
Research and development	3,047	3,075
General and administrative	5,839 ----------	5,130 ----------
Total operating expenses	42,886	39,736

Operating income	5,194	5,648
Interest income, net	(3) ----------	112 ----------
Income before provision for income taxes	5,191	5,760
Provision for income taxes	2,052 ----------	2,245 ----------

Net income	$3,139 =======	$3,515 =======

Net income per common share:
Basic	$0.24	$0.27
Diluted	$0.23	$0.27

Number of shares used in calculating net income per common share:
Basic	13,068	12,754
Diluted	13,216	12,932

See accompanying notes

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	January 29, 2010 (unaudited)	October 31, 2009†
Current assets:
Cash and cash equivalents	$5,558	$4,102
Short-term investments	38,390 ----------	43,454 ----------
Total cash, cash equivalents, and short-term investments	43,948	47,556
Accounts receivable:
Billed	24,148	26,630
Unbilled	20,051 ----------	20,433 ----------
Total accounts receivable	44,199	47,063
Inventory	12,992	8,378
Prepaid and other current assets	11,274 ----------	10,517 ----------
Total current assets	112,413	113,514
Property and equipment, at cost:
Machinery and equipment	46,709	46,517
Furniture and fixtures	4,771	4,756
Leasehold improvements	19,811	18,480
Construction in process	154 ----------	647 ----------
	71,445	70,400
Accumulated depreciation and amortization	(56,456) ----------	(55,405) ----------
Property and equipment, net	14,989	14,995
Long-term investments	1,074	2,129
Goodwill	33,208	33,158
Intangible assets, net of accumulated amortization	1,712	1,904
Long-term deferred tax asset	4,241	4,196
Other assets	1,682 ----------	1,104 ----------
Total assets	$169,319 =======	$171,000 =======

Applied Signal Technology, Inc.
Balance Sheets (continued)
(in thousands, except share data)

Liabilities and Shareholders’ Equity	January 29, 2010 (unaudited)	October 31, 2009†
Current liabilities:
Accounts payable	$4,165	$6,807
Accrued payroll and related benefits	12,862	15,351
Note payable	1,429	1,429
Income taxes payable	1,636	444
Other accrued liabilities	2,381	2,298
Total current liabilities	22,473	26,329
Long-term note payable	2,143	2,500
Accrued rent	2,065	2,103
Other long-term liabilities	1,031	1,043
Shareholders’ equity:
Common stock and additional paid-in capital, no par value: 20,000,000 shares authorized; issued and outstanding shares: 13,304,653 at January 29, 2010, and 13,211,462 at October 31, 2009	77,606	76,492
Retained earnings	64,075	62,600
Accumulated other comprehensive income	(74) ----------	(67) ----------
Total shareholders’ equity	141,607 ----------	139,025 ----------
Total liabilities and shareholders’ equity	$169,319 =======	$171,000 =======

† The balance sheet at October 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

Applied Signal Technology, Inc.
Statements of Cash Flows (unaudited)
 (in thousands)

	Three Months Ended
	January 29, 2010	January 30, 2009
Operating Activities
Net income	$3,139	$3,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,799	1,500
Stock-based compensation	547	617
Excess tax benefits from stock-based payment arrangements	(55)	(35)
Changes in:
Accounts receivable	2,864	(2,041)
Inventory, prepaid expenses, and other assets	(7,087)	(1,947)
Accounts payable, taxes payable, and accrued liabilities	(3,463) ----------	(2,529) ----------
Net cash used in operating activities	(2,256)	(920)
Investing Activities
Cash received from Pyxis escrow account, net	693	—
Purchases of available-for-sale securities	(15,625)	(12,694)
Maturities of available-for-sale securities	21,460	18,350
Additions to property and equipment	(1,375) ----------	(1,041) ----------
Net cash provided by investing activities	5,153	4,615
Financing Activities
Issuances of common stock	663	1,683
Shares repurchased for tax withholding of vested restricted stock awards	(151)	(101)
Excess tax benefits from stock-based payment arrangements	55	35
Term loan	(357)	(358)
Dividends paid	(1,651) ----------	(1,603) ----------
Net cash used in financing activities	(1,441)	(344)
Net increase in cash and cash equivalents	1,456	3,351
Cash and cash equivalents at beginning of period	4,102 ----------	4,668 ----------
Cash and cash equivalents at end of period	$5,558 =======	$8,019 =======
Supplemental disclosures of cash flow information:
Interest paid	$57	$79
Income taxes paid	$825	$659

See accompanying notes

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
January 29, 2010

Note 1: Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Applied Signal Technology, Inc. (AST) provides advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. We provide systems, products and services in the areas of communications, signals intelligence (SIGINT), cyber intelligence and sensor signature processing. Our communication capabilities include the development and production of communication support products, bandwidth compression software and network management software. Our SIGINT competencies include communications intelligence (COMINT), and electronic intelligence (ELINT). Our sensor signature expertise includes processing information from electro-optic, sonar, radar, magnetic, and chemical sensors to detect changes in the environment. Our cyber intelligence capabilities include high-speed network monitoring, deep packet inspection, and high-end software engineering services. We develop and manufacture sophisticated sensors and digital signal processing equipment that use advanced software.

Substantially all of our revenues were from contracts with the United States Government or prime contractors for the United States Government.

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 29, 2010, are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. The balance sheet at October 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Principles of Consolidation

The financial statements include the accounts of AST and its wholly owned subsidiaries, Dynamics Technology, Inc. (DTI) and Pyxis Engineering, LLC (Pyxis), acquired on September 1, 2009. All significant intercompany transactions have been eliminated.

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

We have one licensing agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $1,467,000 and $1,697,000 to revenues and operating income during the first quarter of fiscal years 2010 and 2009, respectively.

The following table represents our revenue concentration during the respective periods by contract type.

	———— Three Months Ended ————
	January 29, 2010	January 30, 2009
Cost-reimbursement contracts	74%	62%
Time-and-materials contracts	12%	19%
Fixed-price contracts	11%	15%
Royalty contracts	3% ----------	4% ----------
	100% =======	100% =======

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	———— Three Months Ended ————
	January 29, 2010	January 30, 2009
Next Generation ASA	21%	—
Tiffany	11%	20%
Thunderdome	11%	—
ASA	—	16%
High Beam	—	14%
Stone Face II	5%	7%
Raider	— ----------	6% ----------
	48% =======	63% =======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: Tiffany, ASA, Next Generation ASA, and Stone Face II. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We typically aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations. However, Thunderdome is an individual DO within an IDIQ contract.

ASA and Next Generation ASA are time-and-materials contracts and Raider is a fixed-price contract. All of the other contracts referenced are cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Project management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs incurred at January 29, 2010, and October 31, 2009, were approximately $2,685,000 and $1,139,000, respectively. Approximately $432,000 of the October 31, 2009, balance was recognized as revenue during the three months ended January 29, 2010.

Indirect rate variance adjustments to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become estimable. At the beginning of fiscal year 2009, we implemented a new rate structure, which changed the application of certain general and administrative expenses to contracts that created a one-time increase to operating income of approximately $450,000 from fixed-price contracts.

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

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease the unfavorable indirect rate variance accumulated in inventory. Fee percentages on fixed-price and time-and-materials contracts will generally decline as a result of any increase to indirect costs. Fee percentages on active cost-reimbursable contracts will generally be unaffected as a result of any increase to indirect costs. Fee percentages on completed cost-reimbursable contracts will generally be reduced. If our rate variance is favorable, in general, the modification of our billing rates will generally decrease revenue and operating expenses, and decrease the favorable indirect rate variance accumulated in inventory. In this event, fee percentages on fixed-price and time-and-materials contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At January 29, 2010, the unfavorable rate variance was approximately $1,721,000, and at January 30, 2009, the unfavorable rate variance was approximately $887,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during the first three months of fiscal years 2010 and 2009.

Inventory valuation and disposal. Typical life cycles of our products are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell our products, which include raw materials. Historically, we have sold our inventory at or above cost, so there was typically no decrement in valuation. When we determine a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory, and record the associated reduction to inventory. Typically, any disposals of raw materials represent a minor amount. These disposals are included in general and administrative expenses on the statement of operations because we use raw materials in a variety of situations other than contract costs, including R&D. Disposals of other obsolete inventory and raw materials were not significant during the first three months of fiscal years 2010 and 2009.

If we determine that the estimated market value of certain inventory is below cost, we will write-down the inventory to the estimated market value. We did not write-down any inventory during the first three months of fiscal years 2010 and 2009. Subsequent sales of inventory that has been subject to a write-down has not been significant to date.

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

Please refer to “Notes to Consolidated Financial Statements, Note 7: Provision for Income Taxes” for further information.

Price Redetermination

As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first three months of fiscal years 2010 and 2009.

Cash, Cash Equivalents, and Investments

Cash and cash equivalents balances include cash held in banks to support daily cash needs and were approximately $5,558,000 on January 29, 2010, and approximately $4,102,000 on October 31, 2009. We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include money market funds and municipal securities.

Our remaining securities are classified as available for sale and are carried at fair value in short-term and long-term investments. At January 29, 2010, all of our short-term and long-term investments consist of municipal securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for the first three months of fiscal years 2010 and 2009.

The following tables summarize our cash equivalents, short-term securities, and long-term securities (in thousands).

	———————————— January 29, 2010 ————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	2,068	—	—	2,068
Municipal securities	1,000	—	—	1,000
Available-for-sale securities:
Short-term municipal	38,365	27	(2)	38,390
Long-term municipal	1,074 ----------	— ----------	— ----------	1,074 ----------
	$42,507 =======	$27 =======	$(2) =======	$42,532 =======

	———————————— October 31, 2009 ————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	2,028	—	—	2,028
Municipal securities	—	—	—	—
Available-for-sale securities:
Short-term municipal	43,403	51	—	43,454
Long-term municipal	2,131 ----------	— ----------	(2) ----------	2,129 ----------
	$47,562 =======	$51 =======	$(2) =======	$47,611 =======

The following table summarizes the effective maturities of our available-for-sale investments (in thousands).

	January 29, 2010	October 31, 2009
Due in one year or less	$38,390	$43,454
Due in one to two years	1,074 ----------	2,129 ----------
	$39,464 =======	$45,583 =======

Fair Value

The fair value accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a framework for measuring fair value. We adopted the requirements of the fair value standard as they relate to certain non-financial assets and liabilities on November 1, 2009. This adoption did not have a material impact on our results of operations, financial position, or cash flows. The standard on fair value measurement establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	———————— January 29, 2010 ————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents
Money market funds	$2,068	$—	$2,068
Municipal securities	—	1,000	1,000
Available-for-sale securities:
Short-term municipal	—	38,390	38,390
Long-term municipal	— ----------	1,074 ----------	1,074 ----------
Total assets	$2,068 =======	$40,464 =======	$42,532 =======
Liabilities
Interest rate swap	$— ----------	$99 ----------	$99 ----------
Total liabilities	$— =======	$99 =======	$99 =======

———————— October 31, 2009 ————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents
Money market funds	$2,028	$—	$2,028
Available-for-sale securities:
Short-term municipal	—	43,454	43,454
Long-term municipal	— ----------	2,129 ----------	2,129 ----------
Total assets	$2,028 =======	$45,583 =======	$47,611 =======
Liabilities
Interest rate swap	$— ----------	$116 ----------	$116 ----------
Total liabilities	$— =======	$116 =======	$116 =======

As of January 29, 2010, our investment portfolio did not include investments in assets valued using Level 3 inputs.

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

The inputs used to value the interest rate swap liability are based on observable market data such as the LIBOR swap rate (floating interest rate), a fixed rate (term loan interest rate), a discount factor, and a calculation of a present value of the interest paid/received based on the expected loan principal. Please refer to “ Notes to Consolidated Financial Statements, Note 5: Borrowing Arrangements” for further information.

Restricted Cash

We had restricted cash balances of approximately $655,000 and $663,000 at January 29, 2010, and at October 31, 2009, respectively. These balances primarily include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $152,000 was included in prepaids and other current assets at both January 29, 2010, and October 31, 2009. Approximately $503,000 and $511,000 was included in other assets at January 29, 2010, and at October 31, 2009, respectively.

Property and Equipment

Machinery and equipment, as well as furniture and fixtures, are depreciated using the straight-line method over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the assets or the remaining lease term. Construction in process includes costs incurred to build leasehold improvements and test equipment that have not yet been placed into service.

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

Management made estimates of fair value based upon assumptions believed to be reasonable. These estimates were based on historical experience and information obtained from the management of Pyxis and are inherently uncertain. Critical estimates in valuing certain of the intangible assets included, but were not limited to, future expected cash flows from funded backlog, unfunded backlog, future contracts, and non-compete agreements. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. Please refer to “Notes to Consolidated Financial Statements, Note 3: Business Combination” for further information.

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

There were no indicators of impairment as of January 29, 2010.

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

There were no indicators of impairment as of January 29, 2010.

Net Income Per-Share Data

In the first quarter of fiscal year 2010, we adopted new guidance issued by the staff of the Financial Accounting Standards Board (included in ASC Topic 260-10-45) on determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires us to include our unvested restricted stock awards, which have rights to receive dividends, as participating securities in the calculation of net income per share using the two-class method. We are required to apply this method retrospectively, and we have adjusted prior period calculations. For the first quarter of fiscal year 2009, the adoption of this guidance decreased our previously reported basic net income per share by $0.01 and had no impact on the diluted net income per share.

Under the two-class method, we allocate a portion of net income to the participating securities and exclude that income from the net income allocated to common stock. Basic net income per share is determined by dividing the net income allocated to common stock by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing the net income allocated to common stock by the weighted average number of common shares used in the basic calculation plus the number of common shares issuable for dilutive stock options under the treasury stock method. The result of this method is more dilutive than if we had used the treasury stock method to calculate the dilutive impact of the restricted stock.

The per-share data is as follows (in thousands, except per-share amounts):

	———— Three Months Ended ————
	January 29, 2010	January 30, 2009
Numerator:
Net Income	$3,139	$3,515
Less income allocated to participating securities (restricted stock awards)	(47) ----------	(49) ----------
Net income allocated to common stock	$3,092 =======	$3,466 =======
Denominator:
Shares used to compute net income per common share – basic	13,068	12,754
Effect of dilutive stock options	148 ----------	178 ----------
Shares used to compute net income per common share – diluted	13,216 =======	12,932 =======

Net income per common share – basic	$0.24	$0.27
Net income per common share – diluted	$0.23	$0.27

We excluded approximately 408,000 and 766,000 potential common shares for the first quarter of fiscal years 2010 and 2009, respectively, from the diluted net income per common share computation, as their effect would be anti-dilutive.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	———— Three Months Ended ————
	January 29, 2010	January 30, 2009
Net income	$3,139	$3,515
Unrealized gain (loss) on securities	(24)	119
Unrealized gain (loss) on derivative	17 ----------	(72) ----------
Comprehensive income	$3,132 =======	$3,562 =======

The balance of accumulated comprehensive income on securities as of January 29, 2010, and October 31, 2009, was approximately $25,000 and $49,000, respectively. The derivative-related accumulated comprehensive loss balance was approximately $99,000 and $116,000 as of January 29, 2010, and October 31, 2009, respectively.

Dividends

We have paid dividends at the rate of $0.50 per share per annum, payable quarterly. Continued payment of the dividend is subject to approval by the Board of Directors and is reviewed quarterly. We paid dividends on November 13, 2009, and February 12, 2010, to shareholders of record at October 31, 2009, and January 29, 2010.

We paid dividends of approximately $1,651,000 during the first quarter of fiscal year 2010 and approximately $1,603,000 in the first quarter of fiscal year 2009.

At January 29, 2010, and October 31, 2009, accrued dividends of approximately $1,663,000 and $1,651,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have stock-based compensation programs that enable our Board of Directors to award employee equity incentives. These programs include restricted stock awards and incentive and non-statutory stock options granted under various plans. Restrictions on our restricted stock awards typically lapse in four equal annual installments, on each anniversary of the grant date, conditioned on continued employment. The restrictions on restricted stock granted to our non-employee directors typically lapse in three equal annual installments. Stock options granted in 2006 and prior years are generally time based, typically vesting 20% on each anniversary of the grant date over five years, and expiring eight or ten years from the grant date, conditioned on continued employment.

Additionally, we have an Employee Stock Purchase Plan (ESPP). For offering periods beginning prior to December 1, 2008, the ESPP allowed employees to purchase shares of common stock at 85% of the closing stock price at the lower of either the date of enrollment or the date of purchase. For offering periods subsequent to December 1, 2008, the purchase price is 95% of the closing stock price on the date of purchase, and therefore, is non-compensatory under the authoritative guidance for stock-based compensation. The remaining expense related to the final compensatory award under the ESPP was recognized in the first quarter of fiscal year 2009.

As of January 29, 2010, 1,254,000 shares were reserved for future issuance under the equity incentive and ESPP plans.

We recognize stock compensation expense on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

The following table sets forth the total stock-based compensation expense resulting from the grant of stock options, restricted stock awards, and purchases under the ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	———— Three Months Ended ————
	January 29, 2010	January 30, 2009
Contract costs	$318	$403
Research and development	12	21
General and administrative	217 ----------	193 ----------
Stock-based compensation expense before income taxes	$547	$617
Income taxes	192 ----------	179 ----------
Stock-based compensation expense after income taxes	$355 =======	$438 =======

Stock-based compensation expense recognized in the consolidated statement of operations reflects estimated forfeitures that are based on historical option forfeitures.

The net cash proceeds associated with our ESPP were $635,000 and $1,473,000 for the three-month periods ended January 29, 2010, and January 30, 2009, respectively.

Stock option activity for the three months ended January 29, 2010, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2009	947,147	$19.57
Grants	—
Exercised	(3,150)	$9.29
Forfeitures or expirations	(6,500) ----------	$17.98 ----------
Outstanding at January 29, 2010	937,497	$19.62
Exercisable at January 29, 2010	842,737	$19.77

Net cash proceeds from the exercise of stock options were approximately $29,000 and $211,000 for the three-month periods ended January 29, 2010, and January 30, 2009, respectively. Unrecognized compensation cost associated with unvested stock options as of January 29, 2010, is approximately $420,000, and is expected to be recognized over a weighted average period of approximately one year.

The following table summarizes our restricted stock grant activity for the three months ended January 29, 2010.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2009	181,733	$17.69
Grants	66,000	$19.77
Vested	(24,624)	$14.90
Forfeitures	(2,397) ----------	$20.72 ----------
Nonvested at January 29, 2010	220,712	$18.64

The fair value of our restricted stock is based on our closing stock price on the date of grant. Our unrecognized compensation cost related to nonvested (restricted) stock is $3,319,000, and is expected to be recognized over a weighted average period of 2.69 years.

We realized a net income tax benefit of approximately $54,000 from stock options exercised or forfeited and restricted stock vested during the first three months of fiscal year 2010. For the same period of fiscal year 2009, we experienced a net income tax deficiency of $19,000. As required, we present excess tax benefits from the exercise of stock options and the vesting of restricted stock, if any, as financing cash flows rather than operating cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued a revised standard, Business Combinations (ASC Topic 805). The revised standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB amended the standard to clarify the accounting for assets and liabilities arising from contingencies in business combinations. The standard, as amended, applies to business combinations occurring in our fiscal year that began on November 1, 2009. The effects on future periods will depend on the nature and significance of business combinations subject to the new rules.

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

Note 2: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	January 29, 2010	October 31, 2009
Raw materials	$760	$767
Work in process	11,315	7,070
Finished goods	917 ----------	541 ----------
	$12,992	$8,378

At January 29, 2010, the unfavorable indirect rate variance included in work in process was approximately $1,721,000.

Disposal activities were not significant during the first three months of fiscal years 2010 and 2009.

Note 3: Business Combination

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

Cash and cash equivalents	$1,382
Accounts receivable and other current assets	4,047
Property and equipment	19
Accrued payroll and other current liabilities	(3,365)
Notes payable	(625) ----------
Net tangible assets assumed	1,458
Amortizable intangible assets:
Future contracts	880
Unfunded backlog	610
Funded backlog	300
Non-compete agreements	140 ----------
Total amortizable intangible assets	1,930

Goodwill	13,244 ----------

Total purchase price	$16,632 =======

During the first quarter of fiscal year 2010, we increased the amount of the purchase price allocated to goodwill by approximately $50,000 due to an increase in transaction costs. The purchase price allocation is subject to change if we obtain additional information concerning the fair value of certain assets and liabilities acquired from Pyxis.

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

Note 4: Goodwill and Intangible Assets

The goodwill and identifiable intangible assets are related to our September 2009 acquisition of Pyxis Engineering, LLC (Pyxis) and July 2005 acquisition of Dynamics Technology, Inc. (DTI).

Goodwill. Goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first three months of fiscal year 2010.

The activity of our goodwill balance during the first quarter of fiscal year 2010 is as follows.

Goodwill balance at October 31, 2009	$33,158
Additional transaction costs (Pyxis acquisition)	50 ----------
Goodwill balance at January 29, 2010	$33,208 =======

Intangible assets. The tables below present information on our identifiable intangible assets that are subject to amortization (in thousands).

		————————— January 29, 2010 —————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Future contracts	7 years	$880	$(52)	$828
Unfunded backlog	3 years	610	(85)	525
Funded backlog	1 year	300	(125)	175
Non-compete agreements	2 years	140	(29)	111
Existing technology	5 years	340	(312)	28
Patent	18 years	60 ----------	(15) ----------	45 ----------
Total		$2,330 =======	($618) =======	$1,712 =======

		————————— October 31, 2009 —————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Future contracts	7 years	$880	$(21)	$859
Unfunded backlog	3 years	610	(34)	576
Funded backlog	1 year	300	(50)	250
Non-compete agreements	2 years	140	(12)	128
Existing technology	5 years	340	(295)	45
Patent	18 years	60 ----------	(14) ----------	46 ----------
Total		$2,330 =======	$(426) =======	$1,904 =======

All of our acquired identifiable intangible assets are subject to amortization and have approximately original estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $192,000 and $18,000 for the first quarter of fiscal years 2010 and 2009, respectively.

As of January 29, 2010, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years
Remainder of 2010	506
2011	391
2012	298
2013	129
2014	129
Thereafter	259 --------
Total	$1,712

 Note 5: Borrowing Arrangements

Revolving line of credit. At January 29, 2010, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo), could advance funds to us, up to a maximum principal amount of $3 million.

At January 29, 2010, we had three standby letters of credit under the Line of Credit, totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at January 29, 2010. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at January 29, 2010. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000 at January 29, 2010. No fees or interest were associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate ( 3.25% at January 29, 2010), and interest on those borrowings is payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo. This line of credit expired in March 2010.

We entered into a new line of credit in February 2010 and increased the maximum principal amount to $35 million. For our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our inventory, equipment, and accounts receivable. No fees or interest are associated with the unused portion of this line of credit. For borrowings under the new Line of Credit we will have the option to bear interest at either Wells Fargo’s reference rate or at a fixed rate per annum equal to 2.5% above the London Inter-Bank Offered Rate (LIBOR).

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan).

The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (0.23% at January 29, 2010). Our Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of January 29, 2010, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects earnings. At January 29, 2010, the effective portion of the cash flow hedge was a deferred loss of approximately $163,000 on a gross basis. The deferred loss net of taxes was approximately $99,000 and was included in other comprehensive income and long-term liabilities on our balance sheet. During the first three months of fiscal years 2010 and 2009, we recognized losses related to the hedge of approximately $13,000 and of $144,000 in other comprehensive income. During the first three months of fiscal years 2010 and 2009, we recognized interest expense of approximately $38,000 and $36,000, respectively, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $116,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of January 29, 2010.

Note 6: Segment Reporting

We have reviewed our business operations and determined that we operate in a single homogeneous business segment. We sell similar products and services with similar economic characteristics to similar classes of customers, primarily to the United States Government, its agencies, or prime contractors for the United States Government. We have integrated the companies that we have acquired into our existing operating and financial reporting structure. Our CEO, who is the chief decision maker of our operations, reviews aggregate financial information for the Company as a whole. As the technologies and the operations of our divisions are highly integrated, he makes resource allocation decisions based on this aggregate financial information.

Note 7: Provision for Income Taxes

Our provision for income taxes for the first three months of fiscal year 2010 was approximately $2,052,000, with an estimated annual effective tax rate of 39.5%. Our provision for income taxes for the first three months of fiscal year 2009 was approximately $2,245,000, with an estimated annual effective tax rate of 39.0%.

In general, our income tax returns are subject to examination by United States federal tax authorities for tax years 2005 onward and by various United States state tax authorities for tax years 2004 onward.

The balance of our liability associated with gross unrecognized tax benefits was approximately $211,000 at January 29, 2010 and October 31, 2009. Accrued interest associated with the gross unrecognized tax benefits was approximately $10,000 and $6,000 at January 29, 2010 and October 31, 2009, respectively.

Note 8: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs in the first quarter of fiscal years 2010 and 2009 were approximately $95,000 and $14,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of January 29, 2010, or October 31, 2009.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached condensed financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended October 31, 2009.

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

Description of Business

Applied Signal Technology, Inc. (AST) is a leading provider of advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. We provide systems, products and services in the areas of communications, signals intelligence (SIGINT), cyber intelligence and sensor signature processing. Our communication capabilities include the development and production of communication support products, bandwidth compression software and network management software. Our SIGINT competencies include communications intelligence (COMINT), and electronic intelligence (ELINT). Our cyber intelligence capabilities include high-speed network monitoring, deep packet inspection, and high-end software engineering services. Our sensor signature expertise includes processing information from electro-optic, sonar, radar, magnetic, and chemical sensors to detect changes in the environment.

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

Project management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending January 29, 2010, and October 31, 2009, were approximately $2,685,000 and $1,139,000, respectively. Approximately $432,000 of the October 31, 2009, balance was recognized as revenue during the three months ended January 29, 2010.

We have one royalty licensing agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $1,467,000 and $1,697,000 to revenues and operating income during the first quarter of fiscal years 2010 and 2009, respectively.

Indirect rate variance adjustment to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become estimable. We believe that this estimate is the preferred practice used within our industry. At year-end, we adjust the revenues and costs for actual indirect rates. At the beginning of fiscal year 2009, we implemented a new rate structure, which changed the application of certain general and administrative expenses to contracts which created a one-time increase to operating income of approximately $450,000 from fixed-price contracts.

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

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease the unfavorable indirect rate variance accumulated in inventory. Fee percentages on fixed-price and time-and-materials contracts will generally decline as a result of any increase to indirect costs. Fee percentages on active cost-reimbursable contracts will generally be unaffected as a result of any increase to indirect costs. Fee percentages on completed cost-reimbursable contracts will generally be reduced. If our rate variance is favorable, in general, the modification of our billing rates will decrease revenue and operating expenses, and decrease the favorable indirect rate variance accumulated in inventory. In this event, fee percentages on fixed-price and time-and-materials contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At January 29, 2010, the unfavorable rate variance was approximately $1,721,000 and at January 30, 2009, the unfavorable rate variance was approximately $887,000.

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the United States Government. Typical life cycles of our products are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our products, which includes raw materials. Historically, we have sold our inventory at or above cost, so there was typically no decrement in valuation. When we determine a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory, and record the associated reduction to inventory. Typically, any disposals of raw materials represent a minor amount. These disposals are included in general and administrative expenses on the statement of operations because we use raw materials in a variety of situations other than contract costs, including R&D. Disposals of other obsolete inventory and raw materials were not significant during the first three months of fiscal years 2010 and 2009.

If we determine that the estimated market value of certain inventory is below cost, we will write-down the inventory to the estimated market value. We did not write-down any inventory during the first three months of fiscal years 2010 and 2009. Subsequent sales of inventory that has been subject to a write-down has not been significant to date.

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

Please refer to “Notes to Consolidated Financial Statements, Note 7: Provision for Income Taxes” for further information.

Price redetermination. As a government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first three months of fiscal years 2010 and 2009, we did not incur any price redeterminations on any of our contracts.

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

There were no indicators of impairment as of January 29, 2010.

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

There were no indicators of impairment as of January 29, 2010.

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

We have an Employee Stock Purchase Plan (ESPP). For offering periods subsequent to December 1, 2008, the purchase price for participants is 95% of the closing stock price on the date of purchase, and therefore, the ESPP is non-compensatory. For offering periods beginning prior to December 1, 2008, the ESPP allowed employees to purchase shares of common stock at 85% of the closing stock price at the lower of either the date of enrollment or the date of purchase. The remaining expense related to the final compensatory award under the ESPP was recognized in the first quarter of fiscal year 2009.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock, and ESPP activity included in our condensed consolidated statements of operations (in thousands, except share data).
	———— Three Months Ended ————
	January 29, 2010	January 30, 2009
Contract costs	$318	$403
Research and development	12	21
General and administrative	217 ----------	193 ----------
Stock-based compensation expense before income taxes	$547	$617
Income taxes	192 ----------	179 ----------
Stock-based compensation expense after income taxes	$355	$438

Please refer to “Notes to Condensed Consolidated Financial Statements, Note 1: Summary of Significant Accounting Policies, Stock-Based Compensation” for additional information.

Fair value measurements. The fair value accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a framework for measuring fair value. We adopted the requirements of the fair value standard as they relate to certain non-financial assets and liabilities on November 1, 2009. This adoption did not have a material impact on our results of operations, financial position, or cash flows.

The standard on fair value measurement establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	—————————— January 29, 2010 ——————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents
Money market funds	$2,068	$—	$2,068
Municipal securities	—	1,000	1,000
Available-for-sale securities:
Short-term municipal	—	38,390	38,390
Long-term municipal	— ----------	1,074 ----------	1,074 ----------
Total assets	$2,068	$40,464	$42,532
Liabilities
Interest rate swap	$— ----------	$99 ----------	$99 ----------
Total liabilities	$— =======	$99 =======	$99 =======

	—————————— October 31, 2009 ——————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents
Money market funds	$2,028	$—	$2,028
Available-for-sale securities:
Short-term municipal	—	43,454	43,454
Long-term municipal	— ----------	2,129 ----------	2,129 ----------
Total assets	$2,028	$45,583	$47,611
Liabilities
Interest rate swap	$— ----------	$116 ----------	$116 ----------
Total liabilities	$— =======	$116 =======	$116 =======

As of January 29, 2010, our investment portfolio did not include investments in assets using Level 3 inputs, and we do not intend to purchase such investments in future periods.

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

The inputs used to value the interest rate swap liability are based on observable market data such as the London Inter-Bank Offered Rate (LIBOR) swap rate (floating interest rate), a fixed rate (term loan interest rate), a discount factor, and a calculation of a present value of the interest paid/received based on the expected loan principal. Please refer to “ Notes to Consolidated Financial Statements, Note 5: Borrowing Arrangements” for further information.

Overview

We believe funding of the United States defense budget is slowing relative to the prior five-year period as a result of anticipated decreases in supplemental budgets and pressures from other government spending priorities. Despite these potential declines in overall defense spending, we believe that interest in intelligence, surveillance, and reconnaissance (ISR) by the United States Government will remain strong to respond to the continuing threat of terrorist activities and irregular warfare campaigns.

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

We have a firm foundation in broadband communications and anticipate continued strong activity in this core market. Over the next several years, we anticipate growth opportunities in tactical SIGINT and cyber intelligence as the Government recapitalizes its existing equipment with new technology and develops an integrated response to emerging cyber security threats. We continue to focus our operations on delivering strong program performance, meeting staffing requirements, maintaining a competitive cost structure, and expanding our marketplace. Our customers continue to come to us with new requirements for ISR solutions, weighted heavily toward new development efforts. A significant portion of our revenue continues to be generated by cost-reimbursable contracts that tend to be developmental in nature, and require highly specialized, technical skill sets. We believe that this trend will continue through the remainder of fiscal year 2010.

We implemented a new multi-rate structure in fiscal year 2009 that we believe should have several positive effects on our business. This rate structure has reduced the cost of our product offerings. We believe this allows us to compete for product sales in highly competitive markets where price is a significant factor. We believe that this new structure could also allow us to compete more effectively on system integration efforts and to be competitive in our professional services efforts.

Our diluted earnings per share for the first quarter of fiscal year 2010 was $0.23, compared to $0.27 for the same quarter of fiscal year 2009. During the first quarter of fiscal year 2009, the change in the method of allocating indirect expenses to fixed-price contracts increased operating income by approximately $450,000. In addition, the decline in royalties of approximately $230,000, an increase in retention bonus expense of approximately $150,000 and an increase in amortization of intangible assets of approximately $175,000 also contributed to the decline in earnings per share. The events that occurred during the first quarters of fiscal years 2010 and 2009 created a combined decrease to diluted earnings per share of $0.05.

Three Months Ended January 29, 2010, Compared to Three Months Ended January 30, 2009

Revenues and backlog. Revenues for the first quarter of fiscal year 2010 were approximately $48,080,000, a 5.9% increase from revenues of approximately $45,384,000 recorded in the first quarter of fiscal year 2009. Revenues generated by our development programs increased by approximately $5,517,000 during the first quarter of fiscal year 2010, compared to the same period in fiscal year 2009. The increase was due to the strength in our broadband and cyber security areas. The increase in our development programs was offset by a decrease in product sales by approximately $2,591,000 during the first quarter of fiscal year 2010, compared to the same period of fiscal year 2009. The decrease was primarily attributed to a decline in sales of our Model 680 Raider product.

We have one royalty licensing agreement for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with this agreement, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $1,467,000 and $1,697,000 to revenues and operating income during the first quarter of fiscal year 2010 and 2009, respectively.

New orders received during the first quarter of fiscal year 2010 were approximately $30,022,000, a decline of approximately 9.4% from approximately $33,121,000 in new orders received during the same period of fiscal year 2009. New orders decreased primarily due to a decline in orders for our Model 680 Raider product.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At January 29, 2010, ending backlog was approximately $121,225,000, representing a 12.9% decrease from the ending backlog of approximately $139,108,000 at October 31, 2009. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. During fiscal year 2008, we received a termination for the convenience of the Government related to several delivery orders under the Stone Face II IDIQ contract. We reduced backlog by approximately $3.7 million during fiscal year 2009 and recorded an additional reduction $0.5 million reduction during the first three months of fiscal year 2010 as a result of the negotiation of a portion of these terminated efforts. We anticipate the remaining balance of approximately $0.5 million will be negotiated in future periods.

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

The following table represents our revenue concentration during the respective periods by contract type.

	———— Three Months Ended ————
	January 29, 2010	January 30, 2009
Cost-reimbursement contracts	74%	62%
Time-and-materials contracts	12%	19%
Fixed-price contracts	11%	15%
Royalty contracts	3% ----------	4% ----------
	100% =======	100% =======

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	———— Three Months Ended ————
	January 29, 2010	January 30, 2009
Next Generation ASA	21%	—
Tiffany	11%	20%
Thunderdome	11%	—
ASA	—	16%
High Beam	—	14%
Stone Face II	5%	7%
Raider	— ----------	6% ----------
	48% =======	63% =======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: Tiffany, ASA, Next Generation ASA, and Stone Face II. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. Typically, we aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations. However, Thunderdome is an individual DO within an IDIQ contract.

Next Generation ASA and ASA are time-and-materials contracts and Raider is a fixed-price. All of the other contracts referenced were cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and overhead costs. Contract costs were approximately $34,000,000, or 70.7 % of revenues, for the first quarter of fiscal year 2010 compared to approximately $31,531,000, or 69.5% of revenues, for the same period of fiscal year 2009. Contract costs increased in absolute dollars and as a percentage of revenues during the first quarter of fiscal year 2010, compared to the same periods of fiscal year 2009 primarily due to increase in activity associated with development contracts.

Research and development (R&D). Company-directed investment in research and development expenses for the first quarter of fiscal year 2010 were approximately $3,047,000, or 6.3 % of revenues, and were consistent with R&D expenses of approximately $3,075,000, or 6.8% of revenues, for the same period of fiscal year 2009.

General and administrative (G&A). General and administrative expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record G&A expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. G&A expenses were approximately $5,839,000, or 12.1 % of revenues, for the first quarter of fiscal year 2010, compared to approximately $5,130,000, or 11.3% of revenues, for the same period of fiscal year 2009. G&A expenses increased in absolute dollars during the first three months of fiscal year 2010 primarily due to the overall increase in contract activities. G&A expenses increased as a percentage of revenue during the first three months of fiscal year 2010 primarily due to expenses related to the acquisition of Pyxis, including the amortization expense of intangible assets acquired of $175,000 and retention bonus expense of $150,000.

Interest income and other, net. Net interest income for the first quarter of fiscal year 2010 was approximately $89,000, compared to net interest income of approximately $230,000 for the first quarter of fiscal year 2009. The decrease is primarily due to lower average balances and yields in our investment portfolio.

Interest expense. Interest expense for the first quarter of fiscal year 2010 was approximately $92,000, compared to approximately $118,000 of interest expense in the first quarter of fiscal year 2009. Interest expense decreased during the first quarter of fiscal year 2010 primarily due to the reduction of the balance of our Term Loan with Wells Fargo through scheduled principal payments.

Provision for income taxes. Our provision for income taxes for the first three months of fiscal year 2010 was approximately $2,052,000, representing an estimated 39.5% annual effective tax rate. Our provision for income taxes for the first quarter of fiscal year 2009 was approximately $2,245,000, with a 39.0% effective tax rate. The difference in our estimated annual effective tax rate at January 29, 2010, from our effective tax rate at January 30, 2009, was primarily due to a reduction in projected credits for research and development and tax-exempt interest.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first three months of fiscal year 2010 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP. We have reduced option grants in favor of restricted stock awards and have modified our ESPP. As a result of the modification to our ESPP, participation has significantly declined. Cash received from the issuance of common stock under our ESPP may continue to decline in 2010.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities used cash of approximately $2,256,000 and used cash of approximately $920,000 during the first three months of fiscal years 2010 and 2009, respectively.

Net income for the first three months of fiscal year 2010 was approximately $3,139,000 compared to net income of approximately $3,515,000 for the comparable period of fiscal year 2009.

Accounts receivable balances decreased during the first three months of fiscal year 2010 by approximately $2,864,000 and increased by approximately $2,041,000 during the same period in fiscal year 2009. During the first three months of fiscal year 2010, we generated revenues of approximately $48,080,000 and collected approximately $51,047,000. During the first three months of fiscal year 2009, we generated revenues of approximately $45,384,000 and collected approximately $43,300,000.

Inventory, prepaid expenses, and other assets increased by approximately $7,087,000 and $1,947,000 during the first three months of fiscal years 2010 and 2009, respectively. The difference between the first quarter of fiscal year 2010 and the first quarter of fiscal year 2009 was due to inventory and precontract cost activities. During the first three months of fiscal year 2010, inventory balances increased by approximately $4,614,000, due to an increase to our work-in-process inventory of approximately $2,900,000 and an increase to our indirect rate variance of approximately $1,721,000. In addition, precontract costs increased other current assets by approximately $1,546,000 during the first three months of fiscal year 2010.

During the first three months of fiscal year 2009, inventory balances increased by approximately $739,000 primarily due to our indirect rate variance of approximately $887,000. In addition, precontract costs increased other current assets by approximately $1,104,000 during the first three months of fiscal year 2009 primarily due the timing of final negotiations on certain contracts.

Accounts payable, taxes payable, accrued payroll liabilities, and other accrued liabilities balances decreased by approximately $3,463,000 and $2,529,000 during the first three months of fiscal years 2010 and 2009, respectively. Accounts payable declined by approximately $2,292,000 due to normal timing of vendor payments. Accrued payroll liabilities decreased during the first three months of fiscal year 2010 by approximately $2,489,000 due to bonus payments of approximately $4,397,000 accrued at the end of fiscal year 2009 and payments of approximately $1,077,000 for the bonus liability acquired from Pyxis. These payments were partially offset by an increase to accrued salaries and related payroll taxes of approximately $2,136,000 due to the timing of our bi-weekly payroll. Income taxes payable increased by approximately $1,192,000 due to an increase in operating income.

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

Net cash from investing activities. Net cash provided by investing activities during the first three months of fiscal year 2010 was approximately $5,153,000. Net cash provided by investing activities during the same period of fiscal year 2009 was approximately $4,615,000.

During the first three months of fiscal year 2010, we purchased approximately $15,625,000 of investment securities and approximately $21,460,000 matured. During the same period of fiscal year 2009, we purchased approximately $12,694,000 of investment securities and approximately $18,350,000 matured.

Net cash from financing activities. Net cash used in financing activities during the first three months of fiscal years 2010 and 2009 was approximately $1,441,000 and approximately $344,000, respectively. The sources of cash from financing activities were from the purchase of common stock under our ESPP and the cash received from stock option exercises. During the first three months of fiscal year 2010, cash from purchases under our ESPP declined by approximately $838,000 as compared to fiscal year 2009 due to less participation in our ESPP.

Our sources of cash are primarily from operating activities, employee stock activities, and investing activities. At January 29, 2010, we held in our investment portfolio approximately $39,464,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with AA/AAA/SP-1 (Standard & Poor’s), Aa/Aaa/MIG-1 (Moody’s), and AA/AAA/F-1 (Fitch) rated issuers.

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

Borrowing Arrangements

Revolving line of credit. At January 29, 2010, we had a revolving line of credit (Line of Credit) under which Wells Fargo Bank (Wells Fargo) could advance funds to us, up to a maximum principal amount of $3 million.

At January 29, 2010, we had three standby letters of credit under the Line of Credit totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at January 29, 2010. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at January 29 2010. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000. We do not pay interest on the amount associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for borrowing was approximately $1,593,000. No fees or interest was associated with this unused portion. Borrowings under the Line of Credit bear interest at Wells Fargo’s reference rate (3.25% at January 29, 2010), and interest on those borrowings are payable monthly. As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our cash and marketable securities maintained with an affiliate of Wells Fargo. This line of credit expired in March 2010.

We entered into a new line of credit in February 2010 and increased the maximum principal amount to $35 million. For our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our inventory, equipment, and accounts receivable. No fees or interest are associated with the unused portion of this line of credit. For borrowings under the new Line of Credit we will have the option to bear interest at either Wells Fargo’s reference rate or at a fixed rate per annum equal to 2.5% above the London Inter-Bank Offered Rate (LIBOR).

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of Dynamics Technology, Inc. (DTI), we entered into a term loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (0.23% at January 29, 2010). Our Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

We are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of January 29, 2010, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At January 29, 2010, the effective portion of the cash flow hedge was a deferred net loss of approximately $163,000, on a gross basis. The deferred loss net of taxes was approximately $99,000 and was included in other comprehensive income and long-term liabilities on our balance sheet. During the first three months of fiscal years 2010 and 2009, we recognized losses related to the hedge of approximately $13,000 and of $144,000 in other comprehensive income. During the first three months of fiscal years 2010 and 2009, we recognized interest expense of approximately $38,000 and $36,000, respectively, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $116,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced. We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of January 29, 2010.

Contractual Obligations

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

For information on our contractual obligations, please refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC.

Recent Accounting Pronouncements

In December 2007, the FASB issued a revised standard, Business Combinations, (ASC Topic 805). The revised standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB amended the standard to clarify the accounting for assets and liabilities arising from contingencies in business combinations. The standard, as amended, applies to business combinations occurring in our fiscal year that began on November 1, 2009. The effects on future periods will depend on the nature and significance of business combinations subject to the new rules.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At January 29, 2010, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with AA/AAA/SP-1 (Standard & Poor’s), Aa/Aaa/MIG-1 (Moody’s), and AA/AAA/F-1 (Fitch) rated issuers. Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 101 days as of January 29, 2010. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk associated with the current credit environment.

As of January 29, 2010, our total cash and investments balance that was sensitive to interest rate risk was approximately $ 42,532,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $116,000.

The following table summarizes our cash equivalents, and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	January 29, 2010	October 31, 2009
Cash equivalents:
Money market funds	$2,068	$2,028
Municipal securities	1,000	—
Available-for-sale securities:
Short-term municipal	38,390	43,454
Long-term municipal	1,074 ----------	2,129 ----------
	$42,532 =======	$47,611 =======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the principal amount of $10 million with Wells Fargo Bank, the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR ( 0.23% at January 29, 2010).

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended January 29, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. In addition to the other information set forth in this report, including the information included in the discussion in Part I, Item 2, above, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2009, which could materially affect our business, financial condition, or future results. There were no other material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed on January 12, 2010.

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

Applied Signal Technology, Inc. /s/ James E. Doyle	March 8, 2010
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

Exhibit Number	Description of Document
3.1	Third Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate
10.71	Line of Credit Agreement, dated February 22, 2010, with Wells Fargo Bank, National Association
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002