Form 10-Q
period 2010-07-30
APPLIED SIGNAL TECHNOLOGY INC
filed 2010-09-07
CIK 741696

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended July 30, 2010

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
The number of shares of the Registrant’s common stock outstanding as of July 30, 2010, was 13,396,161.

Index
Applied Signal Technology, Inc.

Part I. Financial Information

Item 1: Condensed Consolidated Financial Statements

Applied Signal Technology, Inc.
Statements of Operations (unaudited)
(in thousands, except per-share data)

	——— Three Months Ended ———		——— Nine Months Ended ———
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Revenues from contracts	$54,494	$47,845	$157,326	$143,150
Revenues from royalties	1,916 ----------	1,655 ----------	5,327 ----------	5,234 ----------
Total revenues	56,410	49,500	162,653	148,384
Operating expenses:
Contract costs	40,078	35,347	114,928	104,367
Research and development	4,003	3,757	11,096	10,629
General and administrative	6,224 ----------	5,552 ----------	19,872 ----------	16,441 ----------

Total operating expenses	50,305 ----------	44,656 ----------	145,896 ----------	131,437 ----------

Operating income	6,105	4,844	16,757	16,947
Interest income/(expense), net	(37) ----------	41 ----------	(74) ----------	222 ----------

Income before provision for income taxes	6,068	4,885	16,683	17,169
Provision for income taxes	2,504 ----------	1,555 ----------	6,684 ----------	6,250 ----------

Net income	$3,564 =======	$3,330 =======	$9,999 =======	$10,919 =======

Net income per common share:
Basic	$0.27	$0.25	$0.75	$0.84
Diluted	$0.26	$0.25	$0.74	$0.83

Number of shares used in calculating net income per common share:
Basic	13,150	12,947	13,103	12,851
Diluted	13,282	13,170	13,242	13,042

See accompanying notes

Applied Signal Technology, Inc.
Balance Sheets
(in thousands, except share data)

Assets	July 30, 2010 (unaudited)	October 31, 2009†
Current assets:
Cash and cash equivalents	$12,323	$4,102
Short-term investments	20,180 ----------	43,454 ----------
Total cash, cash equivalents, and short-term investments	32,503	47,556
Accounts receivable:
Billed	30,518	26,630
Unbilled	12,070 ----------	20,433 ----------
Total accounts receivable	42,588	47,063
Inventory	13,212	8,378
Prepaid and other current assets	11,483 ----------	10,517 ----------
Total current assets	99,786	113,514
Property and equipment, at cost:
Machinery and equipment	48,152	46,517
Furniture and fixtures	4,819	4,756
Leasehold improvements	20,117	18,480
Construction in process	708 ----------	647 ----------
	73,796	70,400
Accumulated depreciation and amortization	(59,043) ----------	(55,405) ----------
Property and equipment, net	14,753	14,995
Long-term investments	500	2,129
Goodwill	55,408	33,158
Intangible assets, net of accumulated amortization	5,023	1,904
Long-term deferred tax asset	3,454	4,196
Other assets	1,514 ----------	1,104 ----------
Total assets	$180,438 =======	$171,000 =======

Applied Signal Technology, Inc.
Balance Sheets (continued)
 (in thousands, except share data)

Liabilities and Shareholders’ Equity	July 30, 2010 (unaudited)	October 31, 2009†
Current liabilities:
Accounts payable	$3,541	$6,807
Accrued payroll and related benefits	17,321	15,351
Note payable	1,429	1,429
Income taxes payable	2,005	444
Other accrued liabilities	5,138 ----------	2,298 ----------
Total current liabilities	29,434	26,329
Long-term note payable	1,429	2,500
Accrued rent	1,967	2,103
Other long-term liabilities	1,018	1,043
Shareholders’ equity:
Common stock and additional paid-in capital, no par value: 35,000,000 shares authorized; issued and outstanding shares: 13,396,161 at July 30, 2010, and 13,211,462 at October 31, 2009	79,067	76,492
Retained earnings	67,592	62,600
Accumulated other comprehensive income	(69) ----------	(67) ----------
Total shareholders’ equity	146,590 ----------	139,025 ----------
Total liabilities and shareholders’ equity	$180,438 =======	$171,000 =======
† The balance sheet at October 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

Applied Signal Technology, Inc.
Statements of Cash Flows (unaudited)
(in thousands)

	——— Nine Months Ended ———
	July 30, 2010	July 31, 2009
Operating Activities
Net income	$9,999	$10,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,370	4,658
Stock-based compensation	1,474	1,516
Excess tax benefits from stock-based payment arrangements	(124)	(287)
Changes in:
Accounts receivable	7,885	309
Inventory, prepaid expenses, and other assets	(6,364)	(619)
Accounts payable, taxes payable, and accrued liabilities	(973) ----------	(2,975) ----------
Net cash provided by operating activities	17,267	13,521
Investing Activities
Cash paid for business acquired, net	(24,327)	—
Cash from Pyxis escrow account, net	673	—
Purchases of available-for-sale securities	(54,486)	(52,112)
Maturities and sales of available-for-sale securities	78,751	45,725
Additions to property and equipment	(3,736) ----------	(3,557) ----------
Net cash (used in) investing activities	(3,125)	(9,944)
Financing Activities
Issuances of common stock	1,581	3,534
Shares repurchased for tax withholding of vested restricted stock awards	(332)	(240)
Excess tax benefits from stock-based payment arrangements	124	287
Term loans	(2,311)	(1,072)
Dividends paid	(4,983) ----------	(4,861) ----------
Net cash used in financing activities	(5,921)	(2,352)
Net increase in cash and cash equivalents	8,221	1,225
Cash and cash equivalents at beginning of period	4,102 ----------	4,668 ----------
Cash and cash equivalents at end of period	$12,323 =======	$5,893 =======
Supplemental disclosures of cash flow information:
Interest paid	$153	$219
Income taxes paid	$4,862	$6,785

See accompanying notes

Applied Signal Technology, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
July 30, 2010

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

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 30, 2010, are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. The balance sheet at October 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Principles of Consolidation

The financial statements include the accounts of AST and its wholly owned subsidiaries, Dynamics Technology, Inc. (DTI), Pyxis Engineering, LLC (Pyxis) (from the acquisition date on September 1, 2009), and Seismic, LLC (Seismic) (from the acquisition date on April 28, 2010). All significant intercompany transactions have been eliminated.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred, including overhead, research and development (R&D), and general and administrative (G&A) expenses (incurred costs). Stock compensation expense is not reimbursable under these contracts. Beginning in the first quarter of fiscal year 2009, we apply indirect costs to all subcontract costs.

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

We have two royalty licensing agreements for which we accrue royalties on sales of our licensed products by a third party. Since there are essentially no costs associated with these agreements, operating income will increase by the same amount of revenue that we recognize. Royalty income for one agreement was recognized for the first time for the three-month and nine-month periods ended July 30, 2010. Royalties contributed approximately $1,916,000 and $5,327,000 to revenues and operating income for the three-month and nine-month periods ended July 30, 2010, respectively, and $1,655,000 and $5,234,000 for the three-month and nine-month periods ended July 31, 2009, respectively.

The following table represents our revenue concentration during the respective periods by contract type.

	——— Three Months Ended ———		——— Nine Months Ended ———
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Cost-reimbursement contracts	73%	58%	75%	60%
Time-and-materials contracts	20%	24%	14%	21%
Fixed-price contracts	4%	15%	8%	15%
Royalty contracts	3% ----------	3% ----------	3% ----------	4% ----------
	100% =======	100% =======	100% =======	100% =======

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	——— Three Months Ended ———		——— Nine Months Ended ———
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Next Generation ASA	20%	—	20%	—
Tiffany	13%	21%	12%	20%
Thunderdome	9%	—	11%	—
ASA	—	20%	—	18%
High Beam	—	5%	—	9%
Stone Face II	— ----------	5% ----------	5% ----------	6% ----------
	42% =======	51% =======	48% =======	53% =======
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

ASA is a time-and-materials contract. All of the other contracts referenced are cost-reimbursement contracts.

For those contracts in which all of the terms have not yet been finalized, revenue does not include an estimated fee rate on cost.

Project management reviews contract performance, costs incurred, and estimated completion costs regularly. We adjust revenues and profits on all contracts in the period in which changes, including anticipated losses, become estimable or determinable.

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs incurred at July 30, 2010, and October 31, 2009, were approximately $1,528,000 and $1,139,000, respectively. Approximately $1,109,000 of the October 31, 2009, balance was recognized as revenue during the nine months ended July 30, 2010.

Indirect rate variance adjustments to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are removed from contract costs, research and development, and G&A expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become estimable. At the beginning of fiscal year 2009, we implemented a new rate structure, which changed the application of certain G&A expenses to contracts that created a one-time increase to operating income of approximately $450,000 from fixed-price contracts.

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

At July 30, 2010, the unfavorable rate variance was approximately $1,687,000, and at July 31, 2009, the favorable rate variance was approximately $199,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government, and therefore, credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during the first nine months of fiscal years 2010 and 2009.

Inventory valuation and disposal. Typical life cycles of our products are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly at interim reporting periods, and assess our ability to sell our products, which include raw materials. Historically, we have sold our inventory at or above cost, so there was typically no decrement in valuation. When we determine a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory and record the associated reduction to inventory. Historically, any disposals of raw materials represent a minor amount. These disposals are included in G&A expenses on the statement of operations because we use raw materials in a variety of situations other than contract costs, including R&D. Disposals of raw materials were approximately $179,000 and $192,000 during the three months and nine months ended July 30, 2010, respectively. During the same periods, disposals of other obsolete inventory represented a minor amount. Disposals of raw materials and other obsolete inventory were not significant during the first nine months of fiscal year 2009.

If we determine that the estimated market value of certain inventory is below cost, we will write down the inventory to the estimated market value. We did not write down any inventory during the first nine months of fiscal year 2010. During the nine-month period ended July 31, 2009, we recorded an inventory write-down of approximately $422,000 to reflect the estimated market value of one inventoried product. Subsequent sale of inventory that has been subject to a write-down has not been significant to date.

Income Taxes

We estimate our income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate can differ from the statutory rate primarily due to R&D credits, tax exempt interest, and manufacturing credits, offset by the non-tax-deductible nature of lobbying expense, meals and entertainment expense and certain types of stock-based compensation expense. In addition, our process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing certain expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which included our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

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

Please refer to “Notes to Consolidated Financial Statements, Note 8: Provision for Income Taxes” for further information.

Price Redetermination

As a Government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during the first nine months of fiscal years 2010 and 2009.

Cash, Cash Equivalents, and Investments

Cash and cash equivalents balances include cash held in banks to support daily cash needs and were approximately $12,323,000 on July 30, 2010, and approximately $4,102,000 on October 31, 2009. We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include money market funds and municipal securities.

Our remaining securities are classified as available for sale and are carried at fair value in short-term and long-term investments. At July 30, 2010, all of our short-term and long-term investments consist of municipal securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. Proceeds from the sale of available-for-sale securities were approximately $8,961,000 for the first nine months of fiscal year 2010. We did not have any sales of available-for-sale securities during the first nine months of fiscal year 2009. Realized gains and losses on sales of available-for-sale securities were not material for the first nine months of fiscal years 2010 and 2009.

The following tables summarize our cash equivalents, short-term securities, and long-term securities (in thousands).

	————————————— July 30, 20109 —————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$6,204	$—	$—	$6,204
Available-for-sale securities:
Short-term municipal	20,178	3	(1)	20,180
Long-term municipal	500 ----------	— ----------	— ----------	500 ----------
	$26,882 =======	$3 =======	$(1) =======	$26,884 =======

	———————————— October 31, 2009 ————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	2,028	—	—	2,028
Available-for-sale securities:
Short-term municipal	43,403	51	—	43,454
Long-term municipal	2,131 ----------	— ----------	(2) ----------	2,129 ----------
	$47,562 =======	$51 =======	$(2) =======	$47,611 =======

The following table summarizes the effective maturities of our available-for-sale investments (in thousands).

	July 30, 2010	October 31, 2009
Due in one year or less	$20,180	$43,454
Due in one to two years	500 ----------	2,129 ----------
	$20,680 =======	$45,583 =======

The decline in the balance of our investment portfolio is primarily due to the acquisition of Seismic at the end of the second quarter of fiscal year 2010.

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

	—————————————————— July 30, 2010 ——————————————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents
Money market funds	$6,204	$—	$—	$6,204
Available-for-sale securities:
Short-term municipal	—	20,180	—	20,180
Long-term municipal	— ----------	500 ----------	— ----------	500 ----------
Total assets	$6,204 =======	$20,680 =======	$— =======	$26,884 =======

Liabilities
Contingent consideration	—	—	$2,076	$2,076
Interest rate swap	— ----------	71 ----------	— ----------	71 ----------
Total liabilities	$— =======	$71 =======	$2,076 =======	$2,147 =======

——————————— October 31, 2009 ———————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents
Money market funds	$2,028	$—	$2,028
Available-for-sale securities:
Short-term municipal	—	43,454	43,454
Long-term municipal	— ----------	2,129 ----------	2,129 ----------
Total assets	$2,028 =======	$45,583 =======	$47,611 =======

Liabilities
Interest rate swap	$— ----------	$116 ----------	$116 ----------
Total liabilities	$— =======	$116 =======	$116 =======

As of July 30, 2010, our investment portfolio did not include investments in assets valued using Level 3 inputs.

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as municipal yield curves and credit ratings.

We have a contingent consideration liability that is payable to the former members of Seismic. We recorded $2 million in other accrued liabilities in our consolidated balance sheet based on future revenues projected over a one-year period from the date of acquisition of April 28, 2010. We estimated the fair value of this liability by using the expected cash flow approach with probability-weighted revenue inputs. In the third quarter of fiscal year 2010, we increased the liability for accretion due to the passage of time, and recognized $29,000 in general and administrative expense. Please refer to “Notes to Consolidated Financial Statements, Note 3: Business Combinations” for further information on the terms of the agreement as it pertains to the contingent consideration.

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

The following table presents the changes in our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at July 30, 2010 (in thousands).

Significant Unobservable Inputs (Level 3)
Balance at October 31, 2009	$—
Contingent consideration	2,047
Increase in contingent consideration	29 ----------
Balance at July 30, 2010	$2,076 =======

Restricted Cash

We had restricted cash balances of approximately $707,000 and $663,000 at July 30, 2010, and at October 31, 2009, respectively. These balances primarily include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $152,000 was included in prepaids and other current assets at both July 30, 2010, and October 31, 2009. Approximately $555,000 and $511,000 was included in other assets at July 30, 2010, and at October 31, 2009, respectively.

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

There were no indicators of impairment as of July 30, 2010.

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

There were no indicators of impairment as of July 30, 2010.

Net Income Per-Share Data

In the first quarter of fiscal year 2010, we adopted new guidance issued by the staff of the Financial Accounting Standards Board (included in ASC Topic 260-10-45) on determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires us to include our unvested restricted stock awards, which have rights to receive dividends, as participating securities in the calculation of net income per share using the two-class method. We are required to apply this method retrospectively, and we have adjusted prior period calculations. For the three months and nine months ended July 31, 2009, the adoption of this guidance decreased our previously reported basic net income per share by $0.01 per share, and had no impact on the diluted net income per share.

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

The per-share data is as follows (in thousands, except per-share amounts).

	——— Three Months Ended ———		——— Nine Months Ended ———
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Numerator:
Net income	$3,564	$3,330	$9,999	$10,919
Less income allocated to participating securities (restricted stock awards)	(59) ----------	(44) ----------	(168) ----------	(148) ----------
Net income allocated to common stock	$3,505 =======	$3,286 =======	$9,831 =======	$10,771 =======

Denominator:
Shares used to compute net income per common share – basic	13,150	12,947	13,103	12,851
Effect of dilutive stock options	132 ----------	223 ----------	139 ----------	191 ----------
Shares used to compute net income per common share – diluted	13,282 =======	13,170 =======	13,242 =======	13,042 =======

Net income per common share – basic	$0.27	$0.25	$0.75	$0.84
Net income per common share – diluted	$0.26	$0.25	$0.74	$0.83

We excluded approximately 384,000 and 440,000 potential common shares for the three-month and nine-month periods ended July 30, 2010, respectively, from the diluted net income per common share computation, as their effect would be anti-dilutive. For the same periods in fiscal year 2009, we excluded 331,000 and 471,000 potential common shares, respectively, from the diluted net income per common share computation for the same reason.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands).

	——— Three Months Ended ———		——— Nine Months Ended ———
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Net income	$3,564	$3,330	$9,999	$10,919
Unrealized gain (loss) on securities	(1)	(38)	(47)	36
Derivative gain (loss)	11 ----------	21 ----------	45 ----------	(48) ----------
Comprehensive income	$3,574 =======	$3,313 =======	$9,997 =======	$10,907 =======

The balance of accumulated comprehensive income on securities as of July 30, 2010, and October 31, 2009, was approximately $2,000 and $49,000, respectively. The derivative-related accumulated comprehensive loss balance was approximately $71,000 and $116,000 as of July 30, 2010, and October 31, 2009, respectively.

Dividends

We have paid dividends at the rate of $0.50 per share per annum, payable quarterly. Continued payment of the dividend is subject to approval by the Board of Directors and is reviewed quarterly. We paid dividends on November 13, 2009, February 12, 2010, May 14, 2010, and August 13, 2010, to shareholders of record at October 31, 2009, January 29, 2010, April 30, 2010, and July 30, 2010, respectively.

We paid dividends of approximately $4,983,000 during the first nine months of fiscal year 2010 and approximately $4,861,000 during the first nine months of fiscal year 2009.

At July 30, 2010, and October 31, 2009, accrued dividends of approximately $1,675,000 and $1,651,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

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

Additionally, we have an Employee Stock Purchase Plan (ESPP). For offering periods beginning prior to December 1, 2008, the ESPP allowed employees to purchase shares of common stock at 85% of the closing stock price at the lower of either the date of enrollment or the date of purchase. For offering periods subsequent to December 1, 2008, the purchase price is 95% of the closing stock price on the date of purchase, and therefore, is non-compensatory under the authoritative guidance for stock-based compensation. The remaining expense related to the final compensatory award under the ESPP was recognized in the first quarter of fiscal year 2009.For the nine-month period ended July 30, 2010, 69,981 shares were purchased through our ESPP and net cash proceeds were approximately $1,241,000. For the same period of fiscal year 2009, 147,495 shares were purchased through our ESPP and net cash proceeds were approximately $2,137,000.

As of July 30, 2010, 616,773 shares were reserved for future issuance under the equity incentive plans and 662,788 shares were reserved for future issuance under the ESPP plan.

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

	——— Three Months Ended ———		——— Nine Months Ended ———
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Contract costs	$255	$268	$871	$932
Research and development	10	13	34	49
General and administrative	160 ----------	166 ----------	569 ----------	535 ----------
Stock-based compensation expense before income taxes	$425	$447	$1,474	$1,516
Income taxes	(157) ----------	(148) ----------	(534) ----------	(477) ----------
Stock-based compensation expense after income taxes	$268 =======	$299 =======	$940 =======	$1,039 =======

Stock-based compensation expense recognized in the consolidated statement of operations reflects estimated forfeitures that are based on historical option forfeitures.

Stock option activity for the nine months ended July 30, 2010, is as follows.

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2009	947,147	$19.57
Grants	—	—
Exercised	(38,356)	$8.86
Forfeitures or expirations	(121,869) ----------	$25.42 ----------
Outstanding at July 30, 2010	786,922	$19.19
Exercisable at July 30, 2010	755,722	$19.24

Net cash proceeds from the exercise of stock options were approximately $340,000 and $1,396,000 for the nine-month periods ended July 30, 2010, and July 31, 2009, respectively. Unrecognized compensation cost associated with unvested stock options as of July 30, 2010, is approximately $169,000, and is expected to be recognized over a weighted average period of approximately 0.73 years.

The following table summarizes our restricted stock grant activity for the nine months ended July 30, 2010.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2009	181,733	$17.69
Grants	108,500	$18.79
Vested	(58,788)	$17.32
Forfeitures	(14,856) ----------	$18.01 ----------
Nonvested at July 30, 2010	216,589	$18.63

The fair value of our restricted stock is based on our closing stock price on the date of grant. Our unrecognized compensation cost related to nonvested (restricted) stock is $3,209,000, and is expected to be recognized over a weighted average period of 2.66 years.

We realized a net income tax deficiency of approximately $148,000 from stock options exercised or forfeited and restricted stock vested during the first nine months of fiscal year 2010. For the same period of fiscal year 2009, we experienced a net income tax benefit of $247,000. As required, we present excess tax benefits from the exercise of stock options and the vesting of restricted stock, if any, as financing cash flows rather than operating cash flows.

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

Note 2: Inventory

Inventories are stated at the lower of average cost or market and consisted of the following (in thousands):

	July 30, 2010	October 31, 2009
Raw materials	$545	$767
Work in process	10,988	7,070
Finished goods	1,679 ----------	541 ----------
	$13,212 =======	$8,378 =======

At July 30, 2010, the unfavorable indirect rate variance included in work in process was approximately $1,687,000.

Disposals of raw materials were approximately $179,000 and $192,000 during the three months and nine months ended July 30, 2010, respectively. During the same periods, disposals of other obsolete inventory represented a minor amount. Disposals of raw materials and other obsolete inventory were not significant during the first nine months of fiscal year 2009.

We did not write-down any inventory during the first nine months of fiscal year 2010. During the nine-month period ended July 31, 2009, we recorded an inventory write-down of approximately $422,000 to reflect the estimated market value of one inventoried product.

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

Acquisition of Seismic. The amount of goodwill recorded for the Seismic acquisition as of the acquisition date was approximately $21.3 million and reflected the value of the future engineering services revenue opportunities associated with the cyber security marketplace. As of July 30, 2010, measurement-period adjustments were not material.

The preliminary purchase price was approximately $26.7 million, which includes cash consideration of $24.7 million and contingent consideration of approximately $2 million. Approximately $4.9 million that would otherwise be distributed to the sellers at the closing was deposited into an escrow account to provide a fund against which we may make claims for damages, if any, based on the breaches of the representations made by Seismic in the purchase agreement. Fifty percent of the escrow account will be released on the one-year anniversary of the closing date and the remainder in 18 months from the closing date, net of any claims made by us against Seismic or the sellers under the terms of the purchase agreement.

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

If program profits exceed 12% of Seismic revenues during the Initial Earn-Out Period, there will be no reduction to the payout (based on revenue recorded). If program profits are less than 9% of Seismic revenues during the Initial Earn-Out Period, no Earn-Out Distribution Amount shall be paid. If Seismic program profits are between 9% and 12% of Seismic revenues, the payout will be reduced, in accordance with the terms in the purchase agreement.

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

We recorded a liability of $2 million reflecting the fair value of the anticipated Seismic Earn-Out. The fair value was estimated by using the expected cash flow approach with probability-weighted revenue inputs and using a discount rate of 5.6%. Changes in the fair value of the contingent liability are recognized in earnings in the period of the change through the settlement of the liability on April 30, 2011. In the third quarter of fiscal year 2010, we increased the liability for accretion due to the passage of time, and recognized $29,000 in general and administrative expenses.

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

For the three-month and nine-month periods ended July 30, 2010, we recognized approximately $675,000 in our operating expenses for the retention and Earn-Out bonuses.

We incurred approximately $31,000 and $942,000 of transaction costs related to the Seismic acquisition during the third quarter and first nine months of fiscal year 2010, respectively. These costs are included in general and administrative expenses within our statement of operations.

We allocated the aggregate preliminary purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands).

Cash and cash equivalents	$363
Accounts receivable and other current assets	3,603
Property and equipment and other assets	100
Accounts payable, accrued payroll and other current liabilities	(1,373)
Notes payable	(1,240)
Seismic Earn-Out	(2,047) ----------
Estimated net tangible assets acquired	(594)
Amortizable intangible assets:
Future contracts	1,310
Unfunded backlog	1,790
Funded backlog	570
Non-compete agreements	290 ----------
Total amortizable intangible assets	3,960 ----------
Goodwill	21,324 ----------

Total cash consideration	$24,690 =======

The purchase price allocation is subject to agreement on the final closing working capital. The fair value and gross contractual amount of accounts receivable acquired was approximately $3,411,000. As of July 30, 2010, we expect that no amount will be uncollectible.

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

	——— Three Months Ended ———		——— Nine Months Ended ———
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Revenue	$56,410	$53,006	$171,883	$158,146
Net income	$3,564	$2,752	$9,562	$9,431

Basic net income per share	$0.27	$0.21	$0.72	$0.72
Diluted net income per share	$0.26	$0.21	$0.71	$0.71

The unaudited pro forma financial information for the third quarter of both fiscal years 2010 and 2009 includes charges to operating expense for performance bonuses of approximately $322,000, retention bonuses of approximately $270,000, and amortization of intangibles of approximately $271,000. The unaudited pro forma financial information for the first nine months of both fiscal years 2010 and 2009 includes charges to operating expense for performance bonuses of approximately $966,000, retention bonuses of approximately $799,000, and amortization of intangibles of approximately $812,000.

Acquisition of Pyxis Engineering. The amount of goodwill recorded for the Pyxis acquisition at October 31, 2009, was approximately $13.2 million and reflected the value of the future engineering services revenue opportunities associated with the cyber security marketplace. During the first nine months of fiscal year 2010, we increased the amount of the purchase price allocated to goodwill to $14.1 million. This reflects an increase of $856,000 due to the portion of the Pyxis Earn-Out earned through July 30, 2010, and $70,000 due to increased transaction costs. We allocated the revised aggregate purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands).

Cash and cash equivalents	$1,382
Accounts receivable and other current assets	4,047
Property and equipment	19
Accrued payroll and other current liabilities	(3,365)
Notes payable	(625) ----------
Net tangible assets acquired	1,458
Amortizable intangible assets:
Future contracts	880
Unfunded backlog	610
Funded backlog	300
Non-compete agreements	140 ----------
Total amortizable intangible assets	1,930

Goodwill	14,120 ----------

Total purchase price	$17,508 =======

The sellers are also entitled to additional consideration (the Pyxis Earn-Out) based upon the performance of the business acquired from Pyxis during the 12-month period ending October 31, 2010 (Pyxis Earn-Out Period). If total revenue that we generate from the acquired Pyxis contracts plus new contracts in our cyber intelligence business is in excess of $13.25 million during the Earn-Out Period, we will pay the sellers all of such excess up to a maximum of $3.75 million for revenues of $17 million or more. Eighty-four percent of the Pyxis Earn-Out, if achieved, will be paid in AST stock and the remaining portion will be paid in cash. Under the accounting rules in effect at the time of this acquisition, the contingent consideration increases the purchase price and goodwill in the period when the contingency is resolved. During the third quarter of our fiscal year 2010, we recorded a liability for $856,000, representing the portion of the Pyxis Earn-Out that was earned through July 30, 2010, and we increased goodwill by the same amount. Any additional portion of the Pyxis Earn-Out owed to sellers will result in a further increase to goodwill in the period the contingency is resolved.

In addition, substantially all of the Pyxis employees are eligible to receive retention bonus payments if they remain employees of Applied Signal Technology, Inc. through the end of fiscal year 2010. The aggregate amount that could be paid is approximately $0.6 million. For the three months and nine months ended July 30, 2010, we recognized approximately $104,000 and $400,000 in operating expenses related to the Pyxis bonuses, respectively.

Note 4: Goodwill and Intangible Assets

The goodwill and identifiable intangible assets are related to our acquisitions of Seismic and Pyxis and the 2005 acquisition of DTI.

Goodwill. Goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in the first nine months of fiscal year 2010.

The activity of our goodwill balance during the first nine months of fiscal year 2010 is as follows (in thousands).

Goodwill balance at October 31, 2009	$33,158
Additional transaction costs (Pyxis acquisition)	70
Pyxis earn-out	856
Acquisition of Seismic	21,324 ----------
Goodwill balance at July 30, 2010	$55,408 =======

Intangible assets. The tables below present information on our identifiable intangible assets that are subject to amortization (in thousands).

		———————— July 30, 2010 ————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Future contracts	7–8 years	$2,190	$(165)	$2,025
Unfunded backlog	3–4 years	2,400	(299)	2,101
Funded backlog	1–2 years	870	(346)	524
Non-compete agreements	2 years	430	(100)	330
Existing technology	5 years	340	(340)	—
Patent	18 years	60 ----------	(17) ----------	43 ----------
Total		$6,290 =======	$(1,267) =======	$5023 =======

		———————— October 31, 2009 ————————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Future contracts	7 years	$880	$(21)	$859
Unfunded backlog	3 years	610	(34)	576
Funded backlog	1 year	300	(50)	250
Non-compete agreements	2 years	140	(12)	128
Existing technology	5 years	340	(295)	45
Patent	18 years	60 ----------	(14) ----------	46 ----------
Total		$2,330 =======	$(426) =======	$1,904 =======

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $456,000 and $841,000 for the third quarter and first nine months of fiscal year 2010, respectively, and $18,000 and $54,000 for the same periods in fiscal year 2009, respectively.

As of July 30, 2010, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands).

Fiscal Years
Remainder of 2010	$377
2011	1,432
2012	1,125
2013	740
2014	517
Thereafter	832 -----------
Total	$5,023 =======

Note 5: Borrowing Arrangements

Revolving line of credit. We entered into a new revolving line of credit (Line of Credit) on February 22, 2010, under which Wells Fargo Bank (Wells Fargo) could advance funds to us, up to a maximum principal amount of $35 million. For borrowings under the new Line of Credit, we have the option to bear interest at either Wells Fargo’s reference rate or at a fixed rate per annum equal to 2.5% above the London Inter-Bank Offered Rate (LIBOR), and interest on those borrowings is payable monthly. The Line of Credit expires on February 12, 2012.

As a subfeature under the Line of Credit, Wells Fargo may issue standby letters of credit for us, provided that the aggregate amount of all outstanding letters of credit shall not at any time exceed $3,000,000. At July 30, 2010, we had three standby letters of credit under the Line of Credit, totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at July 30, 2010. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at July 30, 2010. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000 at July 30, 2010. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for future letters of credit was $1,593,000 and the total amount available for borrowing was approximately $33.6 million at July 30, 2010. No fees or interest were associated with this unused portion.

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

The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the LIBOR (0.35% at July 30, 2010). Our Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

Under the Line of Credit and the Term Loan, we are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of July 30, 2010, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects earnings. At July 30, 2010, the effective portion of the cash flow hedge was a deferred loss of approximately $117,000 on a gross basis. The deferred loss net of taxes was approximately $71,000 and was included in other comprehensive income and long-term liabilities on our balance sheet. During the three months and nine months ended July 30, 2010, we recognized losses related to the hedge of approximately $12,000 and $32,000 in other comprehensive income, respectively. During the same periods for fiscal year 2009, we recognized losses related to the hedge of approximately $10,000 and $186,000 in other comprehensive income, respectively. During the three months and nine months ended July 30, 2010, we recognized interest expense of approximately $30,000 and $103,000, respectively, reclassified from other comprehensive income. During the same periods for fiscal year 2009, we recognized interest expense of $46,000 and $126,000, respectively, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $89,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of July 30, 2010.

Note 6: Contractual Obligations

The following table sets forth our contractual obligations as of July 30, 2010 (in thousands).

	——————————————— Payments Due by Period ———————————————
Fiscal Year	Total	1 Year	2 Years	3 Years	4 Years	5 Years or More
Operating lease obligations	$26,954	$7,591	$6,076	$4,036	$3,814	$5,437
Loan obligations – principal	2,858	1,429	1,429	—	—	—
Purchase obligations	4,886	4,886	—	—	—	—
Pyxis Earn-Out	3,750	3,750	—	—	—	—
Seismic Earn-Out	2,076 ----------	2,076 ----------	— ----------	— ----------	— ----------	— ----------
Total	$40,524 =======	$19,732 =======	$7,505 =======	$4,036 =======	$3,814 =======	$5,437 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2010 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses.

The Seismic Earn-Out represents the fair value of the contingent liability related to the acquisition of Seismic as of July 30, 2010. If achieved, the maximum undiscounted payment of $2.5 million will be paid in cash.

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

Note 8: Provision for Income Taxes

Our provision for income taxes for the third quarter and first nine months of fiscal year 2010 was approximately $2,504,000 and $6,684,000, respectively, with an estimated annual effective tax rate of 39.7%. Our provision for income taxes for the third quarter and first nine months of fiscal year 2009 was approximately $1,555,000 and $6,250,000, respectively, with an estimated annual effective tax rate of 38.5%. In addition, the Internal Revenue Service audit for the year ended October 31, 2007 was completed during the third quarter of fiscal year 2009 and did not result in any adjustment. The results of our examination were considered in estimating our future obligations for unrecognized tax benefits. As a result we reduced the liability of our unrecognized tax benefits and related interest accrual. This led to a one-time reduction in income tax expense of approximately $264,000 during the third quarter of fiscal year 2009.

In general, our income tax returns are subject to examination by United States federal tax authorities for tax years 2006 onward and by various United States state tax authorities for tax years 2005 onward.

The balance of our liability associated with gross unrecognized tax benefits was approximately $211,000 at July 30, 2010, and October 31, 2009. Accrued interest associated with the gross unrecognized tax benefits was approximately $14,000 and $6,000 at July 30, 2010, and October 31, 2009, respectively.

Based on the terms of the acquisitions of Pyxis and Seismic, we are able to amortize the combined acquired goodwill balance of $35,444,000 over a fifteen-year period from the date of acquisition for federal tax purposes.

Note 9: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty expense in the third quarter and first nine months of fiscal year 2010 was approximately $95,000 and $269,000, respectively. For the same periods of fiscal year 2009, warranty expense was approximately $46,000 and $80,000, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheets as of July 30, 2010, or October 31, 2009.

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

On May 18, 2009, we filed a complaint for patent infringement in the United States District Court for the Northern District of California, Case Number 3:09-cv-2180-SBA, against Emerging Market Communications, Paradise Datacom LLC, and ViaSat, Inc. On June 12, 2009, we filed an amended complaint adding EMC Satcom Technologies, Inc. as a defendant. All of the defendants have been served with the complaint and have answered; each asserts standard patent case defenses. On October 15, 2009, ViaSat, Inc. filed a counterclaim against us for infringement of two patents. On November 9, 2009, we answered those counterclaims, denying infringement and alleging that the ViaSat patents are invalid. On May 14, 2010, ViaSat amended its counterclaims against us to assert a third patent and to add third-party claims for patent infringement against our licensee, Comtech EFData. A claim construction hearing is scheduled for January 2011. No trial date has been set. The Court referred the parties to participate in settlement conferences with a Magistrate Judge in the Northern District of California. As to ViaSat and Paradise, the parties were unable to come to a resolution. A settlement conference with Emerging Market Communications and EMC Satcom Technologies was conducted on July 22, 2010, which resulted in a settlement agreement in principle, which is being formalized. We do not anticipate a material impact on our financial condition or operations from the proposed settlement agreement if it is adopted in its current form. Ifwe are unable to come to a resolution of the patent infringement claims with ViaSat and Paradise, we will continue to vigorously pursue our claims and defenses.

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
  Professional Services. We perform high-end engineering services for Government product development and operationally deployed systems. Examples of these services include software engineering development of service-oriented architectures, system-level performance evaluation and modeling, system integration, field support, and customer training in the use of our standard products.

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

Our diluted earnings per share for the third quarter of fiscal year 2010 was $0.26, compared to $0.25 for the same quarter of fiscal year 2009. Our diluted earnings per share for the first nine months of fiscal year 2010 was $0.74, compared to $0.83 in the same period of fiscal year 2009. The increase in our diluted earnings per share for the third quarter of fiscal year 2010 was primarily due to earning award fees on several broadband communications contracts. The decline in our diluted earnings per share for the first nine months of fiscal year 2010 is primarily due to expenses incurred, associated with the acquisitions of Seismic and Pyxis Engineering. In addition, during the first quarter of fiscal year 2009, we implemented a new multi-rate structure, which reduced the cost of our product offerings and changed the method of allocating indirect expenses to fixed-price contracts. The change in the method of allocating indirect expenses to fixed-price contracts increased operating income by approximately $450,000.

Recent Acquisitions. In September of our fiscal year 2009, we acquired all of the outstanding membership interests in Pyxis Engineering, LLC. This acquisition was accounted under the original accounting standard for business combinations. As of July 30, 2010 the total purchase price was approximately $17.5 million and the amount of the purchase price allocated to goodwill was approximately $14.1 million.

The sellers are entitled to additional consideration (the Pyxis Earn-Out) based upon the performance of the business acquired from Pyxis during the 12-month period ending October 31, 2010 (Pyxis Earn-Out Period). If total revenue that we generate from the acquired Pyxis contracts plus new contracts in our cyber intelligence business is in excess of $13.25 million during the Earn-Out Period, we will pay the sellers all of such excess up to a maximum of $3.75 million for revenues of $17 million or more.

As of July 30, 2010, we anticipate that we will pay the sellers the maximum amount of the Pyxis Earn-Out. Eighty-four percent of the Pyxis Earn-Out, if achieved, will be paid in AST stock and the remaining portion will be paid in cash. Under the accounting rules in effect at the time of this acquisition, the contingent consideration increases the purchase price and goodwill in the period when the contingency is resolved. During the third quarter of our fiscal year 2010, we recorded a liability for $856,000, representing the portion of the Pyxis Earn-Out that was earned through July 30, 2010, and we increased goodwill by the same amount. Any additional portion of the Pyxis Earn-Out owed to sellers will result in a further increase to goodwill in the period the contingency is resolved.

In addition, substantially all of the Pyxis employees are eligible to receive retention bonus payments if they remain employees of Applied Signal Technology, Inc. through the end of fiscal year 2010. The aggregate amount that could be paid is approximately $0.6 million. For the three months and nine months ended July 30, 2010, we recognized approximately $104,000 and $400,000 in operating expenses related to the Pyxis bonuses, respectively.

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

The amount of goodwill recorded for the Seismic as of the acquisition date, was approximately $21.3 million and reflected the value of the future engineering services revenue opportunities associated with the cyber security marketplace.

The preliminary purchase price was approximately $26.7 million, which includes cash consideration of $24.7 million and contingent consideration of approximately $2 million. Approximately $4.9 million that would otherwise be distributed to the sellers at the closing was deposited into an escrow account to provide a fund against which we may make claims for damages, if any, based on the breaches of the representations made by Seismic in the purchase agreement. Fifty percent of the escrow account will be released on the one-year anniversary of the closing date and the remainder in 18 months from the closing date, net of any claims made by us against Seismic or the sellers under the terms of the purchase agreement.

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

If program profits exceed 12% of Seismic revenues during the Initial Earn-Out Period, there will be no reduction to the payout (based on revenue recorded). If program profits are less than 9% of Seismic revenues during the Initial Earn-Out Period, no Earn-Out Distribution Amount shall be paid. If Seismic program profits are between 9% and 12% of Seismic revenues, the payout will be reduced, in accordance with the terms in the purchase agreement.

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

We recorded a liability of $2 million reflecting the fair value of the anticipated Seismic Earn-Out. The fair value was estimated by using the expected cash flow approach with probability-weighted revenue inputs and using a discount rate of 5.6%. Changes in the fair value of the contingent liability are recognized in earnings in the period of the change through the settlement of the liability on April 30, 2011. In the third quarter of fiscal year 2010, we increased the liability for accretion due to the passage of time, and recognized $29,000 in general and administrative expense. The fair value of the Seismic Earn-Out was also included in the preliminary purchase price.

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

For the three and nine month periods ended July 30, 2010, we recognized approximately $675,000 of compensation expense for the retention and Earn-Out bonuses in our statement of operations.

We incurred approximately $31,000 and $942,000 of transaction costs related to the Seismic acquisition during the third quarter and first nine months of fiscal year 2010, respectively. These costs are included in general and administrative expenses within our statement of operations.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs incurred at July 30, 2010, and October 31, 2009, were approximately $1,528,000 and $1,139,000, respectively. Approximately $1,109,000 of the October 31, 2009, balance was recognized as revenue during the nine months ended July 30, 2010.

We have two royalty licensing agreements for which we accrue royalties on sales of our licensed products by a third party. Since there are essentially no costs associated with these agreements, operating income will increase by the same amount of revenue that we recognize. Royalty income for one agreement was recognized for the first time for the three-month and nine-month periods ended July 30, 2010. Royalties contributed approximately $1,916,000 and $5,327,000 to revenues and operating income during the third quarter and first nine months of fiscal year 2010 and contributed $1,655,000 and $5,234,000 to revenues and operating income during the third quarter and first nine months of fiscal year 2009.

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

If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to reduce the variance: we can adjust some of our planned indirect spending during the year; we can request a modification of our billing rates to our customers through the Defense Contract Audit Agency any time during the year, in accordance with Federal Acquisition Regulations; or we can record adjustments to expense based on estimates of future contract activities for the remainder of the fiscal year.

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

At July 30, 2010, the unfavorable rate variance was approximately $1,687,000 and at July 31, 2009, the favorable rate variance was approximately $199,000.

Inventory valuation and disposal. We provide advanced digital signal processing products and systems to the United States Government. Typical life cycles of our products are eight to ten years or more. In addition, we maintain spare parts in order to repair the equipment. We evaluate our inventory quarterly, at interim reporting periods, and assess our ability to sell our products, which includes raw materials. Historically, we have sold our inventory at or above cost, so there was typically no decrement in valuation. When we determine a product has reached the end of its life cycle or there is no longer a need for a certain product, typically, we will dispose of any remaining inventory, and record the associated reduction to inventory. Historically, any disposals of raw materials represent a minor amount. These disposals are included in general and administrative expenses on the statement of operations because we use raw materials in a variety of situations other than contract costs, including R&D. Disposals of raw materials were approximately $179,000 and $192,000 during the three months and nine months ended July 30, 2010, respectively. During the same periods, disposals of other obsolete inventory represented a minor amount. Disposals of raw materials and other obsolete inventory were not significant during the first nine months of fiscal year 2009.

If we determine that the estimated market value of certain inventory is below cost, we will write down the inventory to the estimated market value. We did not write down any inventory during the first nine months of fiscal year 2010. During the nine-month period ended May 1, 2009, we recorded an inventory write-down of approximately $422,000 to reflect the estimated market value of one inventoried product. Subsequent sale of inventory that has been subject to a write-down has not been significant to date.

Income taxes. We estimate our income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate can differ from the statutory rate primarily due to R&D credits, tax exempt interest, and manufacturing credits, offset by the non-tax-deductible nature of lobbying expense, meals and entertainment expense and certain types of stock-based compensation expense. In addition, our process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing certain expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which included our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

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

Please refer to “Notes to Consolidated Financial Statements, Note 8: Provision for Income Taxes” for further information.

Price redetermination. As a Government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During the first nine months of fiscal years 2010 and 2009, we did not incur any price redeterminations on any of our contracts.

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

There were no indicators of impairment as of July 30, 2010.

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

There were no indicators of impairment as of July 30, 2010.

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

	——— Three Months Ended ———		——— Nine Months Ended ———
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Contract costs	$255	$268	$871	$932
Research and development	10	13	34	49
General and administrative	160	166	569	535
Stock-based compensation expense before income taxes	$425	$447	$1,474	$1,516
Income taxes	(157) -----------	(148) -----------	(534) -----------	(477) -----------
Stock-based compensation expense after income taxes	$268 =======	$299 =======	$940 =======	$1,039 =======

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

	—————————————————— July 30, 2010 ——————————————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents
Money market funds	$6,204	$—	$—	$6,204
Available-for-sale securities:
Short-term municipal	—	20,180	—	20,180
Long-term municipal	— ----------	500 ----------	— ----------	500 ----------
Total assets	$6,204 =======	$20,680 =======	$— =======	$26,884 =======

Liabilities
Contingent consideration	—	—	$2,076	$2,076
Interest rate swap	— ----------	71 ----------	— ----------	71 ----------
Total liabilities	$— =======	$71 =======	$2,076 =======	$2,147 =======

——————————— October 31, 2009 ———————————
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value
Assets
Cash equivalents
Money market funds	$2,028	$—	$2,028
Available-for-sale securities:
Short-term municipal	—	43,454	43,454
Long-term municipal	— ----------	2,129 ----------	2,129 ----------
Total assets	$2,028 =======	$45,583 =======	$47,611 =======

Liabilities
Interest rate swap	$— ----------	$116 ----------	$116 ----------
Total liabilities	$— =======	$116 =======	$116 =======

As of July 30, 2010, our investment portfolio did not include investments in assets using Level 3 inputs, and we do not intend to purchase such investments in future periods.

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as municipal yield curves and credit ratings.

We have a contingent consideration liability that is payable to the shareholders of Seismic. We recorded $2 million in other accrued liabilities in our consolidated balance sheet based on future revenues projected over a one-year period from the date of acquisition of April 28, 2010. We estimated the fair value of this liability by using the expected cash flow approach with probability-weighted revenue inputs. In the third quarter of fiscal year 2010, we increased the liability for accretion due to the passage of time, and recognized $29,000 in general and administrative expense. Please refer to “Notes to Consolidated Financial Statements, Note 3: Business Combinations” for further information on the terms of the agreement as it pertains to the contingent consideration.

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

Three and Nine Months Ended July 30, 2010, Compared to Three and Nine Months Ended July 31, 2009

Revenues and backlog. Revenues for the third quarter of fiscal year 2010 were approximately $56,410,000, a 14.0% increase from revenues of approximately $49,500,000 recorded in the third quarter of fiscal year 2009. During the first nine months of fiscal year 2010, revenues were approximately $162,653,000, compared to revenues of $148,384,000 for the same period in fiscal year 2009. Revenues generated by our development programs increased by approximately $12,108,000 and $25,458,000 during the third quarter and first nine months of fiscal year 2010, respectively, compared to the same periods in fiscal year 2009. The increase was primarily due to an increase in our network intelligence areas, as well as revenues generated by Seismic of approximately $5,747,000 for the three and nine month periods ended July 30, 2010. The increase in our development programs was offset by a decrease in product sales by approximately $5,459,000 and $11,282,000 during the third quarter and first nine months of fiscal year 2010, respectively, compared to the same periods of fiscal year 2009. The decrease was primarily attributed to a decline in our broadband network communications and intelligence and electronic warfare systems products.

We have two royalty licensing agreements for which we accrue royalties on sales of our licensed products by a third party. Since there are essentially no costs associated with these agreements, operating income will increase by the same amount of revenue that we recognize. Royalty income for one agreement was recognized for the first time for the three-month and nine-month periods ended July 30, 2010. Royalties contributed approximately $1,916,000 and $1,655,000 to revenues and operating income during the third quarter of fiscal year 2010 and 2009, respectively. During the first nine months of fiscal year 2010, our royalty income was approximately $5,327,000, compared to approximately $5,234,000 during the same period of fiscal year 2009.

New orders received during the third quarter of fiscal year 2010 were approximately $61,963,000, an increase of approximately 21% from approximately $51,235,000 in new orders received during the same period of fiscal year 2009. New orders for the first nine months of fiscal year 2010 were $162,613,000, representing a 15% increase when compared to new orders of $140,810,000 for the same period of fiscal year 2009.

Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At July 30, 2010, ending backlog was approximately $171,623,000, representing a 23% increase from the ending backlog of approximately $139,108,000 at October 31, 2009. This balance includes the remaining backlog acquired from Seismic of approximately $32,095,000. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period.

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

The following table represents our revenue concentration during the respective periods by contract type.

	——— Three Months Ended ———		——— Nine Months Ended ———
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Cost-reimbursement contracts	73%	58%	75%	60%
Time-and-materials contracts	20%	24%	14%	21%
Fixed-price contracts	4%	15%	8%	15%
Royalty contracts	3% ----------	3% ----------	3% ----------	4% ----------
	100% =======	100% =======	100% =======	100% =======

The decline in fixed-price contracts is due to our decline in product sales during the third quarter and first nine months of fiscal year 2010. The decline in time-and-materials contracts in fiscal year 2010 is primarily due to the significant revenue contribution from the ASA contract during the third-quarter and first nine months of fiscal year 2009. The decline was offset by increased time-and-materials contracts in our network intelligence area, including contracts from Pyxis and Seismic.

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	——— Three Months Ended ———		——— Nine Months Ended ———
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Next Generation ASA	20%	—	20%	—
Tiffany	13%	21%	12%	20%
Thunderdome	9%	—	11%	—
ASA	—	20%	—	18%
High Beam	—	5%	—	9%
Stone Face II	— ----------	5% ----------	5% ----------	6% ----------
	42% =======	51% =======	48% =======	53% =======
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

ASA is a time-and-materials contract. All of the other contracts referenced are cost-reimbursement contracts.

Contract costs. Contract costs consist of direct costs incurred in the performance of the contract, including labor, materials, and overhead costs. Contract costs were approximately $40,078,000, or 71.1 % of revenues, for the third quarter of fiscal year 2010 compared to approximately $35,347,000, or 71.4% of revenues, for the same period of fiscal year 2009. For the first nine months of fiscal year 2010, contract costs were approximately $114,928,000, or 70.7% of revenues, compared to $104,367,000, or 70.3% for the same period of fiscal year 2009. Contract costs increased in absolute dollars during the third quarter and first nine months of fiscal year 2010, compared to the same periods of fiscal year 2009 primarily due to an increase in activity in our development contracts. In addition, compensation expense payable to the employees of Seismic and Pyxis increased contract costs by approximately $960,000 during the third quarter and first nine months of fiscal year 2010, respectively.

Research and development (R&D). We invest our R&D expenses based on an annual targeted percentage of revenues. Company-directed investment in R&D expenses for the third quarter of fiscal year 2010 were approximately $4,003,000, or 7.1 % of revenues compared to approximately $3,757,000, or 7.6% of revenues, for the same period of fiscal year 2009. During the first nine months of fiscal year 2010, R&D expenses were approximately $11,096,000, or 6.8% of revenues, compared to approximately $10,629,000, or 7.2% of revenues, during the same first nine months of fiscal year 2009.

General and administrative (G&A). G&A expenses include administrative salaries, costs related to marketing and proposal activities, costs associated with product warranties, and other administrative costs. We record G&A expenses based on annual targeted indirect rates applied to our quarterly revenue base, for interim reporting periods. G&A expenses were approximately $6,224,000, or 11.0% of revenues, for the third quarter of fiscal year 2010, compared to approximately $5,552,000, or 11.2% of revenues, for the same period of fiscal year 2009. During the first nine months of fiscal year 2010, G&A expenses were approximately $19,872,000, or 12.2% of revenues, compared to approximately $16,441,000, or 11.1% of revenues, during the first nine months of fiscal year 2009. G&A expenses increased in absolute dollars and as percentage of revenues during the third quarter and first nine months of fiscal year 2010 primarily due to expenses related to the acquisitions of Seismic and Pyxis and an overall increase in contract activities. We incurred Seismic transaction costs of approximately $31,000 and $942,000 during the third quarter and first nine months of fiscal year 2010, respectively. The amortization of the Pyxis and Seismic intangibles increased G&A expenses by approximately $444,000 and $793,000 during the third quarter and first nine months of fiscal year 2010, as compared to the same period of fiscal year 2009.

Interest income and other, net. Net interest income for the third quarter of fiscal year 2010 was approximately $22,000, compared to net interest income of approximately $147,000 for the third quarter of fiscal year 2009. Interest income recognized during the first nine months of fiscal year 2010 was approximately $169,000, compared to interest income of approximately $565,000 during the first nine months of fiscal year 2009. The decrease is primarily due to lower average balances and yields in our investment portfolio.

Interest expense. Interest expense for the third quarter of fiscal year 2010 was approximately $59,000, compared to approximately $106,000 of interest expense in the third quarter of fiscal year 2009. Interest expense for the first nine months of fiscal year 2010 was approximately $243,000, compared to interest expense of approximately $343,000 during the first nine months of fiscal year 2009. Interest expense decreased during the third quarter and first nine months of fiscal year 2010 primarily due to the reduction of the balance of our Term Loan with Wells Fargo through scheduled principal payments.

Provision for income taxes. Our provision for income taxes for the third quarter and first nine months of fiscal year 2010 was approximately $2,504,000 and $6,684,000, respectively, representing an estimated 39.7% annual effective tax rate. Our provision for income taxes for the third quarter and first nine months of fiscal year 2009 was approximately $1,555,000 and $6,250,000, respectively, with a 38.5% effective tax rate. The difference in our estimated annual effective tax rate at July 30, 2010, from our effective tax rate at July 31, 2009, was primarily due to a reduction in projected credits for research and development and tax-exempt interest. In addition, the Internal Revenue Service audit for the year ended October 31, 2007 was completed during the third quarter of fiscal year 2009 and did not result in any adjustment. The results of our examination were considered in estimating our future obligations for unrecognized tax benefits. As a result we reduced the liability of our unrecognized tax benefits and related interest accrual. This led to a one-time reduction in income tax expense of approximately $264,000 during the third quarter of fiscal year 2009.

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during the first nine months of fiscal year 2010 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP. We have reduced option grants in favor of restricted stock awards and have modified our ESPP. As a result of the modification to our ESPP, participation has significantly declined and therefore cash received from the issuance of common stock under our ESPP has declined in 2010.

Net cash from operating activities. Net cash from operating activities has varied significantly from quarter to quarter. These quarter-to-quarter variances are primarily the result of changes in net income and operating assets and liabilities. Operating activities provided cash of approximately $17,267,000 and $13,521,000 during the first nine months of fiscal years 2010 and 2009, respectively.

Net income for the first nine months of fiscal year 2010 was approximately $9,999,000 compared to net income of approximately $10,919,000 for the comparable period of fiscal year 2009.

Accounts receivable balances decreased during the first nine months of fiscal year 2010 by approximately $7,885,000 and decreased by approximately $309,000 during the same period in fiscal year 2009. During the first nine months of fiscal year 2010, we generated revenues of approximately $162,654,000 and collected approximately $170,781,000. During the first nine months of fiscal year 2009, we generated revenues of approximately $148,384,000 and collected approximately $148,717,000. Our accounts receivable collections improved during the first nine months of fiscal year 2010 despite certain delays in the government payment process during the second quarter of fiscal year 2010.

Inventory, prepaid expenses, and other assets increased by approximately $6,364,000 and $619,000 during the first nine months of fiscal years 2010 and 2009, respectively. The difference between the first nine months of fiscal year 2010 and the first nine months of fiscal year 2009 was due to inventory. During the first nine months of fiscal year 2010, inventory balances increased by approximately $4,834,000, due to a combined increase to our work-in-process and finished goods inventory of approximately $3,369,000, in anticipation of future contracts. In addition, our rate variance increased inventory balances by approximately $1,687,000.

During the first nine months of fiscal year 2009, inventory balances increased by approximately $1,417,000 due to an increase in our work-in-process inventory of approximately $2,002,000, partially offset by a reduction due to an inventory write-down of approximately $422,000 during the second quarter of fiscal year 2009.

Accounts payable, taxes payable, accrued payroll liabilities, and other accrued liabilities balances decreased by approximately $973,000 and $2,975,000 during the first nine months of fiscal years 2010 and 2009, respectively. Accounts payable declined by approximately $3,208,000 due to normal timing of vendor payments. Accrued payroll liabilities increased during the first nine months of fiscal year 2010 by approximately $889,000 primarily due to an increase in accrued salaries. The timing of our bi-weekly payroll caused accrued salaries to increase by approximately $1,963,000. The increase in accrued salaries was partially offset by a reduction to accrued bonuses of approximately $605,000. Bonus activities included bonus payments of $4,397,000 accrued at the end of fiscal year 2009 and payments of approximately $1,077,000 for the bonus liability acquired from Pyxis. These payments were partially offset by the fiscal year 2010 bonus accrual of approximately $4,145,000. In addition, we accrued approximately $1,046,000 associated with the retention and performance bonus plans for the former employees of Seismic and Pyxis. Income taxes payable increased by approximately $1,561,000 primarily due to the fiscal year 2010 accrual of approximately $6,625,000, partially offset by income tax payments of approximately $4,862,000.

Accounts payable, taxes payable, accrued payroll liabilities, and other accrued liabilities balances decreased by approximately $2,975,000 during the first nine months of fiscal year 2009. Accrued payroll liabilities increased by approximately $583,000. This increase consisted of an increase to accrued salaries and payroll taxes of approximately $2,073,000 due to the timing of our bi-weekly payroll and an increase to accrued bonus of approximately $3,169,000 for our fiscal year 2009 bonus plans. The increase to accrued salaries was partially offset by bonus payments of approximately $2,751,000, accrued at the end of fiscal year 2008, and payments for accrued vacation of approximately $1,181,000 due to a change in our vacation policy.

Net cash from investing activities. Net cash used in investing activities during the first nine months of fiscal year 2010 was approximately $3,126,000. Net cash used in investing activities during the same period of fiscal year 2009 was approximately $9,944,000.

We paid approximately $24,690,000 related to the acquisition of Seismic. We acquired cash of approximately $363,000 from Seismic.

During the first nine months of fiscal year 2010, we purchased approximately $54,486,000 of investment securities; approximately $69,790,000 matured and $8,961,000 were sold. During the same period of fiscal year 2009, we purchased approximately $52,112,000 of investment securities and approximately $45,725,000 matured.

Net cash from financing activities. Net cash used in financing activities during the first nine months of fiscal years 2010 and 2009 was approximately $5,921,000 and approximately $2,352,000, respectively. The sources of cash from financing activities were from the purchase of common stock under our ESPP and the cash received from stock option exercises. During the first nine months of fiscal year 2010, cash from purchases under our ESPP declined by approximately $896,000 as compared to fiscal year 2009 due to less participation in our ESPP.

Term loan payments during the first nine months of fiscal year 2010 included a payment of approximately $1,240,000 for the loan balance acquired from Seismic.

Our sources of cash are primarily from operating activities, employee stock activities, and investing activities. At July 30, 2010, we held in our investment portfolio approximately $20,680,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with AA/AAA/SP-1 (Standard & Poor’s), Aa/Aaa/ MIG-1 (Moody’s), and AA/AAA/F-1 (Fitch) rated issuers.

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

Borrowing Arrangements

Revolving line of credit. We entered into a new revolving line of credit (Line of Credit) on February 22, 2010, under which Wells Fargo Bank (Wells Fargo) could advance funds to us, up to a maximum principal amount of $35 million. For borrowings under the new Line of Credit we have the option to bear interest at either Wells Fargo’s reference rate or at a fixed rate per annum equal to 2.5% above the London Inter-Bank Offered Rate (LIBOR), and interest on those borrowings is payable monthly. The Line of Credit expires on February 12, 2012.

As a subfeature under the Line of Credit, Wells Fargo may issue standby letters of credit for us, provided that the aggregate amount of all outstanding letters of credit shall not at any time exceed $3,000,000. At July 30, 2010, we had three standby letters of credit under the Line of Credit, totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at July 30, 2010. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at July 30, 2010. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000 at July 30, 2010. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for future letters of credit was $1,593,000 and the total amount available for borrowing was approximately $33.6 million at July 30, 2010. No fees or interest were associated with this unused portion.

As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our inventory, equipment, and accounts receivable.

Term loan and interest rate swap. In connection with the 2005 acquisition of Dynamics Technology, Inc. (DTI), we entered into a term loan with Wells Fargo, in the original principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan). The Term Loan bears interest at a fixed rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (0.35% at July 30, 2010). The Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

Under the Line of Credit and the Term Loan, we are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of July 30, 2010, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects earnings. At July 30, 2010, the effective portion of the cash flow hedge was a deferred loss of approximately $117,000 on a gross basis. The deferred loss net of taxes was approximately $71,000 and was included in other comprehensive income and long-term liabilities on our balance sheet. During the three months and nine months ended July 30, 2010, we recognized losses related to the hedge of approximately $12,000 and $32,000 in other comprehensive income, respectively. During the same periods for fiscal year 2009, we recognized losses related to the hedge of approximately $10,000 and $186,000 in other comprehensive income, respectively. During the three months and nine months ended July 30, 2010, we recognized interest expense of approximately $30,000 and $103,000, respectively, reclassified from other comprehensive income. During the same periods for fiscal year 2009, we recognized interest expense of $46,000 and $126,000, respectively, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $89,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced. We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of July 30, 2010.

Contractual Obligations

The following table sets forth our contractual obligations as of July 30, 2010 (in thousands).

	——————————— Payments Due by Period ———————————
Fiscal Year	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations	$26,954	$7,591	$10,112	$7,313	$1,938
Loan obligations – principal	2,858	1,429	1,429	—	—
Loan obligations – interest	184	136	48	—	—
Purchase obligations	4,886	4,886	—	—	—
Pyxis Earn-Out	3,750	3,750	—	—	—
Seismic Earn-Out	2,076 ----------	2,076 ----------	— ----------	— ----------	— ----------
Total	$40,708 =======	$19,868 =======	$11,589 =======	$7,313 =======	$1,938 =======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2010 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses.

The Seismic Earn-Out represents the fair value of the contingent liability related to the acquisition of Seismic as of July 30, 2010. If achieved, the maximum undiscounted payment of $2.5 million will be paid in cash.

The Pyxis Earn-Out represents the maximum contingent consideration that could be paid to the former shareholders of Pyxis, based upon the achievement of the targets identified in the purchase agreement dated September 1, 2009. We recognized a liability of approximately $856,000 for the portion of the Pyxis Earn-Out that was earned as of July 30, 2010.

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

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the consolidated financial results prepared under GAAP, we use a non-GAAP conforming, or non-GAAP, measure that is GAAP net income and earnings per share adjusted to exclude certain costs related to completed acquisitions including the transaction costs, the amortization of intangibles, retention bonuses, and compensation expense related to a potential earn-out. Non-GAAP net income and earnings per share gives an indication of the baseline performance before acquisition expenses that are considered by management to be outside the core operating results. These measures are not in accordance with, or an alternative for, GAAP and may be materially different from non-GAAP measures used by other companies. Non-GAAP net income is computed by adjusting GAAP net income for acquisition-related expenses. These non-GAAP results should be read only in conjunction with the consolidated financial statements prepared in accordance with GAAP. AST management regularly uses supplemental non-GAAP financial measures to internally understand, manage, evaluate the business, and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning and forecasting future periods. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting the business. Management compensates for the limitations in the use of non-GAAP financial measures by relying on comparable GAAP financial measures and providing investors with a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures. Below is the reconciliation between net income on a GAAP basis and non-GAAP net income for the third quarter and first nine months of fiscal year 2010 ended July 30, 2010.

		——— Three Months Ended ———		——— Nine Months Ended ———
		July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Contract Costs
GAAP contract costs		$40,078	$35,347	$114,928	$104,367
Non-GAAP acquisition expenses:
Compensation expense	c	(960) ----------	— ----------	(960) ----------	— ----------
Total non-GAAP acquisition expenses		(960) ----------	— ----------	(960) ----------	— ----------
Non-GAAP general and administrative expenses		$39,118 =======	$35,347 =======	$113,968 =======	$35,347 =======

General and Administrative Operating Expenses
GAAP general and administrative expenses		$6,224	$5,552	$19,872	$16,441
Non-GAAP acquisition expenses:
Transaction costs	a	(31)	(36)	(942)	(44)
Amortization of intangibles	b	(456)	(18)	(841)	(54)
Compensation expense	c	181 ----------	— ----------	(115) ----------	— ----------
Total non-GAAP acquisition expenses		(306) ----------	(54) ----------	(1,898) ----------	(98) ----------
Non-GAAP general and administrative expenses		$5,918 =======	$5,498 =======	$17,974 =======	$16,343 =======

Operating Expenses
GAAP operating expenses		$50,305	$44,656	$145,896	$131,437
Non-GAAP acquisition expenses:
Transaction costs	a	(31)	(36)	(942)	(44)
Amortization of intangibles	b	(456)	(18)	(841)	(54)
Compensation expense	c	(779) ----------	— ----------	(1,075) ----------	— ----------
Total non-GAAP acquisition expenses		(1,266) ----------	(54) ----------	(2,858) ----------	(98) ----------
Non-GAAP operating expenses		$49,039 =======	$44,602 =======	$143,038 =======	$131,339 =======

Operating Income
GAAP operating income		$6,105	$4,844	$16,757	$16,947
Non-GAAP acquisition expenses:
Transaction costs	a	31	36	942	44
Amortization of intangibles	b	456	18	841	54
Compensation expenses	c	779 ----------	— ----------	1,075 ----------	— ----------
Total non-GAAP acquisition expenses		1,266 ----------	54 ----------	2,858 ----------	98 ----------
Non-GAAP operating income		$7,371 =======	$4,898 =======	$19,615 =======	$17,045 =======

Net Income
GAAP net income		$3,564	$3,330	$9,999	$10,919
Non-GAAP acquisition expenses:
Transaction costs	a	31	36	942	44
Amortization of intangibles	b	456	18	841	54
Compensation expenses	c	779	—	1,075	—
Income tax effect on non-GAAP adjustments	d	(402) ----------	(17) ----------	(1,078) ----------	(34) ----------
Total non-GAAP acquisition expenses		864 ----------	37 ----------	1,780 ----------	64 ----------
Non-GAAP net income		$4,428 =======	$3,367 =======	$11,779 =======	$10,983 =======

Non-GAAP net income per common share:
Basic		$0.33	$0.26	$0.88	$0.84
Diluted		$0.33	$0.25	$0.87	$0.83

Number of shares used in calculating non-GAAP net income per common share:
Basic		13,150	12,947	13,103	12,851
Diluted		13,282	13,170	13,242	13,042
a.	Transaction Costs. Transaction costs are primarily legal, due diligence, and other consulting costs that are incurred directly as a result of the acquisition activities.
b.	Amortization of intangibles. Amortization of intangibles arises from current and prior acquisitions and is non-cash in nature.
c.	Compensation Expense. Compensation expense includes the retention and performance bonuses payable to the employees of the acquired Seismic and Pyxis businesses.
d.	Income tax effect on non-GAAP adjustments. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP adjustments on non-GAAP net income.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At July 30, 2010, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with AA/AAA/SP-1 (Standard & Poor’s), Aa/Aaa/ MIG-1 (Moody’s), and AA/AAA/F-1 (Fitch) rated issuers. Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 44 days as of July 30, 2010. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk associated with the current credit environment.

As of July 30, 2010, our total cash and investments balance that was sensitive to interest rate risk was approximately $ 26,884,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $32,000.

The following table summarizes our cash equivalents and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	July 30, 2010	October 31, 2009
Cash equivalents:
Money market funds	$6,204	$2,028
Available-for-sale securities:
Short-term municipal	20,180	43,454
Long-term municipal	500 ----------	2,129 ----------
	$26,884 =======	$47,611 =======

Term loan and interest rate swap. In connection with the 2005 acquisition of DTI, we entered into a Term Loan agreement in the original principal amount of $10 million with Wells Fargo Bank, the proceeds of which were used for acquisition financing. The Term Loan bears interest at an annual rate of 1.75% above LIBOR ( 0.35% at July 30, 2010).

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended July 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 18, 2009, we filed a complaint for patent infringement in the United States District Court for the Northern District of California, Case Number 3:09-cv-2180-SBA, against Emerging Market Communications, Paradise Datacom LLC, and ViaSat, Inc. On June 12, 2009, we filed an amended complaint adding EMC Satcom Technologies, Inc. as a defendant. All of the defendants have been served with the complaint and have answered; each asserts standard patent case defenses. On October 15, 2009, ViaSat, Inc. filed a counterclaim against us for infringement of two patents. On November 9, 2009, we answered those counterclaims, denying infringement and alleging that the ViaSat patents are invalid. On May 14, 2010, ViaSat amended its counterclaims against us to assert a third patent and to add third-party claims for patent infringement against our licensee, Comtech EFData. A claim construction hearing is scheduled for January 2011. No trial date has been set. The Court referred the parties to participate in settlement conferences with a Magistrate Judge in the Northern District of California. As to ViaSat and Paradise, the parties were unable to come to a resolution. A settlement conference with Emerging Market Communications and EMC Satcom Technologies was conducted on July 22, 2010, which resulted in a settlement agreement in principle which is being formalized. We do not anticipate a material impact on our financial condition or operations from the proposed settlement agreement if it is adopted in its current form. If we are unable to come to a resolution of the patent infringement claims with ViaSat and Paradise, we will continue to vigorously pursue our claims and defenses.

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

  Retaining Seismic customers and strategic partners and enhancing the relationship of the combined company with current and future Seismic customers and strategic partners
  Integrating and retaining the key employees acquired from Seismic, as well as retaining key employees of ours performing similar services to those offered by Seismic prior to the acquisition, including employees joining us from Pyxis
  Coordinating development activities to enhance the services offered by Seismic, Pyxis, and us, and to expand our software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and Intelligence Community
  Expanding the services offered by the combined company following the acquisition relating to cleared system software development, systems architecture, application performance management, web portal development, data management, and data mining, especially in light of rapidly evolving markets for those products and technologies
  Effectively managing the diversion of management’s attention from business matters to integration issues
  Combining development, sales, and marketing activities effectively and quickly
  Combining our business culture with the business culture of our acquired companies
  Enhancing the internal controls of the operations acquired in the acquisition

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

  The potential disruption of our existing business and the distraction of our management
  The risk that we are unable to expand our software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and Intelligence Community; enhance and expand our relationships with customers in this industry; and add additional services to the solutions we offer to our customers
  The risk that we are unable to retain key employees of Seismic, or key employees acquired from our acquisition of Pyxis, causing disruption to our ability to continue to offer the services offered by Seismic or Pyxis to its customers, generate revenues, and expand this business
  The risk that the costs and expenditures for retaining personnel, enhancing the internal controls and infrastructure required to integrate the acquired businesses with our operations, and integrating the businesses are greater than anticipated

Even if we are able to integrate the acquisition with our operations, there can be no assurance that the anticipated benefits will be achieved. The failure to achieve such benefits could adversely affect our business, results of operations, and financial condition.

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

Applied Signal Technology, Inc. /s/ James E. Doyle	September 7, 2010
James E. Doyle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Applied Signal Technology, Inc.
Index to Exhibits

Exhibit Number	Description of Document
4.1	Specimen Common Stock Certificate
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002