Form 10-K
period 2010-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2011-01-13
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 2010

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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, without par value Nasdaq Global Select Market.
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
Aggregate market value of the voting common stock held by non-affiliates of the registrant:

Common stock, without par value – $238,586,613 as of April 30, 2010, based on the closing price on such date for the registrant’s common stock reported by the NASDAQ Global Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of registrant’s common stock outstanding:
Common stock, without par value – 13,825,568 shares as of October 31, 2010.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part II, Item 5, and Part III of this Form10-K portions of its proxy statement expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Index
Applied Signal Technology Inc.

Part I

Item 1: Business

This annual report on Form 10-K contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by the use of terms such as “will,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “believes,” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance; are subject to certain risks, uncertainties, and assumptions that are difficult to predict; and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission ( SEC) after the date of the annual report. These SEC filings, as well as our latest annual report, can be obtained through our website at www.appsig.com. In addition, hard copies can be obtained free of charge through our investor relations department.

Description of the Business

Applied Signal Technology, Inc. (AST) is a leading provider of advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. We provide systems, products, and services in the areas of communications, signals intelligence (SIGINT), cyber intelligence, and sensor signature processing. Our SIGINT competencies include the collection and exploitation of communications intelligence (COMINT) and electronic intelligence (ELINT). Our cyber intelligence capabilities include high-speed network monitoring, deep packet inspection, and high-end software engineering services. Our sensor signature expertise includes processing information from electro-optic, sonar, radar, magnetic, and chemical sensors to detect changes in the environment and provide real-time alerts of potential threats.

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
  Cyber Intelligence. Our specialized systems, software, and analytics address sophisticated cyber space threats by creating a unique blend of proprietary intelligence techniques and advanced computer network solutions. We are developing a suite of high capacity network monitoring products to provide deep packet inspection to protect against the threat of cyber attacks. These complex systems identify and localize illicit activity on communication networks and provide the analysis and visualization tools necessary to produce meaningful results in time to make a difference.
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

We are incorporated in California. Our headquarters are located at 460 West California Ave., Sunnyvale, CA, 94086, and our telephone number at that address is (408) 749-1888. Our website address is www.appsig.com. The information posted on our website is not incorporated into this annual report. However, investors can obtain a copy of this annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the SEC, as well as a copy of our Code of Ethics, on our website free of charge. These filings are also available on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. The public may obtain information from the Public Reference Room by calling the SEC at 1-800- SEC-0330.

Agreement and Plan of Merger. On December 18, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”), with Raytheon Company, a Delaware corporation (“Raytheon”), and RN Acquisition Company, a California corporation and a wholly owned subsidiary of Raytheon (“Merger Sub”), pursuant to which, among other things, Merger Sub agreed to commence a cash tender offer (the “Tender Offer”) to acquire all outstanding shares of our common stock, for $38.00 per share (the “Offer Price”), net to the seller in cash, without interest thereon and subject to applicable withholding taxes. The Merger Agreement also provides that following consummation of the Tender Offer, Merger Sub will be merged with and into us (the “Merger”), with our company surviving the Merger as an indirect wholly-owned subsidiary of Raytheon. At the effective time of the Merger, all remaining outstanding shares of common stock not tendered in the Tender Offer (other than shares of common stock owned by us, Raytheon, or any of Raytheon’s subsidiaries) will be cancelled and converted into the right to receive the same Offer Price paid in the Tender Offer. All unvested stock options representing the right to purchase our common stock will vest and become exercisable on the date the Tender Offer is consummated. At the effective time of the Merger, each then outstanding option will be cancelled and will represent the right to receive an amount in cash equal to the excess, if any, of the Offer Price over the exercise price of such option.

The Tender Offer was commenced on December 30, 2010, and is scheduled to expire at 12:00 midnight, New York City time, on January 28, 2011, unless extended or earlier terminated. In the Tender Offer, each share of common stock accepted by Merger Sub in accordance with the terms and conditions of the Tender Offer will be exchanged for the right to receive the Offer Price. Raytheon shall cause Merger Sub to accept for payment, and Merger Sub shall accept for payment, all shares of common stock validly tendered and not validly withdrawn, pursuant to the terms and conditions of the Tender Offer, promptly following the Tender Offer’s expiration date.

Merger Sub’s obligation to accept for payment and pay for all shares of common stock validly tendered and not validly withdrawn pursuant to the Tender Offer is conditioned upon, among other things, the number of shares of our common stock tendered and not validly withdrawn prior to the end of a then-scheduled expiration date of the offer represents at least 76.3 percent of our common stock outstanding on such date (the “Minimum Condition”), the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction of certain other customary conditions as set forth in the Merger Agreement. In the event that the Minimum Condition is not met, and in certain other circumstances, the parties have agreed to complete the transaction through a one-step merger after receipt of shareholder approval.

We have also granted to Raytheon an irrevocable option (the “Top-Up Option”), which Raytheon may exercise immediately following consummation of the Tender Offer, to purchase from us the number of shares of common stock that, when added to the shares of common stock already owned by Raytheon or any of its subsidiaries following consummation of the Tender Offer, constitutes one share more than 90% of the shares then outstanding immediately after the issuance of the Top-Up Option shares, subject to applicable regulatory requirements and there being sufficient authorized shares available for issuance. If Raytheon, Merger Sub, and any of their respective affiliates acquire more than 90% of the outstanding shares of our common stock, including through exercise of the Top-Up Option, the Merger will be effected through the “short form” merger procedures available under California law.

The Merger Agreement contains certain termination rights for Raytheon and us including, with respect to our company, in the event that we receive a superior proposal (as defined in the Merger Agreement). In connection with the termination of the Merger Agreement under specified circumstances, including with respect to our entry into an agreement with respect to a superior proposal, we may be required to pay to Raytheon a termination fee equal to approximately $17.3 million and to reimburse Raytheon for up to $1 million of its out-of-pocket expenses.

The foregoing description of the Merger Agreement has been provided solely to inform investors of its terms. The representations, warranties, and covenants contained in the Merger Agreement were made only for the purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the Merger Agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, such representations, warranties, and covenants may have been qualified by certain disclosures not reflected in the text of the Merger Agreement, and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders of, or other investors in, AST. Our shareholders and other investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of AST, Raytheon, Merger Sub, or any of their respective subsidiaries or affiliates. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading.

Business Strategies

Our objective continues to be to grow our business as a leading provider of state-of-the-art ISR products, systems, and services. In order to accomplish this objective, we focus on three major strategies: solidifying our leadership in signal processing, improving our competitiveness, and expanding the business in our core ISR market. To do so, we anticipate the needs of the global security marketplace and invest in research and development to introduce new capabilities and products including offering high-end engineering services in support of major United States Government technology development initiatives.

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

Improve our competitiveness by:

  Strategic acquisitions. We acquired Seismic LLC (Seismic) during fiscal year 2010 and Pyxis Engineering, LLC (Pyxis) during fiscal year 2009. The acquisitions incrementally increased our engineering services.
  Reducing internal costs. When technical difficulty and specialized solutions determine the customer’s need, our technological capabilities often provide the basis for sole-source awards. During fiscal year 2010, we continued to focus on reducing our indirect costs through organizational consolidation.
  Implementing a new, multi-rate strategy. Historically, we have had success in capturing sole-source product development efforts. We intend to seek additional business opportunities as a specialized system integrator and by providing engineering services in order to enhance our competitiveness in these markets. In fiscal year 2010, we commenced implementation of a new multiple rate structure, which allows us to compete in these areas.
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

Expand the business in our core ISR market by:

  Developing flexible products. We believe a combination of our highly skilled staff and leading-edge technology offers opportunities into new programs and markets. We develop customized products that are tailored to meet the specific requirements of our customers. We use prior product development efforts to offer cost-effective solutions with a shortened time-to-market. We also see opportunity in implementing our next-generation signal processing in software product solutions, enabling customers to upgrade their signal collection capabilities without extensive hardware recapitalization costs.
  Migrating up the value chain from established product positions. In many of our programs, we provide knowledge of the signal source and threat environment, which can be leveraged to expand our participation and provide end-to-end responsibility for a payload subsystem or fully integrated sensor system. We believe we can leverage our unique domain knowledge to expand our products and services and serve as a system integrator on select opportunities.
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

Operating Divisions and Products

Within our one operating segment, we have organized our operations into three market-facing divisions to optimize management span of control and ensure a strong customer focus. Our three market-facing divisions, Broadband Communication Systems, Surveillance Systems, and Network Intelligence sell predominantly to one customer, the United States Government. In addition to these divisions, we operate a single Operations division for manufacturing our products, purchasing materials, and providing sustaining engineering support. The prices of each of the products and systems within our market-facing divisions may vary based on the level of customization required by our customers. The specific focus of our three market-facing organizations is described below.

Broadband Communication Systems

The Broadband Communication Systems Division provides proprietary broadband communication technology and network solutions for high-speed communications, primarily to Government customers. Our network solutions include the full spectrum of communication support equipment and software for bandwidth compression, encrypting and decrypting traffic, multiplexing and demultiplexing traffic from multiple communication streams, conducting deep packet inspection for network traffic monitoring and management, and performing real-time network quality assessment. Many of these products and systems use an advanced selection architecture (ASA) that incorporates custom and commercially available hardware and software in configurations capable of being readily adapted or upgraded to accommodate future signal formats at a reduced cost. This design methodology allows us to adapt our products and systems to the challenging requirements presented by quick-reaction missions. The benefits of our design methodology include shorter implementation schedules, flexibility, improved interoperability with other systems, and reduced operational costs to our customers.

Surveillance Systems

At the end of fiscal year 2010, we consolidated our Intelligence and Electronic Warfare Systems division and our Sensor Systems division into one market-facing division. The consolidation of these two divisions allows for more effective penetration of the Department of Defense (DOD) market.

In the current counterterrorism campaign, the United States Government is expanding the collection of signature information to aid in the detection and location of potential terrorist activities.

The Surveillance Systems Division provides advanced sensor signal processing solutions for space-based, airborne, terrestrial, and undersea sensor technologies. Our sensor processing products consist of advanced digital signal processing hardware and software to automatically process the results of raw sensor data to detect abnormalities of interest. We provide remote sensing by processing and analyzing information from sound to light spectrum sources including radar, magnetic, infrared, electro-optical, hyperspectral, and visible light.

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

Additionally, accurate and comprehensive information regarding foreign affairs and developments affecting international security has become increasingly important to the United States Government. We believe the political instability in certain regions around the world and ongoing counterterrorism campaigns have heightened the United States Government’s need to be able to monitor activities overseas. In order to obtain information about activities from foreign threats, the United States Government gathers and analyzes communication signals emanations. The Surveillance Systems Division now provides research and development for the collection and analysis of tactical wireless communications and electronic intelligence.

The ever-increasing commercial development of telecommunications equipment has led to a significant increase in the overall quantity of information communicated and an increase in the density of signals transmitted throughout the RF spectrum. This increase can be seen in the proliferation of radio, cellular, and digital signal telecommunications equipment and in the global information network (such as the Internet), resulting in a significant increase in the amount of information being communicated. Our tactical wireless COMINT systems automatically scan and process thousands of modern telecommunication signals to isolate and collect specific communications from targets of interest. Our products and systems are tailored for small tactical and hand-launched platforms and vehicles. Our miniature, low power systems can be used on a broad range of strategic and military platforms including aircraft, unmanned aerial vehicles (UAV), land-mobile vehicles, fixed-site installations, and relocatable land sites.

Our key COMINT products include wideband processors and collection products. These processors “groom” telecommunication signals for further processing by voice-grade channel (VGC) processors by adjusting for signal distortions that commonly occur during transmission. The two primary types of distortions that these processors correct are multipath interference (caused by the reception of a signal and its reflections) and co-channel interference (caused by the reception of multiple interfering signals). Our collection products include low-cost, small receivers that collect information in very complex signaling formats and optimize multiple antenna inputs to overcome co-channel interference and certain forms of multi-path interference.

Our ELINT and ESM products include a flexible product line developed to characterize enemy weapon systems and provide battlefield mapping and force protection by using unmanned aerial vehicles and smaller manned aircraft as standoff sensing platforms. Our equipment exploits the threat emitters in a small form factor to facilitate collection operations by using stealthy platforms.

Network Intelligence

At the beginning of fiscal year 2010, we formed a new market-facing division to address the emerging opportunities in cyber security, leveraging our legacy in communication signal processing. Our Network Intelligence Division brings an understanding of the global telecommunications network to the cyber domain. We leverage our knowledge of the network to provide systems, analytics, and services that enable our customers’ defensive and offensive cyber operations. We have solutions that provide dynamic, real-time characterization and monitoring of very high bandwidth cyber networks and cyber data streams. We believe that our solutions handle the traffic and demands of today’s largest broadband networks with less size and power than is required by commercially available equipment. Our services are typically offered on a time and materials basis. The prices of our services may vary based upon the skill level of technical talent required by our customers. In addition to the added staff and expertise acquired from Pyxis Engineering LLC (Pyxis) in fiscal year 2009, we acquired Seismic LLC during fiscal year 2010 to add to the capabilities of our Network Intelligence Division. Both of the companies that we acquired help us address emerging near-term opportunities by providing post-collection intelligence analysis tools such as human language technology, cloud computing, complex event processing, and advanced data operation. We utilize highly skilled software engineers to provide subcontract services to the U.S. intelligence community. These services protect sensitive networks and critical infrastructure as well as provide a range of capabilities applicable to both defensive and offensive network operations. Together, we provide technical experience from the signal source through to the analyst’s report.

Segments

We have reviewed our business operations and determined that we operate in a single homogeneous business segment. We sell similar products and services with similar economic characteristics to similar classes of customers, primarily to the United States Government, its agencies, or prime contractors for the United States Government. We have integrated the companies that we have acquired into our existing operating and financial reporting structure. Our CEO, who is the chief decision maker of our operations, reviews aggregate financial information for the Company as a whole. As the technologies and the operations of our market-facing divisions are highly integrated, he makes resource allocation decisions based on this aggregate financial information.

Customers

Since our inception, purchases by the United States Government have accounted for almost all of our revenues. These purchases occur in two ways: through contracts directly with the United States Government and subcontracts to prime contractors. Direct contracts with the United States Government accounted for approximately 66%, 65%, and 65% of revenues in fiscal years 2010, 2009, and 2008, respectively. The subcontracts to prime contractors with the United States Government accounted for approximately 30%, 30%, and 31% of revenues in fiscal years 2010, 2009, and 2008, respectively.

Our United States Government customers consist of military and intelligence agencies that have signal reconnaissance needs. Within our United States Government customers, we have contracts with approximately 40 different organizations, each with separate budgets and contracting authority.

The following table identifies the source of our revenues for fiscal years 2010, 2009, and 2008 by market.

	FY10	FY09	FY08
Intelligence	89%	83%	80%
Defense	8%	12%	16%
Commercial	3%	5%	4%
Foreign	— ---------	— ---------	— ---------
	100% ======	100% ======	100% ======
a dash (—) designates less than 1% revenue concentration

Foreign revenues consist of contracts directly with foreign governments or foreign companies.

Within the customer types, contracts with two intelligence community customers and one defense customer represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from all contracts with each significant customer.

	FY10	FY09	FY08
Intelligence community customer 1	40%	33%	25%
Intelligence community customer 2	38%	43%	50%
Largest defense customer	6% ---------	9% ---------	12% ---------
	84% ======	85% ======	87% ======

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

The following table identifies the allocation of revenues from all sources from which we generated revenue for fiscal years 2010, 2009, and 2008.

	FY10	FY09	FY08
Sole-source contracts	91%	89%	76%
Competitive-bid contracts	9% ---------	11% ---------	24% ---------
	100% ======	100% ======	100% ======

Sole-source and competitive-bid contracts can be fixed-price contracts, where we agree to deliver equipment for a fixed price and we assume the risk of cost overruns; cost-reimbursement contracts, where we are reimbursed for our direct and indirect costs and paid a negotiated profit; or time-and-materials contracts, where we recognize revenue by applying a negotiated billing rate to the level of effort. Historically, we achieve greater profit margins from our fixed-price contracts than from our cost-reimbursement and time-and-materials contracts. In recent years, our significant contracts have been cost-reimbursement contracts. In addition, we have two agreements for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with these agreements, operating income will increase by the same amount of revenue that we recognize.

The following table represents our revenue concentration during the respective periods by contract type.

	FY10	FY09	FY08
Cost-reimbursement contracts	74%	59%	69%
Time-and-materials contracts	15%	22%	18%
Fixed-price contracts	8%	16%	10%
Royalty contracts	3% ---------	3% ---------	3% ---------
	100% ======	100% ======	100% ======

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

	FY10	FY09	FY08
Next Generation ASA	20%	—	—
Tiffany	13%	21%	13%
Thunderdome	8%	—	—
ASA	—	18%	15%
High Beam	—	7%	15%
Stone Face II	—	6%	12%
Specter	— ---------	— ---------	5% ---------
	41% ======	52% ======	60% ======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: Next Generation ASA, ASA, Tiffany, and Stone Face II. Under the terms of this type of contract, the United States Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations. However, Thunderdome is a significant, individual DO within one of the IDIQ contracts listed above.

ASA is a time-and-materials contract. All of the other contracts referenced above were cost-reimbursement contracts.

We are subject to price redetermination on certain fixed-price United States Government contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. During fiscal years 2010, 2009, and 2008, the United States Government made no material claims against us for noncompliance with these regulations.

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

Backlog

Our backlog, which consists of anticipated revenues from the uncompleted portions of existing contracts and excludes unexercised contract options, was $152,171,000, $139,108,000, and $124,784,000, at October 31, 2010, 2009, and 2008, respectively. Anticipated revenues included in backlog may be realized over a multi-year period and include expected revenues from contracts that are fully funded as well as from contracts that are only partially funded. We include expected revenues from a contract in backlog when the contract is signed by us and by our customer. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in our contracts. (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, New Orders, and Backlog.”) Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual revenue to be expected for any succeeding period, and actual revenue for the year may not meet or exceed the backlog represented. We may experience significant cancellations of contracts that were previously booked and included in backlog.

Research and Development

We conduct R&D as part of our own R&D investment. We believe that our investment in R&D provides us with a significant competitive advantage. R&D expenses incurred by us were approximately $15,082,000, $14,482,000, and $13,116,000 in fiscal years 2010, 2009, and 2008, respectively. As a percent of revenue, R&D equated to 6.7%, 7.1%, and 7.0% in fiscal years 2010, 2009, and 2008, respectively.

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

Our current competitors include Argon ST, BAE Systems, The Boeing Company, General Dynamics, Harris Corporation, ITT Corporation, L-3 Communications, Lockheed Martin, Northrop Grumman, QinetiQ, Raytheon Company, Sierra Nevada Corporation, Science Applications International Corporation, and Thales

Proprietary Rights

The United States Government has rights to most of the technology that we have developed under Government contracts, including rights to permit other companies, including our competitors, to use this technology to develop products for the United States Government. To our knowledge, the United States Government has not exercised these rights related to our products.

As of October 31, 2010, we had six issued patents.We believe that, given the rapidly changing nature of signal collection and processing technology, our future success will depend primarily on the technical competence and creative skills of our personnel, rather than the legal protection afforded by patents. We attempt to protect our trade secrets and other proprietary information through agreements with customers, employees, and consultants, and through other security measures. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated, or circumvented; that any rights granted under these patents will provide us adequate protection; or that there will be sufficient resources to protect and enforce our rights. For example, we have filed a patent infringement claim and countersuits related to the claim have been filed against us. For further details, please see “Item 3: Legal Proceedings.” In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Although we do not believe that we are infringing upon the intellectual property rights of others, it is possible that such a claim will be asserted against us in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, we could experience loss or cancellation of customer orders, could experience product shipment delays, or could be subject to significant liabilities to third parties. If our products were found to infringe on a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to continue selling our products. Royalty or licensing agreements, if required, may not be available under acceptable terms or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a materially adverse effect on our business.

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

Additionally, all of our products and services are subject to United States export laws and regulations. Exports of commercial products, software, technology, and services are subject to controls under the Export Administration Regulations ( EAR) and exports of military products, software, technical data, and services are subject to controls under the International Traffic in Arms Regulations (ITAR). Our ability to export is dependent upon our ability to obtain the appropriate export authorization from the United States Government. If we are unable to receive the appropriate export authorization, we may be prohibited from selling our products and services internationally, which may limit our sales and may have a material, adverse effect on growing this portion of our business.

While compliance with applicable regulations has not adversely affected our operations in the past, we cannot be sure that we will continue to be in compliance in the future or that these regulations will not change, resulting in increased operational costs.

Employees

Our success is dependent on the skills and dedication of our employees. Our staff includes a mix of experienced professionals and recent college graduates who, together, provide experienced thought leadership with the latest technical skills to meet the challenges presented by our customers. As of December 6, 2010, we had 856 employees. Our business requires the majority of our technical employees to obtain and retain security clearances from the United States Government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. We have a United States Government-sanctioned security program that allows staff members to obtain appropriate clearances. Approximately 83% of our staff has security clearances. Our future success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, whose loss could adversely affect our business materially. We offer a robust employee benefits program and challenging work environment to maintain high employee morale.

Item 1A: Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and the related notes.

If the Merger contemplated by the Merger Agreement with Raytheon and Merger Sub does not occur, it could have a material adverse effect on our business, results of operations, and financial condition. On December 18, 2010, we entered into a Merger Agreement with Raytheon and Merger Sub. Under the terms of the Merger Agreement, on December 30, 2010, Merger Sub commenced a Tender Offer to purchase all outstanding shares of our common stock for the Offer Price. The Tender Offer is scheduled to expire at 12:00 midnight, New York City time, on January 28, 2011, unless the Tender Offer is extended. The Tender Offer is conditioned upon, among other things, satisfaction of the Minimum Condition, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. Following the successful completion of the Tender Offer, Merger Sub will merge with and into us and any shares of our common stock not tendered in the Tender Offer (except for shares of common stock owned by us, Raytheon, or any of Raytheon’s subsidiaries) will be cancelled and converted into the right to receive the same Offer Price paid in the Tender Offer. In the event that the minimum tender condition is not met, and in certain other circumstances, the parties have agreed to complete the transaction through a one-step merger after receipt of shareholder approval.

We cannot predict whether the closing conditions for the Tender Offer and the Merger set forth in the Merger Agreement will be satisfied, and the transactions contemplated by the Merger Agreement may be delayed or even abandoned before completion if certain events occur. The Merger Agreement may be terminated by us, on the one hand, or Raytheon, on the other hand, under certain circumstances, and termination of the Merger Agreement may require us to pay a termination fee of approximately $17.3 million to Raytheon and to reimburse Raytheon for up to $1 million of its out-of-pocket expenses. If the conditions to the transactions set forth in the Merger Agreement are not satisfied or waived pursuant to the Merger Agreement, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline; (ii) we will remain liable for the significant expenses that we have incurred related to the transaction, including legal and financial advisor fees, and may be required to pay the approximately $17.3 million termination fee and $1 million expense reimbursement; (iii) we may experience substantial disruption in our sales, research and development, and operating activities, and the loss of key personnel, customers, suppliers, and other third-party relationships, any of which could materially and adversely affect us and our business, operating results, and financial condition; and (iv) we may have difficulty attracting and retaining key personnel.

Until the closing of the transactions, it is possible that the focus of our management team and employees may be diverted, and that there may be a negative reaction to the Tender Offer and the Merger on the part of our customers, employees, suppliers, or other third-party relationships. The Merger Agreement also contains certain limitations regarding our business operations prior to completion of the Merger.

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

Our backlog as of October 31, 2010, was approximately $152.2 million and includes orders under awards that in some cases extend several years. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change; the program could be canceled; or a contract could be reduced, modified, or terminated early.

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

Stop-work orders could negatively impact our operating results and financial condition. Almost all of our contracts contain stop-work clauses that permit the Government or other contracting party, at any time, by written order, to stop work on all or any part of the work called for by the contract for a period of ninety days. Within the ninety-day period, the other contracting party may cancel the stop-work order and resume work or terminate all or part of the work covered by the stop-work order. There can be no assurance that stop-work orders will not be received in future periods. If we receive stop-work orders, our orders and backlog may be reduced, and we may fail to achieve anticipated revenues.

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

In addition, the programs we support and systems we develop, install, and maintain involve managing and protecting information involved in intelligence, national security, and other classified Government functions. A security breach by us or our employees in the course of our development, production, or service activities could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on critical classified systems for United States Government customers.

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

We implemented a new multi-rate structure in fiscal year 2009 that we believe should have several positive effects on our business. The DCAA performed initial reviews of our new rate structure without taking exception. However, we believe this new rate structure is subject to further audit. If the United States Government does not agree with our approach, our revenues and operating income could be reduced.

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

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products. It is possible that from time to time, other parties may assert patent, copyright, trademark, and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adverse to us, could significantly harm our business. Any claims, with or without merit, could result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. For example, we have filed a patent infringement claim and countersuits related to the claim have been filed against us. For further details, please see “Item 3: Legal Proceedings.” Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third-party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms, license a substitute technology, or redesign our products to avoid infringement, our business would be significantly harmed.

Risks Related to Acquisitions

We intend to continue to pursue selective acquisitions of businesses or complementary technologies, which could involve costs and other risks, and may not provide the expected benefits. Over the last several years, we have made acquisitions and investments in areas complementary to our historic COMINT offerings, such as our acquisition of Dynamics Technology, Inc., Pyxis Engineering LLC, and Seismic LLC and our research and development into the ELINT market. As a result, we have expanded our product offerings, approached new customers, and entered into new markets for advanced digital signal processing products, systems, and services in support of ISR for global security.

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

If any of these risks occurred, it could adversely affect our business, financial condition, and operating results. In addition, we may be unable to identify potential future acquisition candidates, or reach agreement on acceptable terms with potential acquisition candidates, adversely impacting our ability to grow by acquisition. If we do pursue and complete any acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions or that the market will not view such acquisitions positively. We may not be successful in our expansion of our products and markets, and may not realize the benefits of our investments in new markets.

We may be unable to successfully integrate the businesses of acquired companies.We will have to integrate the operations of any acquired company, including Seismic LLC, into our combined operations. Integration may require significant efforts, including the coordination of future development, sales, marketing efforts. We may find it difficult to integrate operations. Former customers of the acquired company may decline to do business with us. The challenges involved in the integration of the acquisition include, but are not limited to, the following:

  Retaining the customers and strategic partners of the acquired company and enhancing the relationship of the combined company with current and future customers and strategic partners of the acquired company
  Integrating and retaining the key employees from the acquired company as well as retaining key employees of ours performing similar services to those offered by the acquired company prior to the acquisition
  Coordinating development activities to enhance the services offered by the acquired company and us, and to expand our software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and intelligence community
  Expanding the services offered by the combined company following the acquisition relating to cleared system software development, systems architecture, application performance management, web portal development, data management, and data mining, especially in light of rapidly evolving markets for those products and technologies
  Effectively managing the diversion of management’s attention from business matters to integration issues
  Combining development, sales, and marketing activities effectively and quickly
  Combining our business culture with the business culture of the acquired company
  Enhancing the internal controls of the operations acquired in the acquisition

The merger with Seismic may fail to achieve the anticipated benefits. We have completed the acquisition of Seismic with the expectation that the acquisition will result in benefits to us, including expansion of our services business, entry into new markets and access to new customers, and expansion of relationships with existing customers, resulting in an increase in our revenues. Achieving these anticipated synergies and the potential benefits underlying our reasons for completing the acquisition will depend in part on the success of integrating the acquisition into our business. It is not certain that any of the anticipated benefits will be realized. Risks from an unsuccessful integration of the purchase include:

  The potential disruption of our existing business and the distraction of our management
  The risk that we are unable to expand our software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and Intelligence Community; enhance and expand our relationships with customers in this industry; and add additional services to the solutions we offer to our customers
  The risk that we are unable to retain key employees of Seismic, or key employees acquired from our acquisition of Pyxis, causing disruption to our ability to continue to offer the services offered by Seismic or Pyxis to its customers, generate revenues, and expand this business
  The risk that the costs and expenditures for retaining personnel, enhancing the internal controls and infrastructure required to integrate the acquired businesses with our operations, and integrating the businesses are greater than anticipate d

Even if we are able to integrate the acquisition with our operations, there can be no assurance that the anticipated benefits will be achieved. The failure to achieve such benefits could adversely affect our business, results of operations, and financial condition.

Since we have surpassed the 750-employee size standard eligibility for new awards under the Small Business Innovative Research (SBIR) program, any “small business” company we acquire will likely lose its eligibility to bid on new SBIR contracts once it is acquired by us. In addition, the imposition of Small Business Administration rules requiring small businesses to recertify as to their small business status before award of options or extensions to existing contracts may limit our ability to meet our growth objectives from acquired small businesses. For these or other reasons, we may be unable to retain key customers of acquired companies or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially, adversely affect our operating results.

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

We expect to incur significant costs associated with the acquisitions. We expect that our acquisitions could be of smaller companies, such as our acquisitions of Seismic and Pyxis, operating without a large infrastructure or robust internal controls. We will need to integrate the operations of these acquired companies, including Seismic and Pyxis, with our own operations, and ensure the development of appropriate controls and procedures commensurate with the controls and procedures with which we operate all of our other operations. We expect that we will incur direct transaction costs associated with such acquisitions, including direct costs of the acquisition as well as liabilities to be accrued in connection with the acquisition. In addition, we may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the acquisition is completed or the following quarters, to reflect costs associated with integrating the acquisition. There is no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition. If the benefits of the acquisition do not exceed the costs of the acquisition, our financial results may be adversely affected.

We may incur significant amounts of goodwill associated with acquisitions. We expect that any acquisition we complete will be accounted for by using the purchase method of accounting, such as in our acquisitions of Seismic LLC and Pyxis Engineering LLC. A portion of the purchase price in such acquisitions will be allocated to identifiable tangible and intangible assets and assumed liabilities based on valuation analysis of fair values at the date of consummation of the acquisition. Any excess purchase price will be allocated to goodwill. Goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. All other intangible assets are subject to periodic amortization. We evaluate the remaining useful lives of other intangibles each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. When the combined company performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

The acquisition of Seismic could be difficult to integrate, disrupt our business, dilute stockholder value, or harm our results of operations. We may acquire or make additional investments in complementary businesses, technologies, services, or products and enter into new lines of business if appropriate opportunities arise. The process of integrating any acquired business, technology, service, or product into our business and operations or entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. In developing and marketing the new line of business acquired, we will invest significant time and resources. External factors, such as competitive alternatives and shifting customer preferences, may also impact the successful implementation of this new line of business. Therefore, we may be unable to take full advantage of business opportunities for the software engineering, system and database administration, systems engineering, information assurance, and project management services for the Department of Defense and intelligence community, and we may encounter difficulties in meeting our expectations or the expectations of investors for the operating results of this business. Failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Our corporate offices, located in Sunnyvale, California, also serve as our primary research and development, engineering, production, marketing, and administrative center. In addition, we maintain eight additional offices within the United States. The following table lists the properties we lease, as of October 31, 2010.

City	State	Leased space (sq. ft.)	Lease Expiration Date
Sunnyvale	California	266,077	March 2012
Torrance	California	39,692	June 2015
Anaheim	California	15,000	October 2016
Torrance	California	2,008	October 2011
Annapolis Junction	Maryland	61,038	April 2016
Salt Lake City	Utah	46,699	October 2014
Allen	Texas	32,000	February 2011
Herndon	Virginia	15,250	March 2011
Arlington	Virginia	9,523	June 2013

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

On May 18, 2009, we filed a complaint for patent infringement in the United States District Court for the Northern District of California, Case Number 3:09-cv-2180-SBA, against Emerging Market Communications, Paradise Datacom LLC, and ViaSat, Inc. On June 12, 2009, we filed an amended complaint adding EMC Satcom Technologies, Inc. as a defendant. All of the defendants have been served with the complaint and have answered; each asserts standard patent case defenses. On October 15, 2009, ViaSat, Inc. filed a counterclaim against us for infringement of two patents. On November 9, 2009, we answered those counterclaims, denying infringement and alleging that the ViaSat patents are invalid. On May 14, 2010, ViaSat amended its counterclaims against us to assert a third patent and to add third-party claims for patent infringement against our licensee, Comtech EFData. A claim construction hearing is scheduled for January 2011. No trial date has been set. The Court referred the parties to participate in settlement conferences with a Magistrate Judge in the Northern District of California. As to ViaSat and Paradise, the parties were unable to come to a resolution. A settlement conference with Emerging Market Communications and EMC Satcom Technologies was conducted on July 22, 2010, which resulted in a settlement agreement in principle, which is being formalized. We do not anticipate a material impact on our financial condition or operations from the proposed settlement agreement if it is adopted in its current form.If we are unable to come to a resolution of the patent infringement claims with ViaSat and Paradise, we expect to continue to vigorously pursue our claims and defenses.

On January 11, 2011, the Company received a copy of an unfiled complaint and was informed that a putative shareholder class action lawsuit has been, or will be, filed in the Superior Court of the State of California, County of Santa Clara, captioned Jarackas v. Applied Signal Technology, Inc., et al. (Case No. 111CV191643) against the Company, the members of its board of directors, Raytheon Company and RN Acquisition Company (the “Complaint”). The Complaint alleges that the members of the Company’s board of directors breached their fiduciary duties in connection with the board’s recommendation to the Company’s stockholders to accept the Offer, authorizing the Company to enter into the Merger Agreement and the disclosures regarding the Offer and the Merger. The Complaint seeks injunctive relief and does not seek an award of money damages. The Company believes the allegations are without merit and intends to defend vigorously the action.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

Part II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Selected Common Stock Data

Our common stock trades on the NASDAQ Global Select Market under the symbol “APSG.” As of October 29, 2010, the closing price of our common stock, as reported on NASDAQ, was $33.56, and we had approximately 487 registered shareholders of record. The following table sets forth the high and low closing prices for our common stock over the eight quarters ending October 31, 2010.

Closing Prices, as Reported on NASDAQ	High	Low
Fiscal year ended October 31, 2009
First quarter	$19.74	$13.65
Second quarter	$21.55	$16.93
Third quarter	$26.47	$17.81
Fourth quarter	$26.22	$20.49
Fiscal year ended October 31, 2010
First quarter	$21.08	$17.79
Second quarter	$19.96	$17.53
Third quarter	$21.44	$17.17
Fourth quarter	$33.56	$18.99

The company has paid dividends at the rate of $0.50 per share per annum, payable quarterly, since fiscal year 2004. Pursuant to the Merger Agreement, we have agreed not to declare or pay dividends. If the Merger Agreement is terminated, continued payment of the dividend will be subject to approval by the Board of Directors, and will be reviewed quarterly.

The continued payment of dividends and the amount thereof in the future will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board of Directors may deem relevant.

We did not repurchase any of our equity securities during the fourth quarter of fiscal year 2010 nor issue any securities that were not registered under the Securities Act of 1933.

Comparison of Shareholder Return

Set forth below is a line graph comparing the annual percentage in the cumulative total return on our common stock with the cumulative total return for the Standard & Poor’s MIDCAP 400 Index (S&P MIDCAP 400), the Standard and Poor’s Aerospace and Defense Index (S&P Aerospace and Defense), and the Russell 2000 Index (Russell 2000) for the five-year period commencing October 31, 2005, and ending on October 31, 2010.

	—————————— Cumulative Total Return ——————————
	10/05	10/06	10/07	10/08	10/09	10/10
Applied Signal Technology, Inc.	100.00	89.07	89.14	115.28	134.99	225.41
S&P Midcap 400	100.00	113.43	132.73	84.33	99.67	127.21
S&P Aerospace & Defense	100.00	128.51	166.69	105.66	112.98	141.96
Russell 2000	100.00	119.98	131.10	86.32	91.89	116.31
* Assumes that $100.00 was invested on 10/31/05 in our common stock and in each index, and that all dividends have been reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

This stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this stock performance graph by reference therein.

Item 6: Selected Financial Data

(In thousands, except per share data)

	————————— Year Ended October 31, —————————
Summary of Operations:	2010	2009	2008	2007	2006
Revenues from contracts	$218,573	$196,371	$181,147	$168,845	$161,193
Revenues from royalty agreements	6,656 ---------	6,244 ---------	5,184 ---------	1,530 ---------	720 ---------
Total revenues	$225,229	$202,615	$186,331	$170,375	$161,913
Operating expenses:
Contract costs	159,949	142,722	129,835	116,133	107,898
Research and development	15,082	14,482	13,116	14,204	19,165
General and administrative	28,046 ---------	22,541 ---------	30,593 ---------	28,734 ---------	25,978 ---------
Total operating expenses	203,077 ---------	179,745 ---------	173,544 ---------	159,071 ---------	153,041 ---------
Operating income	22,152	22,870	12,787	11,304	8,872
Interest income (expense), net	(116) ---------	223 ---------	761 ---------	683 ---------	315 ---------
Income before provision for income taxes	22,036	23,093	13,548	11,987	9,187
Provision (benefit) for income taxes	8,813 ---------	8,564 ---------	5,531 ---------	5,175 ---------	4,860 ---------
Net income	$13,223 ======	$14,529 ======	$8,017 ======	$6,812 ======	$4,327 ======
Cash dividends declared per common share	$0.50	$0.50	$0.50	$0.50	$0.50
Net income per common share:
Basic	$0.99	$1.11	$0.63	$0.56	$0.37
Diluted	$0.98	$1.10	$0.63	$0.55	$0.36
Number of shares used in calculating net income per common share:
Basic	13,130	12,890	12,475	12,100	11,739
Diluted	13,248	13,083	12,642	12,300	11,994
	————————— Year Ended October 31, —————————
Financial Position at End of Fiscal Year:	2010	2009	2008	2007	2006
Working capital	$69,787	$87,185	$82,614	$75,337	$67,188
Total assets	188,546	171,000	158,019	142,733	136,532
Long term debt	1,071	2,500	3,929	5,357	6,786
Retained earnings	69,088	62,600	54,626	52,953	52,272
Shareholders’ equity	149,463	139,025	124,733	114,836	105,630

Note: The financial results in fiscal year 2010 include the results of Seismic since its acquisition in April 2010. The financial results in fiscal year 2009 and thereafter include the results of Pyxis since its acquisition in September 2009.

In the first quarter of fiscal year 2010, we adopted new guidance issued by the staff of the Financial Accounting Standards Board (included in ASC Topic 260-10-45) on determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires us to include our unvested restricted stock awards, which have rights to receive dividends, as participating securities in the calculation of net income per share using the two-class method. We are required to apply this method retrospectively, and we have adjusted prior period calculations. For the year ended October 31, 2009, the adoption of this guidance decreased our previously reported basic net income per share and diluted net income per share by $0.02 and $0.01, respectively For the year ended October 31, 2008, the adoption of this guidance decreased our previously reported net income per share by $0.01 and had no impact on diluted net income per share. The adoption of this guidance had no impact on the net income and diluted net income per share for the years ended October 31, 2007, and 2006.

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

We have a firm foundation in broadband communications and anticipate continued strong activity in this core market. Over the next several years, we anticipate growth opportunities in tactical SIGINT and cyber intelligence as the Government recapitalizes its existing equipment with new technology and develops an integrated response to emerging cyber security threats. We continue to focus our operations on delivering strong program performance, meeting staffing requirements, maintaining a competitive cost structure, and expanding our marketplace. Our customers continue to come to us with new requirements for ISR solutions, weighted heavily toward new development efforts. A significant portion of our revenue continues to be generated by cost-reimbursable contracts.

Recent Acquisitions. In September of our fiscal year 2009, we acquired all of the outstanding membership interests in Pyxis Engineering LLC. This acquisition was accounted under the original accounting standard for business combinations. As of October 31, 2010, the total purchase price was approximately $20.4 million and the amount of the purchase price allocated to goodwill was approximately $17.0 million.

The sellers are entitled to additional consideration (the Pyxis Earn Out) based upon the performance of the business acquired from Pyxis during the 12-month period ending October 31, 2010 (Pyxis Earn-Out Period). Under the accounting rules in effect at the time of this acquisition, the contingent consideration increases the purchase price and goodwill in the period when the contingency is resolved.

As of October 31, 2010, the maximum amount of the Pyxis Earn Out was achieved, and we recorded liability of $3.75 million and increased goodwill by the same amount. On December 21, 2010, we paid eighty-four percent of the Pyxis Earn Out in AST common stock and 118,197 shares were issued. We paid the remaining portion in cash on December 29, 2010.

In addition, on December 15, 2010, we paid retention bonuses of approximately $0.6 million to the Pyxis employees who remained employees of AST through November 15, 2010. During fiscal year 2010 and fiscal year 2009, we recognized approximately $0.5 million and $0.1 million in operating expenses related to the Pyxis bonuses, respectively.

On April 28, 2010, we acquired all of the outstanding membership interests in Seismic LLC, and accounted for this purchase in accordance with the revised accounting standard for business combinations. Seismic has been engaged in cyber security solutions, software engineering, data management, and systems engineering and integration services for the Department of Defense and the intelligence communities. We believe this acquisition will complement our existing software and network services business in the defense and intelligence communities. In addition, we believe this acquisition will allow us the opportunity to expand our software and network services business into the emerging cyber security market.

The amount of goodwill recorded for Seismic as of the acquisition date, was approximately $21.5 million and reflected the value of the future engineering services revenue opportunities associated with the cyber security marketplace.

The preliminary purchase price was approximately $26.7 million, which includes cash consideration of $24.7 million and contingent consideration of approximately $2 million. Approximately $4.9 million that would otherwise be distributed to the sellers at closing was deposited into an escrow account to provide a fund against which we may make claims for damages, if any, based on the breaches of the representations made by Seismic in the purchase agreement. Fifty percent of the escrow account will be released on the one-year anniversary of the closing date and the remainder in 18 months from the closing date, net of any claims made by us against Seismic or the sellers under the terms of the purchase agreement.

The sellers are entitled to additional, contingent consideration (the Seismic Earn Out) based upon the performance of the business acquired from Seismic during the six-month period ending October 31, 2010 (the Initial Earn-Out Period), and the following six-month period ending April 30, 2011 (the Subsequent Earn-Out Period). The Seismic Earn Out is based on several key factors including the revenue recorded during both the Initial and Subsequent Earn-Out Periods, program fees earned during the Initial Earn-Out Period, and the backlog measured on the last day of the Initial Earn-Out Period.

During the Initial Earn-Out Period, program profits exceeded 12% of Seismic revenues and Seismic backlog was greater than $10 million on October 31, 2010. Therefore, the Earn-Out Distribution Amount will only be based on revenue recorded during both the Initial and Subsequent Earn-Out Periods.

We recorded a liability of $2 million reflecting the fair value of the anticipated Seismic Earn Out. This amount was also included in the preliminary purchase price. We estimated the fair value by using the expected cash flow approach with probability-weighted revenue inputs and using a discount rate of 5.6%. Changes in the fair value of the contingent liability are recognized in earnings in the period of the change through the settlement of the liability. In the second half of fiscal year 2010, we increased the liability for accretion due to the increased probability of achievement as well as the passage of time, and recognized $0.4 million in general and administrative expense, representing a total liability of $2.4 million.

On January 10, 2011, we paid the shareholders of Seismic an accelerated earn-out payment of approximately $2.5 million due to the Merger Agreement with Raytheon Company, as required by the terms of the agreement with Seismic.

Certain employees of Seismic are eligible to receive bonus payments up to a maximum total of $2.4 million upon achievement of performance targets. The performance targets include the achievement of the Seismic Earn Out, as well as individual goals related to employee retention, minimum hiring levels, and new customer relationships. These bonus payments also include a two-year service requirement from the recipients, with fifty percent of the bonus to be paid after one year of service and the remaining portion to be paid at the end of the service period.

In addition, substantially all of the Seismic employees are eligible to receive retention bonus payments if they remain employees of Applied Signal Technology, Inc. through the one-year anniversary of the acquisition. The aggregate amount that could be paid is approximately $1.0 million.

For fiscal year 2010, we recognized approximately $1.5 million of compensation expense for the retention and Earn-Out bonuses in our statement of operations.

We incurred approximately $1.1 million of transaction costs related to the Seismic acquisition during fiscal year 2010. These costs are included in general and administrative expenses within our statement of operations.

Subsequent events. On December 20, 2010, Raytheon and AST announced that the companies have signed a definitive merger agreement providing for the acquisition of AST by Raytheon for $38.00 per share in cash. The transaction was unanimously approved by the board of directors of both companies. Under the terms of the definitive merger agreement, Raytheon commenced a cash tender offer on December 30, 2010, to purchase all of our outstanding shares for $38.00 per share in cash. The closing of the tender offer is subject to customary terms and conditions, including the tender of a number of shares that, together with the number of shares already owned by Raytheon, constitutes at least 76.3% of our outstanding shares of common stock (on a fully diluted basis) and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In the event that the minimum tender condition is not met, and in certain other circumstances, the parties have agreed to complete the transaction through a one-step merger after receipt of shareholder approval.

As a result of the Merger Agreement, we expect to pay BofA Merrill Lynch a fee totaling approximately $8.8 million, of which $1 million was earned upon delivery of its opinion during the first quarter of fiscal year 2011, and the remaining portion of which will be payable upon the consummation of the merger. In addition, we also expect to incur approximately $1.5–2 million of additional transaction costs during the first quarter of fiscal year 2011.

On November 11, 2010, the Compensation Committee of the Board of Directors of AST approved a modification to Mr. Van Vleet’s stock agreement such that in the event of a Change in Control, as defined in the Company’s Executive Retention and Severance Plan (the “ERSP”), the vesting of forty percent (40%) of the number of unvested shares of restricted stock then held by Mr. Van Vleet shall accelerate (with such number coming first from the restricted stock grant made to Mr. Van Vleet in September 2010), with the remaining unvested shares subject to vesting in accordance with the original terms of grant and subject to acceleration in accordance with the terms of the ERSP.

On December 13, 2010, the Compensation Committee of the Board of Directors of AST approved certain amendments to the ERSP. The amendments (i) clarify the ERSP’s compliance with Section 409A of the Internal Revenue Code and the scope of the term “Good Reason” as defined in the ERSP, and (ii) extend the “Change in Control Period” as defined in the ERSP for unvested equity awards until the date occurring 24 months following a Change in Control (as defined by the ERSP). In addition, the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) was amended to provide for accelerated vesting in full of restricted stock awards in the event such holder is terminated without Cause (as defined in the 2004 Plan) or resigns for Good Reason (as defined in the 2004 Plan) within 24 months following a Change in Control as defined in the 2004 Plan. These amendments became effective as a result of the Merger Agreement.

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

Revenues and cost recognition. Our contracts are executed through written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products, and perform related services according to specifications provided by the customer. The majority of our contracts are accounted for following the authoritative guidance for construction-type and production-type contracts. We recognize revenue on a limited number of stand-alone software contracts following the guidance for software revenue. For these software contracts, we defer revenue that is related to billings and customer payments in advance of the completion of the performance requirements set forth in these contracts.

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

We account for cost-reimbursement contracts by charging actual labor, materials, and other direct costs, plus estimated indirect costs of operations as incurred, including overhead, R&D, and general and administrative expenses (incurred costs). Stock compensation expense is generally not reimbursable under these contracts. Beginning the first quarter of fiscal year 2009, we apply indirect costs to all subcontract costs.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending October 31, 2010, and October 31, 2009, were approximately $1,454,000 and $1,139,000, respectively. Approximately $1,139,000 of the October 31, 2009, balance was recognized as revenues during fiscal year 2010.

We have two royalty licensing agreements for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with these agreements, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $6,656,000, $6,244,000, and $5,184,000 to revenues and operating income during fiscal years 2010, 2009, and 2008, respectively.

Indirect rate variance adjustment to operations. We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are removed from contract costs, research and development, and general and administrative expenses, and are included in inventory as part of work in process during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become estimable. At the beginning of fiscal year 2009, we implemented a new indirect rate structure that changed the application of certain general and administrative expenses to contracts, which created a one-time increase to operating income of approximately $450,000 from fixed-price contracts.

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

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease the unfavorable indirect rate variance accumulated in inventory. Fee percentages on fixed-price and time-and-materials contracts will generally decline as a result of any increase to indirect costs. Fee percentages on active cost-reimbursable contracts will generally be unaffected as a result of any increase to indirect costs. Fee percentages on completed cost-reimbursable contracts will generally be reduced.If our rate variance is favorable, in general, the modification of our billing rates will typically decrease revenue and operating expenses, and decrease the favorable indirect rate variance accumulated in inventory. In this event, fee percentages on fixed-price and time-and-materials contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At the end of fiscal year 2010, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers. Consequently, we increased revenues by approximately $1,047,000 and operating expenses by approximately $1,532,000, which represented a reduction to operating income of approximately $485,000.

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

If we determine that the estimated market value of certain inventory is below cost, we will write down the inventory to the estimated market value. We did not record a write-down in fiscal year 2010. We recorded a write-down of approximately $422,000 during fiscal year 2009 to reflect the estimated market value of one inventoried product. This charge was included in contract costs in our statement of operations. Disposals associated with our raw materials are included in general and administrative expenses on the statement of operations. This is because we could use raw materials in a variety of situations other than contract costs, including R&D. Disposals of raw material inventory amounted to approximately $197,000 during fiscal year 2010 and were not significant during fiscal year 2009. Disposals of obsolete products amounted to approximately $155,000 during fiscal year 2010 and approximately $304,000 during fiscal year 2009.

Income taxes. We estimate our income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate can differ from the statutory rate primarily due to R&D credits, tax exempt interest, and manufacturing credits, offset by the non-tax-deductible nature of lobbying expense, meals and entertainment expense, and certain types of stock-based compensation expense. In addition, our process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing certain expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

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

Please refer to “Notes to Consolidated Financial Statements, Note 8: Income Taxes” for further information.

Price redetermination. As a Government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2010, 2009, or 2008.

Business combinations. Effective at the beginning of our fiscal year on November 1, 2009, we adopted the revised accounting standard, Business Combinations (ASC Topic 805). The revised standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It requires that contingent consideration be recognized at fair value at the date of the acquisition, and requires the capitalization of in-process research and development at fair value and the expensing of acquisition-related transaction costs as incurred.

We allocated the purchase prices of Pyxis and Seismic to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. We engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed and the fair value of the contingent consideration payable to the former shareholders of Seismic (the Seismic Earn Out). The valuation required management to make significant estimates and assumptions, especially with respect to intangible assets and the Seismic Earn Out.

Management made estimates of fair value based upon assumptions believed to be reasonable. These estimates were based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing the contingent consideration for the Seismic Earn Out included the probability of achieving target levels of revenues for the acquired business. In accordance with the revised standard for business combinations, the fair value of the Seismic Earn Out was included as part of the initial purchase price, and is re-measured at each balance sheet date. The adjustments to fair value are recorded to operating expense.

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

We passed the first step of our annual impairment test for fiscal year 2010. In addition, there were no indicators of impairment as of October 31, 2010.

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

There were no indicators of impairment as of October 31, 2010.

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

We have an Employee Stock Purchase Plan (ESPP) with a six-month offering period. For offering periods beginning prior to December 1, 2008, the ESPP allowed employees to purchase shares of common stock at 85% of the closing stock price at the lower of either the date of enrollment or the date of purchase. In 2008, the Board of Directors increased the purchase price and eliminated the look-back provision for offering periods beginning on or after December 1, 2008. The purchase price for participants is now 95% of the closing stock price on the date of purchase, and therefore, the ESPP is non-compensatory. The remaining expense related to the final compensatory award under the ESPP was recognized in the first quarter of fiscal year 2009.

The following table sets forth the total stock-based compensation expense resulting from the grant of stock options, restricted stock awards, and purchases under the ESPP included in our condensed consolidated statements of operations (in thousands, except share data).

	——— Year Ended October 31, ———
	2010	2009	2008
Contract costs	$1,225	$1,397	$2,747
Research and development	51	76	177
General and administrative	779 ---------	763 ---------	1,855 ---------
Stock-based compensation expense before income taxes	$2,055	$2,236	$4,779
Income taxes	(775) ======	(727) ======	(1,029) ======
Stock-based compensation expense after income taxes	$1,280	$1,509	$3,750
Reduction to basic net income per share	$0.10	$0.12	$0.30
Reduction to diluted net income per share	$0.10	$0.12	$0.30

The decrease to our stock-based compensation expense in fiscal year 2009 is primarily due to the non-compensatory nature of our ESPP Plan, effective December 1, 2008. In addition, fiscal year 2008 includes additional compensation expense of approximately $304,000 related to the modification of certain equity awards held by our former Chairman and Chief Executive Officer in connection with his severance agreement.

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

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands).

October 31, 2010 ————————— Fair Value Measurements —————————
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash equivalents:
Money market funds	$531	$—	$—	$531
Available-for-sale securities:
Short-term municipal	— ---------	30,398 ---------	— ---------	30,398 ---------
Total assets	$531 =====	$30,398 =====	$— =====	$30,929 =====

Liabilities
Contingent consideration	$—	$—	$2,374	$2,374
Interest rate swap	— ---------	$56 ---------	— ---------	$56 ---------
Total liabilities	$— =====	$56 =====	$2,374 =====	$2,430 =====

October 31, 2009 ————— Fair Value Measurements —————
	Level 1	Level 2	Total Fair Value
Assets
Cash equivalents
Money market funds	$2,028	$—	$2,028
Available-for-sale securities:
Short-term municipal	—	43,454	43,454
Long-term municipal	— ---------	2,129 ---------	2,129 ---------
Total assets	$2,028 =====	$45,583 =====	$47,611 =====

Liabilities
Interest rate swap	$— ---------	$116 ---------	$116 ---------
Total liabilities	$— =====	$116 =====	$116 =====

As of October 31, 2010, our investment portfolio did not include investments in assets using Level 3 inputs, and we do not intend to purchase such investments in future periods.

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as municipal yield curves and credit ratings.

We have a contingent consideration liability that is payable to the shareholders of Seismic. We recorded $2 million in other accrued liabilities in our consolidated balance sheet based on future revenues projected over a one-year period from the date of acquisition of April 28, 2010. We estimated the fair value of this liability by using the expected cash flow approach with probability-weighted revenue inputs. In the second half of fiscal year 2010, we increased the liability for accretion due to the increased probability of achievement as well as the passage of time, and recognized $327,000 in general and administrative expense. The fair value of the Seismic Earn Out was also included in the preliminary purchase price. Please refer to “Notes to Consolidated Financial Statements, Note 4: Business Combinations” for further information on the terms of the agreement as it pertains to the contingent consideration.

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

Allowance for bad debt. Since the majority of our revenues are generated from the United States Government, its agencies, or prime contractors for the United States Government, we regard the credit risk of our business to be minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during fiscal years 2010, 2009, and 2008.

Operating Results – Fiscal Years Comparison

The following table sets forth, for the periods indicated, statements of operations data as a percentage of revenues from contracts, and, at the end of each period indicated, our backlog.

	—— Year Ended October 31, ——
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Contract costs	71.0%	70.4%	69.7%
Research and development	6.7%	7.2%	7.0%
General and administrative	12.4% ---------	11.1% ---------	16.4% ---------
Total operating expenses	90.1% ---------	88.7% ---------	93.1% ---------
Operating income	9.9%	11.3%	6.9%
Interest income (expense), net	(0.1)% ---------	0.1% ---------	0.4% ---------
Income before provision for income taxes	9.8%	11.4%	7.3%
Provision for income taxes	3.9% ---------	4.2% ---------	3.0% ---------
Net income	5.9% =====	7.2% =====	4.3% =====

Backlog (thousands of dollars)	$152,171	$139,108	$124,784

Revenues

Revenues were approximately $225,229,000, $202,615,000, and $186,331,000 for fiscal years 2010, 2009, and 2008, respectively. Revenues increased by 11.2% during fiscal year 2010 over fiscal year 2009 and increased by 8.7% during fiscal year 2009 over fiscal year 2008.

Revenues generated by our development programs increased by approximately $38,279,000 in fiscal year 2010 compared to the same period in fiscal year 2009. The increase was primarily due to an increase in our network intelligence business area that included revenues generated from Seismic of approximately $13,361,000 and Pyxis contracts of approximately $17,362,000. Revenues from development programs increased by approximately $3,735,000 during fiscal year 2009 compared to the same period in fiscal year 2008. This increase included revenues generated from Pyxis of approximately $2,246,000.

Product sales decreased by approximately $16,077,000 during fiscal year 2010 compared to the same period in fiscal year 2009. During fiscal year 2009, our product sales increased by approximately $11,488,000 compared to fiscal year 2008.

We have two royalty agreements for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with these agreements, operating income will increase by the same amount of revenue that we recognize. Revenues from royalties increased by approximately $412,000 during fiscal year 2010 over fiscal year 2009, and increased by approximately $1,060,000 during fiscal year 2009 over fiscal year 2008.

The following table represents our revenue concentration (as a percentage of total revenues) during the respective periods by revenue type.

	FY10	FY09	FY08
Development revenues	92%	83%	88%
Product revenues	5%	14%	9%
Royalty revenues	3% ---------	3% ---------	3% ---------
	100% ======	100% ======	100% ======

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

	FY10	FY09	FY08
Cost-reimbursement contracts	74%	59%	69%
Time-and-materials contracts	15%	22%	18%
Fixed-price contracts	8%	16%	10%
Royalty contracts	3% ---------	3% ---------	3% ---------
	100% ======	100% ======	100% ======

The following table represents the revenue concentration of our significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	FY10	FY09	FY08
Next Generation ASA	20%	—	—
Tiffany	13%	21%	13%
Thunderdome	8%	—	—
ASA	—	18%	15%
High Beam	—	7%	15%
Stone Face II	—	6%	12%
Specter	— ---------	— ---------	5% ---------
	41% ======	52% ======	60% ======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: Next Generation ASA, Tiffany, ASA, and Stone Face II. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations. However, Thunderdome is a significant, individual DO within one of the IDIQ contracts listed above.

ASA is a time-and-materials contract. All of the other contracts referenced above were cost-reimbursement contracts.

The following table identifies the source of our revenues (as a percentage of total revenues) for fiscal years 2010, 2009, and 2008 by market.

	FY10	FY09	FY08
Intelligence	89%	83%	80%
Defense	8%	12%	16%
Commercial	3%	5%	4%
Foreign	— ---------	— ---------	— ---------
	100% ======	100% ======	100% ======
a dash (—) designates less than 1% revenue concentration

Within the customer types, contracts with two intelligence community customers and one defense customer represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from all contracts with each significant customer.

	FY10	FY09	FY08
Intelligence community customer 1	40%	33%	25%
Intelligence community customer 2	38%	43%	50%
Largest defense customer	6% ---------	9% ---------	12% ---------
	84% ======	85% ======	87% ======

Revenues from the United States Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY10	FY09	FY08
Direct purchases	66%	65%	65%
Subcontracts	30% ---------	30% ---------	31% ---------
	96% ======	95% ======	96% ======

New Orders and Backlog

We received new orders of approximately $221,614,000, $210,285,000, and $185,139,000 during fiscal years 2010, 2009, and 2008, respectively. Our backlog consists of the uncompleted portions of existing contracts (excluding unexercised contract options). At the end of fiscal year 2010, ending backlog was approximately $152,171,000. Reported backlog includes both funded and unfunded portions of contract values. There is no assurance or obligation that contracts will be fully funded. To the extent that contracts are not fully funded, there will be a reduction to backlog in a future period. The fiscal year 2010 backlog represents a 9.4% increase to the backlog of $139,108,000 at the end of fiscal year 2009. The fiscal year 2009 backlog represents an 11.5% increase to the backlog of $124,784,000 at the end of fiscal year 2008, primarily due to the backlog acquired from Pyxis of $8,648,000.

Contract Costs

Contract costs consist of direct costs incurred in the performance of contracts, including labor, materials, and overhead costs. Contract costs were approximately $159,949,000, or 71.0% of revenues, in fiscal year 2010 compared to approximately $142,722,000, or 70.4% of revenues, in fiscal year 2009, and approximately $129,835,000, or 69.7% of revenues, in fiscal year 2008. Contract costs increased in absolute dollars due to the increase in revenues, and increased slightly as a percentage of revenues during fiscal years 2010, 2009, and 2008. The increase in costs during fiscal year 2010 compared to fiscal year 2009 was primarily due to contract activity related to our development contracts. In addition, compensation expense payable to the employees of Seismic and Pyxis increased contract costs by approximately $1,463,000 during fiscal year 2010. Contract costs increased in absolute dollars during fiscal year 2009, primarily due to increased contract activity related to our development contracts, offset by reductions to contract costs from pre-contract activity of approximately $2,356,000, inventory write-downs of approximately $907,000, and stock-based compensation expense of approximately $1,350,000.

Research and Development Expenses

We invest our R&D expenses based on an annual targeted percentage of revenues. Company-directed investment in R&D expenses were approximately $15,082,000, or 6.7% of revenues, in fiscal year 2010 compared to approximately $14,482,000, or 7.1% of revenues, in fiscal year 2009 and approximately $13,116,000, or 7.0% of revenues, in fiscal year 2008. R&D expenses declined as a percentage of revenues due to the increase in revenues associated with Seismic contracts.

General and Administrative Expenses

General and administrative (G&A) expenses include administrative salaries, costs related to marketing and proposal activities, costs related to product warranties, and other administrative costs. General and administrative expenses were approximately $28,046,000, or 12.4% of revenues, in fiscal year 2010 compared to approximately $22,541,000, or 11.1% of revenues, in fiscal year 2009 and approximately $30,593,000, or 16.4% of revenues, in fiscal year 2008. G&A expenses were higher in absolute dollars and as a percentage of revenue during fiscal year 2010 compared to fiscal year 2009 primarily due to an increase in acquisition-related expenses totaling approximately $2,567,000. G&A expenses decreased in absolute dollars and as a percentage of revenue during fiscal year 2009 compared to fiscal year 2008, primarily due to the change in our indirect rate structure for fiscal year 2009. In addition, stock-based compensation declined by approximately $1,092,000 during fiscal year 2009, compared to fiscal year 2008.

Interest Income and Other, Net

Interest income and other, net for fiscal year 2010, was approximately $197,000 compared to approximately $676,000 and $1,296,000 of interest income in fiscal years 2009 and 2008, respectively. Interest income has decreased in fiscal years 2010 and 2009 primarily due to lower average yields within our investment portfolio. In addition, we used cash to acquire Seismic, LLC in 2010 and Pyxis Engineering LLC in 2009, reducing our investment balance and corresponding interest income. Please refer to “Notes to Consolidated Financial Statement Note 4: Business Combination” for further information.

Interest Expense

Interest expense for fiscal year 2010 was approximately $313,000 compared to approximately $453,000 and $535,000 in fiscal years 2009 and 2008, respectively. Interest expense has declined in fiscal years 2010 and 2009 due to the reduction to our Term Loan with Wells Fargo through scheduled principal payments.

Provision for Income Taxes

Our provision for income taxes for fiscal years 2010, 2009, and 2008 resulted in income tax expense of approximately $8,813,000, $8,564,000, and $5,531,000, respectively. The effective tax rate for fiscal years 2010, 2009, and 2008 were approximately 40%, 37%, and 41%, respectively. The increase in our tax rate in fiscal year 2010, compared to fiscal year 2009 is primarily due to a reduction in research and development credits and a decline in tax-exempt interest.

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

Analysis of Liquidity and Capital Resources

Our primary sources of liquidity during fiscal year 2010 were cash flows generated from operations, the issuance of common stock through exercise of options granted under our employee stock option plans, and stock purchases under our ESPP. We have reduced option grants in favor of restricted stock awards and have modified our ESPP. As a result of the modification to our ESPP, participation has significantly declined and therefore cash received from the issuance of common stock under our ESPP has declined in 2010.

Cash from operating activities. Net cash from operating activities has fluctuated significantly from year to year. Net cash provided by operating activities was approximately $22,895,000, $17,169,000, and $28,163,000 in fiscal years 2010, 2009, and 2008, respectively. The year-to-year variances are primarily the result of changes in net income and operating assets and liabilities.

Net income for fiscal year 2010 was approximately $13,223,000, a $1,306,000 decrease from fiscal year 2009. Net income for fiscal year 2009 was approximately $14,529,000, an increase of $6,512,000 from fiscal year 2008.

Accounts receivable balances decreased by approximately $2,284,000 during fiscal year 2010, increased by approximately $2,914,000 during fiscal year 2009, and decreased by approximately $4,361,000 during fiscal year 2008. During fiscal year 2010, we generated revenues of approximately $225,229,000 and collected approximately $228,136,000. During fiscal year 2009, we generated revenues of approximately $196,371,000 and collected approximately $196,888,000. During fiscal year 2008, we generated revenues of approximately $186,331,000 and collected approximately $191,443,000. Our accounts receivable collections improved during fiscal year 2010 despite certain delays in the Government payment process during the second quarter of fiscal year 2010.

Inventories, prepaid expenses, and other assets increased by approximately $2,579,000 in fiscal year 2010, decreased by approximately $482,000 and increased by approximately $2,697,000 in fiscal years 2009 and 2008, respectively. During fiscal year 2010, inventory balances increased by approximately $1,844,000, due to a combined increase to our work-in-process and finished goods inventory of approximately $2,042,000, in anticipation of future contracts. During fiscal year 2009, inventory balances increased by approximately $237,000 due to an aggregate increase to our work-in-process and finished goods balance of approximately $691,000 partially offset by a reduction due to an inventory write-down of approximately $422,000. In addition, prepaid income taxes increased by approximately $576,000.

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

During fiscal year 2008, inventory balances increased by approximately $2,196,000. The increase in inventory included an increase to work-in-process inventory by approximately $3,642,000, primarily associated with two products, and a reduction due to an inventory write-down of approximately $1,329,000. Current deferred tax assets increased by approximately $3,643,000 primarily due to an increase of approximately $1,125,000 associated with unrecognized tax benefits recorded during fiscal year 2008, and a reclassification from long-term deferred tax assets of approximately $1,025,000 associated with our net operating loss carryforward. Our pre-contract costs decreased by approximately $3,182,000 primarily due to our ability to obtain funding for the ASA contract.

Accounts payable, taxes payable, accrued payroll liabilities, and other accrued liabilities balances increased by approximately $932,000 in fiscal year 2010, decreased in fiscal year 2009 by approximately $3,141,000, and increased in fiscal year 2008 by approximately $5,454,000. Accounts payable increased during fiscal year 2010 by approximately $1,470,000 due to normal timing of vendor payments. Accrued payroll liabilities decreased by approximately $205,000 primarily due to a decline in accrued salaries of approximately $540,000 and accrued severance of approximately $398,000. The decline was partially offset by an increase to accrued bonuses of approximately $804,000. Our fiscal year 2010 bonus accrual was approximately $5,028,000. In addition, we accrued approximately $1,660,000 associated with the retention and performance bonus plans for the former employees of Seismic and Pyxis. The bonus accruals were offset by bonus payments of approximately $4,397,000, accrued at the end of fiscal year 2009, and approximately $1,077,000 for the liability acquired from Pyxis.

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

Cash from investing activities. Net cash used in investing activities during fiscal years 2010, 2009, and 2008 was approximately $14,087,000, $13,269,000, and $24,829,000, respectively.

During fiscal year 2010, we paid approximately $24,691,000 related to the acquisition of Seismic. We acquired cash of approximately $1,068,000 from Seismic.

During fiscal year 2010, we purchased approximately $75,287,000 of investment securities, approximately $80,785,000 matured and $8,961,000 was sold. Fiscal year 2010 property and equipment purchases included approximately $2,704,000 for leasehold improvements primarily associated with our facilities in Anaheim, California and Salt Lake City, Utah. In addition, we purchased approximately $1,762,000 for computer equipment and approximately $1,019,000 for test equipment.

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

During fiscal year 2008, we increased our investment in tax-exempt securities that were classified as short-term or long-term investments. Fiscal year 2008 property and equipment purchases included approximately $1,339,000 in computer equipment and approximately $1,247,000 in test equipment.

Cash from financing activities. Net cash used in financing activities during fiscal years 2010, 2009, and 2008 were approximately $7,387,000, $4,466,000, and $3,916,000, respectively.

The sources of cash from financing activities for fiscal years 2010, 2009, and 2008 were from the purchase of common stock under our ESPP and the cash received from stock option exercises. During fiscal year 2010, cash from purchases under our ESPP declined by approximately $896,000 as compared to fiscal year 2009 due to less participation in our ESPP. During fiscal year 2010, cash from option exercises declined by approximately $871,000.

During fiscal years 2010, 2009, and 2008, loan payments totaled approximately $2,669,000, $2,054,000, and $1,428,000, respectively. Term loan payments during fiscal year 2010 included a payment of approximately $1,240,000 for the loan balance acquired from Seismic. Term loan payments during fiscal year 2009 included a payment of approximately $625,000 for the loan balance acquired from Pyxis.

Dividend payments in fiscal year 2010 were the same as for fiscal years 2009 and 2008, at $0.50 per share per annum. Dividend payments were approximately $6,658,000, $6,507,000, and $6,290,000 in fiscal years 2010, 2009, and 2008, respectively. The year-over-year increases are due to increases in common stock outstanding resulting from activities associated with our stock compensation plans.

Cash is generated primarily from operating activities, employee stock activities, and investing activities. At October 31, 2010, we held in our investment portfolio approximately $30,398,000 of short-term and long-term municipal securities. Substantially all of our investments in the municipal securities are with AA/AAA/SP-1 (Standard & Poor’s), Aa/Aaa/ MIG-1 (Moody’s), and AA/AAA/F-1 (Fitch) rated issuers.

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

As a subfeature under the Line of Credit, Wells Fargo may issue standby letters of credit for us, provided that the aggregate amount of all outstanding letters of credit shall not at any time exceed $3,000,000. At October 31, 2010, we had three standby letters of credit under the Line of Credit, totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at October 31, 2010. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at October 31, 2010. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000 at October 31, 2010. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for future letters of credit was $1,593,000 and the total amount available for borrowing was approximately $33.6 million at October 31, 2010. No fees or interest were associated with this unused portion.

As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our inventory, equipment, and accounts receivable.

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of Dynamics Technology, Inc. (DTI), we entered into a term loan with Wells Fargo, in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (Term Loan). The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (0.26% at October 31, 2010). Our Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

Under the Line of Credit and Term Loan, we are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2010, we were in compliance with these covenants.

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2010, the effective portion of the cash flow hedge was a deferred loss of approximately $93,000 on a gross basis. The deferred loss net of taxes was approximately $56,000, and was included in other comprehensive income and long-term liabilities on our balance sheet. For the years 2010, 2009, and 2008, we recognized losses related to the hedge of $35,000, $210,000, and $232,000, respectively, in other comprehensive income. During fiscal years 2010, 2009, and 2008, we recognized interest expense of approximately $130,000, $168,000, and $58,000, respectively, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $76,000 of the loss to interest expense as principal on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2010.

Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2010 (in thousands).

	—————————— Payments Due by Period ——————————
Fiscal Year	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Operating lease obligations	$25,088	$7,616	$9,167	$6,950	$1,355
Loan obligations – principal	2,500	1,429	1,071	—	—
Loan obligations – interest	141	113	28	—	—
Purchase obligations	7,799	7,799	—	—	—
Pyxis Earn Out	3,750	3,750	—	—	—
Seismic Earn Out	2,374 ---------	2,374 ---------	— ---------	— ---------	— ---------
Total	$41,652 ======	$23,081 ======	$10,266 ======	$6,950 ======	$1,355 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2011 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses.

The Seismic Earn Out represents the fair value of the contingent liability related to the acquisition of Seismic as of October 31, 2010. On January 10, 2011, we paid the shareholders of Seismic an accelerated earn-out payment of approximately $2.5 million due to the Merger Agreement with Raytheon Company, as required by the terms of the agreement with Seismic.

The Pyxis Earn Out represents the contingent consideration that was paid during the first quarter of fiscal year 2011 to the former shareholders of Pyxis, based upon the achievement of the targets identified in the purchase agreement dated September 1, 2009.

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $346,000, $117,000, and $181,000 for fiscal years 2010, 2009, and 2008, respectively.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASC Update No. 2009-13, updating ASC Topic 605, Revenue Recognition. This update provides new standards for revenue recognition for arrangements with multiple deliverables. These new standards affect the determination of when the individual deliverables may be treated as separate units of accounting. Additionally, these new standards modify the method of allocating consideration to the deliverables. The relative fair value method based on selling prices will be required and the residual method of allocating arrangement consideration will no longer be permitted. These new standards are effective for our fiscal year beginning November 1, 2010. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASC Update No. 2009-14, updating ASC Topic 985, Software. This update provides new standards that amend the scope of previous software revenue guidance by excluding non-software components of tangible products and certain software components of tangible products. These new standards are effective for our fiscal year beginning November 1, 2010. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

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

Quarterly Results

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters ending October 31, 2010. In the opinion of management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except for common share and per common share data.

	————————————— 2009 —————————————					————————————— 2010 —————————————
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Revenues from contracts	$43,687	$51,618	$47,845	$53,221	$196,371	$46,613	$56,219	$ 54,494	$61,247	$218,573
Revenues from royalty agreements	1,697 ---------	1,882 ---------	1,655 ---------	1,010 ---------	6,244 ---------	1,467 ---------	1,944 ---------	1,916 ---------	1,329 ---------	6,656 ---------
Total revenues	$45,384	$53,500	$49,500	$54,231	$202,615	$48,080	$58,163	$56,410	$62,576	$225,229
Operating expenses:
Contract costs	31,531	37,489	35,347	38,355	142,722	34,000	40,850	40,078	45,021	159,949
Research and development	3,075	3,797	3,757	3,853	14,482	3,047	4,046	4,003	3,986	15,082
General and administrative	5,130 ---------	5,759 ---------	5,552 ---------	6,100 ---------	22,541 ---------	5,839 ---------	7,809 ---------	6,224 ---------	8,174 ---------	28,046 ---------
Total operating expenses	39,736 ---------	47,045 ---------	44,656 ---------	48,308 ---------	179,745 ---------	42,886 ---------	52,705 ---------	50,305 ---------	57,181 ---------	203,077 ---------
Operating income	5,648	6,455	4,844	5,923	22,870	5,194	5,458	6,105	5,395	22,152
Interest income (expense), net	112 ---------	69 ---------	41 ---------	1 ---------	223 ---------	(3) ---------	(34) ---------	(37) ---------	(42) ---------	(116) ---------
Income before provision (benefit) for income taxes	5,760	6,524	4,885	5,924	23,093	5,191	5,424	6,068	5,353	22,036
Provision (benefit) for income taxes	2,245 ---------	2,450 ---------	1,555 ---------	2,314 ---------	8,564 ---------	2,052 ---------	2,128 ---------	2,504 ---------	2,129 ---------	8,813 ---------
Net income	$3,515	$4,074	$3,330	$3,610	$14,529	$3,139	$3,296	$3,564	$3,224	$13,223
Net income, per common share
Basic	$0.27	$0.31	$0.25	$0.27	$1.11	$0. 24	$0.25	$0.27	$0.24	$0.99
Diluted	$0.27	$0.31	$0.25	$0.27	$1.10	$0.23	$0.24	$0.26	$0.23	$0.98
Number of shares used in calculating net income per common share
Basic	12,754	12,852	12,947	13,005	12,890	13,068	13,091	13,150	13,211	13,130
Diluted	12,932	13,033	13,170	13,213	13,083	13,216	13,230	13,282	13,350	13,248

In the first quarter of fiscal year 2010, we adopted new guidance issued by the staff of the Financial Accounting Standards Board (included in ASC Topic 260-10-45) on determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires us to include our unvested restricted stock awards, which have rights to receive dividends, as participating securities in the calculation of net income per share using the two-class method. We are required to apply this method retrospectively, and we have adjusted prior period calculations. For each quarter of fiscal year 2009, the adoption of this guidance decreased our previously reported basic net income per share by $0.01 and had no impact on the diluted net income per share. For fiscal year 2009, the adoption of this guidance decreased our previously reported basic net income per share and diluted net income per share by $0.02 and $0.01, respectively.

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

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the consolidated financial results prepared under GAAP, we use a non-GAAP conforming, or non-GAAP, measure that is GAAP net income and earnings per share adjusted to exclude certain costs related to acquisitions including the transaction costs, the amortization of intangibles, retention bonuses, and compensation expense related to a potential earn out. Non-GAAP net income and earnings per share gives an indication of the baseline performance before acquisition expenses that are considered by management to be outside the core operating results. These measures are not in accordance with, or an alternative for, GAAP and may be materially different from non-GAAP measures used by other companies. Non-GAAP net income is computed by adjusting GAAP net income for acquisition-related expenses. These non-GAAP results should be read only in conjunction with the consolidated financial statements prepared in accordance with GAAP. AST management regularly uses supplemental non-GAAP financial measures to internally understand, manage, evaluate the business, and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning and forecasting future periods. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting the business. Management compensates for the limitations in the use of non-GAAP financial measures by relying on comparable GAAP financial measures and providing investors with a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures. Below is the reconciliation between net income on a GAAP basis and non-GAAP net income for fiscal years 2010, 2009, and 2008.

		FY10	FY09	FY08
Contract Costs
GAAP contract costs		$159,949	$142,722	$129,835
Non-GAAP acquisition expenses:
Compensation expense	c	(1,463) ---------	— ---------	— ---------
Total non-GAAP acquisition expenses		(1,463) ---------	— ---------	— ---------
Non-GAAP contract costs		$158,486 ======	$142,722 ======	$129,835 ======

General and Administrative Expenses
GAAP general and administrative expenses		$28,046	$22,541	$30,593
Non-GAAP acquisition expenses:
Transaction costs	a	(1,305)	(186)	(13)
Amortization of intangibles	b	(1,218)	(188)	(454)
Compensation expense	c	(524) ---------	(106) ---------	— ---------
Total non-GAAP acquisition expenses		(3,047) ---------	(480) ---------	(467) ---------
Non-GAAP general and administrative expenses		$24,999 ======	$22,061 ======	$30,126 ======

Operating Expenses
GAAP operating expenses		$203,077	$179,745	$173,544
Non-GAAP acquisition expenses:
Transaction costs	a	(1,305)	(186)	(13)
Amortization of intangibles	b	(1,218)	(188)	(454)
Compensation expense	c	(1,987) ---------	(106) ---------	— ---------
Total non-GAAP acquisition expenses		(4,510) ---------	(480) ---------	(467) ---------
Non-GAAP operating expenses		$198,567 ======	$179,265 ======	$173,077 ======

Operating Income
GAAP operating income		$22,152	$22,870	$12,787
Non-GAAP acquisition expenses:
Transaction costs	a	1,305	186	13
Amortization of intangibles	b	1,218	188	454
Compensation expenses	c	1,987 ---------	106 ---------	— ---------
Total non-GAAP acquisition expenses		4,510 ---------	480 ---------	467 ---------
Non-GAAP operating income		$26,662 ======	$23,350 ======	$13,254 ======

Net Income
GAAP net income		$13,223	$14,529	$8,017
Non-GAAP acquisition expenses:
Transaction costs	a	1,305	186	13
Amortization of intangibles	b	1,218	188	454
Compensation expenses	c	1,987	106	—
Income tax effect on non-GAAP adjustments	d	(1,802) ---------	(183) ---------	(190) ---------
Total non-GAAP acquisition expenses		2,708 ---------	297 ---------	277 ---------
Non-GAAP net income		$15,931 ======	$14,826 ======	$8,294 ======

Non-GAAP net income per common share:
Basic		$1.19	$1.13	$0.66
Diluted		$1.18	$1.12	$0.65

Number of shares used in calculating non-GAAP net income per common share:
Basic		13,130	12,890	12,475
Diluted		13,248	13,083	12,642

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

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates. At October 31, 2010, our short-term and long-term securities consisted of municipal securities. Substantially all of our investments in the municipal securities are with AA/AAA/SP-1/ (Standard & Poor’s), Aa/Aaa/ MIG-1 (Moody’s), and AA/AAA /F-1 (Fitch) rated issuers. Our investment policy prohibits our investment in auction rate securities, mortgage-backed securities, and asset-backed securities. Insured municipal notes or bonds are also prohibited, with the exception of daily and weekly variable rate demand notes that contain a hard put feature.

The average days to maturity of our investment portfolio is 48 days, as of October 31, 2010. Due to the short-term nature of these cash investments and the ability to liquidate our investment portfolio, we do not believe that there is a material interest rate risk associated with the current credit environment.

As of October 31, 2010, our total cash and investments balance that was sensitive to interest rate risk was approximately $30,929,000. As a measurement of the sensitivity of our portfolio, if yields were to fluctuate by 100 basis points, the total effect to the investment portfolio balance would be approximately $41,000.

The following table summarizes our cash equivalents and short-term securities, at fair value, that are sensitive to interest rate risk (in thousands).

	2010	2009
Cash equivalents	$531	$2,028
Available-for-sale securities:
Short-term municipals	30,398	43,454
Long-term municipals	— ---------	2,129 ---------
	$30,929 ======	$47,611 ======

Term loan and interest rate swap. Effective July 1, 2005, and in connection with the acquisition of DTI, we entered into a Term Loan agreement in the original principal amount of $10 million with Wells Fargo, the proceeds of which were used for acquisition financing. At October 31, 2010, the remaining unpaid balance of the Term Loan was $2,500,000. The Term Loan bears interest at an annual rate of 1.75% above LIBOR (0.26% at October 31, 2010).

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

We have audited the accompanying consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2010, and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010. These financial statements are the responsibility of Applied Signal Technology, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Signal Technology, Inc. at October 31, 2010, and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Signal Technology, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
January 13, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Applied Signal Technology, Inc.

We have audited Applied Signal Technology, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Signal Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Applied Signal Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Signal Technology, Inc. as of October 31, 2010, and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010, and our report dated January 13, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
January 13, 2011

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended October 31,
	2010	2009	2008
Revenues from contracts	$218,573	$196,371	$181,147
Revenues from royalty agreements	6,656 ---------	6,244 ---------	5,184 ---------
Total revenues	225,229	202,615	186,331
Operating expenses:
Contract costs	159,949	142,722	129,835
Research and development	15,082	14,482	13,116
General and administrative	28,046 ---------	22,541 ---------	30,593 ---------
Total operating expenses	203,077 ---------	179,745 ---------	173,544 ---------
Operating income	22,152	22,870	12,787
Interest income and other, net	197	676	1,296
Interest expense	(313) ---------	(453) ---------	(535) ---------
Income before provision for income taxes	22,036	23,093	13,548
Provision for income taxes	8,813 ---------	8,564 ---------	5,531 ---------
Net income	$13,223 ======	$14,529 ======	$8,017 ======
Net income per common share
Basic	$0.99	$1.11	$0.63
Diluted	$0.98	$1.10	$0.63
Number of shares used in calculating net income per common share
Basic	13,130	12,890	12,475
Diluted	13,248	13,083	12,642
See accompanying notes.

Consolidated Balance Sheets
(in thousands except share information)

	October 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$5,523	$4,102
Short-term investments	30,398 ---------	43,454 ---------
Total cash, cash equivalents, and short-term investments	35,921	47,556
Accounts receivable:
Billed	35,299	26,630
Unbilled	12,755 ---------	20,433 ---------
Total accounts receivable	48,054	47,063
Inventory	10,222	8,378
Prepaid and other current assets	10,859 ---------	10,517 ---------
Total current assets	105,056	113,514
Property and equipment, at cost:
Machinery and equipment	49,098	46,517
Furniture and fixtures	4,714	4,756
Leasehold improvements	21,144	18,480
Construction in process	187 ---------	647 ---------
	75,143	70,400
Accumulated depreciation and amortization	(59,813) ---------	(55,405) ---------
Property and equipment, net	15,330	14,995
Long-term investment	—	2,129
Goodwill	58,470	33,158
Intangible assets, net of accumulated amortization	4,646	1,904
Long-term deferred tax asset	3,908	4,196
Other assets	1,136 ---------	1,104 ---------
Total assets	$188,546 ======	$171,000 ======

Consolidated Balance Sheets (continued)
(in thousands except share information)

	October 31,
	2010	2009
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,433	$6,807
Accrued payroll and related benefits	16,693	15,351
Note payable	1,429	1,429
Income taxes payable	—	444
Contingent consideration	6,124	—
Other accrued liabilities	2,590 ---------	2,298 ---------
Total current liabilities	35,269	26,329
Long-term note payable	1,071	2,500
Accrued rent	1,900	2,103
Other long-term liabilities	843	1,043
Shareholders’ equity:
Preferred stock, no par value: 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 35,000,000 shares authorized; issued and outstanding shares – 13,825,568 at October 31, 2010, and 13,211,462 at October 31, 2009	80,431	76,492
Retained earnings	69,088	62,600
Accumulated comprehensive income	(56) ---------	(67) ---------
Total shareholders’ equity	149,463 ---------	139,025 ---------
Total liabilities and shareholders’ equity	$188,546 ======	$171,000 ======
See accompanying notes.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended October 31,
	2010	2009	2008
Operating activities:
Net income	$13,223	$14,529	$8,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,080	6,361	6,138
Stock-based compensation	2,055	2,236	4,779
Excess tax benefits from stock-based payment arrangements	(100)	(384)	(37)
Changes in:
Accounts receivable	2,284	(2,914)	4,361
Income tax receivable	—	—	752
Inventory, prepaid expenses and other current assets	(2,834)	507	(2,697)
Other assets	255	(25)	519
Accrued lease incentives	—	—	877
Accounts payable and accrued liabilities	932 ---------	(3,141) ---------	5,454 ---------
Net cash provided by operating activities	22,895	17,169	28,163
Investing activities:
Cash paid for business acquired, net	(23,623)	(15,943)	—
Cash from Pyxis escrow account, net	670	—	—
Purchases of available-for-sale securities	(75,287)	(63,687)	(109,964)
Maturities of available-for-sale securities	80,785	71,776	88,935
Sales of available-for-sale securities	8,961	—	—
Additions to property and equipment	(5,593) ---------	(5,415) ---------	(3,800) ---------
Net cash used in investing activities	(14,087)	(13,269)	(24,829)
Financing activities:
Issuances of common stock	2,227	3,995	4,044
Shares repurchased for tax withholding of vested restricted stock awards	(387)	(284)	(279)
Excess tax benefits from stock-based payment arrangements	100	384	37
Term loans	(2,669)	(2,054)	(1,428)
Dividends paid	(6,658) ---------	(6,507) ---------	(6,290) ---------
Net cash (used in) financing activities	(7,387) ---------	(4,466) ---------	(3,916) ---------
Net increase (decrease) in cash and cash equivalents	1,421	(566)	(582)
Cash and cash equivalents at beginning of year	4,102 ---------	4,668 ---------	5,250 ---------
Cash and cash equivalents at end of year	$5,523 ======	$4,102 ======	$4,668 ======
Supplemental disclosure of cash flow information:
Interest paid	$194	$281	$382
Income taxes paid	$8,976	$8,668	$7,005
See accompanying notes.

Consolidated Statement of Shareholders’ Equity
(in thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at October 31, 2007 (as reported)	12,388,422	$61,849	$52,953	$34	$114,836
Issuance of common shares to employees under stock compensation plans	433,901	3,765	—	—	3,765
Stock-based compensation expense	—	4,779	—	—	4,779
Dividends declared	—	—	(6,344)	—	(6,344)
Tax benefit related to stock plans	—	(248)	—	—	(248)
Other comprehensive income	—	—	—	(72)	(72)
Net income	— ---------	— ---------	8,017 ---------	— ---------	8,017 ---------
Balance at October 31, 2008 (as reported)	12,822,323 ---------	$70,145 ---------	$54,626 ---------	$(38) ---------	$124,733 ---------
Issuance of common shares to employees under stock compensation plans, net of repurchases	389,139	3,711	—	—	3,711
Stock-based compensation expense	—	2,236	—	—	2,236
Dividends declared	—	—	(6,555)	—	(6,555)
Tax deficiency related to stock plans	—	400	—	—	400
Other comprehensive income	—	—	—	(29)	(29)
Net income	— ---------	— ---------	14,529 ---------	— ---------	14,529 ---------
Balance at October 31, 2009 (as reported)	13,211,462 ---------	$76,492 ---------	$62,600 ---------	$(67) ---------	$139,025 ---------
Issuance of common shares to employees under stock compensation plans, net of repurchases	614,106	1,840	—	—	1,840
Stock-based compensation expense	—	2,055	—	—	2,055
Dividends declared	—	—	(6,735)	—	(6,735)
Tax benefit related to stock plans	—	44	—	—	44
Other comprehensive income	—	—	—	11	11
Net income	— ---------	— ---------	13,223 ---------	— ---------	13,223 ---------
Balance at October 31, 2010	13,825,568 ---------	$80,431 ---------	$69,088 ---------	$(56) ---------	$149,463 ---------
See accompanying notes.

Notes to Consolidated Financial Statements, October 31, 2010

Note 1: Organization and Summary of Significant Accounting Policies

Applied Signal Technology, Inc. (AST) provides advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. We provide products and services in the areas of communications, signals intelligence (SIGINT), and sensor signature processing. Our communication capabilities include the development and production of communication support products, bandwidth compression software, and network management software. Our SIGINT competencies include communications intelligence (COMINT) and electronic intelligence (ELINT). Our cyber intelligence capabilities include high-speed network monitoring, deep packet inspection, and high-end software engineering services. Our sensor signature expertise includes processing information from electro-optic, sonar, radar, magnetic, and chemical sensors to detect changes in the environment. We develop and manufacture sophisticated sensors and digital signal processing equipment that use advanced software.

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

Principles of Consolidation

The financial statements include the accounts of AST and its wholly owned subsidiaries, Dynamics Technology, Inc. (DTI), Pyxis Engineering LLC (Pyxis) (from the acquisition date on September 1, 2009), and Seismic LLC (Seismic) (from the acquisition date on April 28, 2010). All significant intercompany transactions have been eliminated.

Revenues and Contract Accounting

Revenues and cost recognition. Our contracts are executed through written contractual arrangements, most of which require us to design, develop, manufacture, and/or modify our complex products and perform related services according to specifications provided by the customer. The majority of our contracts are accounted for following the authoritative guidance for construction-type and production-type contracts. We recognize revenue on a limited number of stand-alone software contracts following the guidance for software revenue. For these software contracts, we defer revenue that is related to billings and customer payments in advance of the completion of the performance requirements set forth in the contracts.

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

We have two royalty licensing agreements for which we accrue royalties on sales of our licensed product by a third party. Since there are essentially no costs associated with these agreements, operating income will increase by the same amount of revenue that we recognize. Royalties contributed approximately $6,656,000, $6,244,000, and $5,184,000 to revenues and operating income during fiscal years 2010, 2009, and 2008, respectively.

The following table represents our revenue concentration during the respective periods by contract type.

	FY10	FY09	FY08
Cost-reimbursement contracts	74%	59%	69%
Time-and-materials contracts	15%	22%	18%
Fixed-price contracts	8%	16%	10%
Royalty contracts	3% ---------	3% ---------	3% ---------
	100% ======	100% ======	100% ======

The following table represents the revenue concentration from significant contracts during the respective periods. Due to security requirements of the United States Government, we are unable to disclose the actual contract names. Therefore, for the ease of the reader, we have renamed these contracts for reporting purposes in the table below.

	FY10	FY09	FY08
Next Generation ASA	20%	—	—
Tiffany	13%	21%	13%
Thunderdome	8%	—	—
ASA	—	18%	15%
High Beam	—	7%	15%
Stone Face II	—	6%	12%
Specter	— ---------	— ---------	5% ---------
	41% ======	52% ======	60% ======
a dash (—) designates less than 5% revenue concentration

The following contracts were indefinite-delivery-indefinite-quantity (IDIQ) contracts: Next Generation ASA, ASA, Tiffany, and Stone Face II. Under the terms of this type of contract, the Government may issue individual delivery orders (DOs) for goods or services that they require. Each DO is treated as a separate contract, which may be awarded on a cost-reimbursable, fixed-price, or time-and-materials basis. We typically aggregate the DOs under each IDIQ contract for purposes of distinguishing significant revenue concentrations. However, Thunderdome is a significant, individual DO within an IDIQ contract.

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

Precontract costs represent costs incurred in anticipation of specific expected future contract awards and costs incurred in connection with ongoing contracts for which contract modifications have not been defined or completed at the end of the reporting period. These costs are included in other current assets on the balance sheet. Precontract costs for the periods ending October 31, 2010, and October 31, 2009, were approximately $1,454,000 and $1,139,000, respectively. Approximately $1,139,000 of the October 31, 2009, balance was recognized as revenues during fiscal year 2010.

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

If our rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses, and decrease the unfavorable indirect rate variance accumulated in inventory. Fee percentages on fixed-price and time-and-materials contracts will generally decline as a result of any increase to indirect costs. Fee percentages on active cost-reimbursable contracts will generally be unaffected as a result of any increase to indirect costs. Fee percentages on completed cost-reimbursable contracts will generally be reduced. If our rate variance is favorable, in general, the modification of our billing rates will typically decrease revenue and operating expenses, and decrease the favorable indirect rate variance accumulated in inventory. In this event, fee percentages on fixed-price and time-and-materials contracts will generally increase. Fee percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms, anticipated performance on specific contracts, and anticipated changes in inventory.

At the end of fiscal year 2010, we absorbed an unfavorable indirect rate variance that accumulated during the fiscal year by modifying our billing rates to our customers. Consequently, we increased revenues by approximately $1,047,000 and operating expenses by approximately $1,532,000.

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

When evaluating our need for a bad debt allowance, we consider our customer base and their payment history. The majority of our revenues are generated from the United States Government, and therefore credit risk is minimal. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. Once the receivable is deemed uncollectible, the allowance is reversed and the receivable is written off to bad debt expense. Charges to bad debt expense were not significant during fiscal years 2010, 2009, and 2008.

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

If we determine that the estimated market value of certain inventory is below cost, we will write down the inventory to the estimated market value. We did not record a write-down in fiscal year 2010. We recorded a write-down of approximately $422,000 during fiscal year 2009 to reflect the estimated market value of one inventoried product. This charge was included in contract costs in our statement of operations. Disposals associated with our raw material are included in general and administrative expenses on the statement of operations. This is because we could use raw materials in a variety of situations other than contract costs, including R&D. Disposals of raw material inventory amounted to approximately $197,000 during fiscal year 2010 and were not significant during fiscal year 2009. During fiscal year 2010, disposals of obsolete products amounted to approximately $155,000 and $304,000 during fiscal year 2009.

Income Taxes

We estimate our income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate can differ from the statutory rate primarily due to R&D credits, tax-exempt interest, and manufacturing credits, offset by the non-tax-deductible nature of lobbying expense, meals, and entertainment expense and certain types of stock-based compensation expense. In addition, our process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing certain expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

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

Please refer to “Notes to Consolidated Financial Statements, Note 8: Income Taxes” for further information.

Price Redetermination

As a Government contractor, we are subject to price redetermination on certain fixed-price contracts if it is determined that we did not price our products and services consistent with the requirements of the Federal Acquisition Regulations. We did not incur any price redeterminations on any of our contracts during fiscal years 2010, 2009, or 2008.

Cash, Cash Equivalents, and Investments

Cash and cash equivalents balances include cash held in banks to support daily cash needs and were approximately $5,523,000 and $4,102,000 on October 31, 2010, and October 31, 2009, respectively. We consider all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include money market funds.

Our remaining securities are classified as available for sale and are carried at fair value in short-term and long-term investments. At October 31, 2010, all of our available-for-sale investments are short term and consist of tax-exempt securities. At the time of purchase, management determines the appropriate classification of these securities and re-evaluates such designation as of each balance sheet date. Unrealized gains and losses, net of tax, are reported in shareholders’ equity as part of comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were not material for fiscal years 2010, 2009, and 2008.

The following tables summarize our cash equivalents, short-term securities, and long-term securities (in thousands).

	———————————— October 31, 2010————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$531	$—	$—	$531
Available-for-sale securities:
Short-term municipal	30,398	3	(3)	30,398
Long-term municipal	— ---------	— ---------	— ---------	— ---------
	$30,929 ======	$3 ======	$(3) ======	$30,929 ======

	———————————— October 31, 2009 ————————————
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$2,028	$—	$—	$2,028
Available-for-sale securities:
Short-term municipal	43,403	51	—	43,454
Long-term municipal	2,131 ---------	— ---------	(2) ---------	2,129 ---------
	$47,562 ======	$51 ======	$(2) ======	$47,611 ======

The following table summarizes the maturities of our available-for-sale investments (in thousands).

October 31, 2010
Due in one year or less	$30,398
Due in one to two years	— ---------
$30,398 ======

Fair Value Measurements

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

  Level 1. Quoted (unadjusted) prices in active markets for identical assets or liabilities
  Level 2. Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data
  Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands).

October 31, 2010 ————————— Fair Value Measurements —————————
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash equivalents:
Money market funds	$531	$—	$—	$531
Available-for-sale securities:
Short-term municipal	— ---------	30,398 ---------	— ---------	30,398 ---------
Total assets	$531 =====	$30,398 =====	$— =====	$30,929 =====

Liabilities
Contingent consideration	$—	$—	$2,374	$2,374
Interest rate swap	— ---------	$56 ---------	— ---------	$56 ---------
Total liabilities	$— =====	$56 =====	$2,374 =====	$2,430 =====

October 31, 2009 ————— Fair Value Measurements —————
	Level 1	Level 2	Total Fair Value
Assets
Cash equivalents
Money market funds	$2,028	$—	$2,028
Available-for-sale securities:
Short-term municipal	—	43,454	43,454
Long-term municipal	— ---------	2,129 ---------	2,129 ---------
Total assets	$2,028 =====	$45,583 =====	$47,611 =====

Liabilities
Interest rate swap	$— ---------	$116 ---------	$116 ---------
Total liabilities	$— =====	$116 =====	$116 =====

As of October 31, 2010, our investment portfolio did not include investments in assets valued using Level 3 inputs.

Our money market funds are priced by using unadjusted prices in active markets for identical assets.

We determine the fair values of our municipal securities by using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as municipal yield curves and credit ratings.

We have a contingent consideration liability that is payable to the shareholders of Seismic. We recorded $2,047,000 million in other accrued liabilities in our consolidated balance sheet based on future revenues projected over a one-year period from the date of acquisition of April 28, 2010. In the second half of fiscal year 2010, we increased the liability for accretion due to the increased probability of achievement as well as the passage of time, and recognized $327,000 in general and administrative expense, representing a total liability of $2,374,000. The fair value of the Seismic Earn Out was also included in the preliminary purchase price. We estimated the fair value of this liability by using the expected cash flow approach with probability-weighted revenue inputs. Please refer to “Notes to Consolidated Financial Statements, Note 4: Business Combinations” for further information on the terms of the agreement as it pertains to the contingent consideration.

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

The following table presents the changes in our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at October 31, 2010 (in thousands).

Measurements Using Level 3 Inputs
Balance at October 31, 2009	$—
Contingent consideration	2,047
Increase in contingent consideration	327 ---------
Balance at October 31, 2010	$2,374 ======

Restricted Cash

We had restricted cash balances of approximately $423,000 and $663,000 at October 31, 2010, and October 31, 2009, respectively. These balances include contributions made by our employees residing in California for disability funds. These contributions were paid in lieu of participating in the state-sponsored disability program.

Approximately $152,000 of the restricted cash balance was included in prepaids and other current assets on both October 31, 2010, and October 31, 2009. Approximately $271,000 and $511,000 was included in other assets on October 31, 2010, and October 31, 2009, respectively.

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

We allocated the purchase prices of Pyxis and Seismic to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed, and the fair value of the contingent consideration payable to the former shareholders of Seismic (the Seismic Earn Out). The valuations required management to make significant estimates and assumptions, especially with respect to intangible assets and the Seismic Earn Out.

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

Critical estimates in valuing the contingent consideration for the Seismic Earn Out included the probability of achieving target levels of revenues for the acquired business. In accordance with the revised standard for business combinations, the fair value of the Seismic Earn Out was included as part of the initial purchase price, and is re-measured at each balance sheet date. The adjustments to fair value are recorded to operating expense.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. Please refer to “Notes to Consolidated Financial Statements, Note 4: Business Combination” for further information.

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

We passed the first step of our annual impairment test for fiscal year 2010. In addition, there were no indicators of impairment as of October 31, 2010.

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

There were no indicators of impairment as of October 31, 2010.

Net Income Per Share Data

In the first quarter of fiscal year 2010, we adopted new guidance issued by the staff of the Financial Accounting Standards Board (included in ASC Topic 260-10-45) on determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires us to include our unvested restricted stock awards, which have rights to receive dividends, as participating securities in the calculation of net income per share using the two-class method. We are required to apply this method retrospectively, and we have adjusted prior period calculations. For the year ended October 31, 2009, the adoption of this guidance decreased our previously reported basic net income per share and diluted net income per share by $0.02 and $0.01, respectively For the year ended October 31, 2008 the adoption of this guidance decreased our previously reported net income per share by $0.01 and had no impact on diluted net income per share.

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

The per share data is as follows (in thousands, except per share amounts).

	——— Year Ended October 31, ———
	2010	2009	2008
Numerator
Net income	$13,223	$14,529	$8,017
Less income allocated to participating securities (restricted stock awards)	(264) ======	(193) ======	(111) ======
Net income allocated to common stock	$12,959	$14,336	$7,906
Denominator
Shares used to compute net income per common share – basic	13,130	12,890	12,475
Effect of dilutive stock options	118 ---------	193 ---------	167 ---------
Shares used to compute net income per common share – diluted	13,248 ======	13,083 ======	12,642 ======
Net income per common share – basic	$0.99 ======	$1.11 ======	$0.63 ======
Net income per common share – diluted	$0.98 ======	$1.10 ======	$0.63 ======

We excluded approximately 392,000, 463,000, and 886,000 potential common shares for fiscal years 2010, 2009, and 2008 from the diluted net income per common share computation for the respective periods, as their effect would be antidilutive.

Comprehensive Income

The components of our annual comprehensive income, net of tax, are as follows (in thousands).

	——— Year Ended October 31, ———
	2010	2009	2008
Net income	$13,223	$14,529	$8,017
Unrealized gain (loss) on securities	(48)	9	22
Derivative gain (loss)	59 ---------	(38) ---------	(94) ---------
Comprehensive income	$13,234 ======	$14,500 ======	$7,945 ======

The derivative-related accumulated comprehensive loss balance, as of October 31, 2010, and October 31, 2009, was approximately $56,000, and $116,000, respectively. The balance of accumulated comprehensive income on securities as of October 31, 2010, and October 31, 2009, was approximately $0 and $49,000, respectively.

Dividends

We have paid dividends at the rate of $0.50 per share per annum, payable quarterly. Pursuant to the Merger Agreement with Raytheon, we have agreed not to declare or pay dividends. If the Merger Agreement is terminated, continued payment of the dividend will be subject to approval by the Board of Directors and will be reviewed quarterly.

Total dividends paid during fiscal years 2010, 2009, and 2008 were approximately $6,658,000, $6,507,000, and $6,290,000, respectively.

At October 31, 2010, and October 31, 2009, accrued dividends of approximately $1,728,000 and $1,651,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

Stock-Based Compensation

We have the following stock-based compensation programs that provide our Board of Directors discretion in creating employee equity incentives. As of October 31, 2010, there was a total of 902,551 shares reserved for future issuance under all of our equity incentive plans and our ESPP.

Employee Stock Purchase Plan. We maintain our shareholder-approved 1993 Employee Stock Purchase Plan (ESPP) with a six-month offering period, and have reserved 5,400,000 shares of common stock for issuance to employees under the ESPP. For offering periods beginning prior to December 1, 2008, the ESPP allowed eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of any employee’s compensation) at 85% of the closing stock price at the lower of either the date of enrollment or the date of purchase. In 2008, the Board of Directors increased the purchase price and eliminated the look-back provision for offering periods beginning on or after December 1, 2008. The purchase price for participants is now 95% of the closing stock price on the date of purchase, and therefore, the ESPP is non-compensatory under the authoritative guidance for stock-based compensation. The remaining expense related to the final compensatory award under the ESPP was recognized in the first quarter of fiscal year 2009. As of October 31, 2010, 662,788 shares remain reserved for issuance and eligible for purchase under the 1993 Plan.

Stock Option Plan – 1991. Our 1991 Stock Option Plan (1991 Plan) provided for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise 100% of the fair market value on the date of grant, and have a maximum term of ten years. The 1991 Plan expired on January 19, 2001, and all remaining shares reserved for issuance expired. Options to purchase an aggregate of 27,780 shares of our common stock remain outstanding under the 1991 Plan as of October 31, 2010, all of which are now fully vested.

Stock Option Plan – 2000. Our 2000 Stock Option Plan (2000 Plan) provided for the granting of non-qualified stock options to our employees and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted in 2004 through 2006 vest at the rate of 20% per year over five years, on the anniversary date of the grant date, and have a maximum term of 10 years. In fiscal year 2008, the Board of Directors terminated the 2000 Plan. Options to purchase an aggregate of 330,537 shares of our common stock remain outstanding under the 2000 Plan as of October 31, 2010.

Stock Option Plan – 2001. Our shareholder-approved 2001 Stock Option Plan (2001 Plan) provides for the granting of incentive stock options and non-qualified stock options to our employees, directors, and consultants at exercise prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant. Options granted in 2004 and beyond vest at the rate of 20% per year over five years, on the anniversary date of the grant date, and have a maximum term of 10 years. Options to purchase an aggregate of 194,528 shares of our common stock are outstanding and 53,884 shares remain available for grant under the 2001 Plan as of October 31, 2010.

Stock Incentive Plan – 2004. Our shareholder-approved 2004 Stock Incentive Plan (2004 Plan) provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to our employees, directors, and consultants. The exercise price for an option is equal to 100% of the fair market value of the common stock on the date of grant. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for the award shall be services actually rendered to us or for our benefit. The restrictions on our restricted stock grants typically will lapse in four equal annual installments, on each anniversary of the grant date, conditioned on continued employment. The restrictions on restricted stock granted to our directors typically lapse in three equal annual installments. Some options vest over five years, at the rate of 20%, one year after the date of grant and in equal monthly installments over the remaining 48 months, and have a maximum term of eight years. Other options vest over five years, at the rate of 20% per year. Options to purchase an aggregate of 176,000 shares of our common stock are outstanding and 185,879 shares remain available for grant under the 2004 Plan as of October 31, 2010.

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

	——— Year Ended October 31, ———
	2010	2009	2008
Contract costs	$1,225	$1,397	$2,747
Research and development	51	76	177
General and administrative	779 ---------	763 ---------	1,855 ---------
Stock-based compensation expense before income taxes	$2,055	$2,236	$4,779
Income taxes	(775) ---------	(727) ---------	(1,029) ---------
Stock-based compensation expense after income taxes	$1,280	$1,509	$3,750
Reduction to basic net income per share	$0.10	$0.12	$0.30
Reduction to diluted net income per share	$0.10	$0.12	$0.30

We did not grant options during any of the fiscal years presented. Due to the non-compensatory nature of our ESPP Plan beginning December 1, 2008, we did not value any new ESPP grants during fiscal years 2010 and 2009. In fiscal year 2008, we estimated the fair value of shares issued under our ESPP by using the Black-Scholes valuation model using the following weighted average assumptions.

Employee Stock Purchase Plan
2008
Risk-free interest rate	2.0%
Expected life (years)	0.5
Expected volatility	39%
Expected dividends	3.9%
Weighted average fair value	$3.79

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

The net cash proceeds associated with our ESPP were $ 1,241,000, $2,137,000, and $3,195,000 for fiscal years 2010, 2009, and 2008, respectively.

The following table summarizes the option activity under all stock option plans.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2007	1,409,724	$18.33
Exercised	(77,730)	$10.91
Forfeitures or expirations	(122,676) ---------	$25.78 ---------
Outstanding at October 31, 2008	1,209,318	$18.05
Exercised	(194,581)	$9.54
Forfeitures or expirations	(67,590) ---------	$21.24 ---------
Outstanding at October 31, 2009	947,147	$19.57
Exercised	(90,753)	$10.87
Forfeitures or expirations	(127,549) ---------	$25.09 ---------
Outstanding at October 31, 2010	728,845	$19.69	3.22	$10,132,618

Vested or expected to vest at October 31, 2010	486,115	$29.48	4.81	$10,115,355

Exercisable at October 31, 2010	698,045	$19.77	3.12	$9,650,472

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between our closing stock price on the last trading day of fiscal year 2010 and the exercise price for those options in the money, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on October 31, 2010. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised was approximately $946,000, $2,289,000, and $313,000, for fiscal years 2010, 2009, and 2008, respectively.

As of October 31, 2010, approximately $108,000 of total unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 0.5 years.

Net cash proceeds from the exercise of stock options were approximately $986,000, $1,857,000, and $848,000 for fiscal years 2010, 2009, and 2008, respectively.

The following table summarizes our restricted stock grant activity.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2007	163,266	$17.35
Grants	95,000	$14.81
Vested	(69,753)	$17.35
Forfeitures	(13,111) ---------	$17.55
Nonvested at October 31, 2008	175,402	$16.11
Grants	71,300	$24.33
Vested	(55,326)	$16.38
Forfeitures	(9,643) ---------	$17.97
Nonvested at October 31, 2009	181,733	$17.69
Grants	489,585	$22.17
Vested	(68,788)	$17.38
Forfeitures	(16,081) ---------	$18.16
Nonvested at October 31, 2010	586,449	$22.03

The total fair value of restricted stock grants vested in fiscal years 2010, 2009, and 2008 was $1,196,000, $906,000, and $1,210,000, respectively. Our unrecognized compensation cost related to nonvested (restricted) stock is approximately $10,708,000 and is expected to be recognized over a weighted average period of 3.4 years. This balance includes a total of 381,085 shares granted to officers and employees during the fourth quarter of fiscal year 2010, that increased unrecognized compensation cost by approximately $8,119,000.

We realized income tax benefits from stock options exercised and restricted stock vested of approximately $44,000 and $400,000 during fiscal years 2010 and 2009, respectively. We realized an income tax deficiency from stock option exercises and restricted stock vested during fiscal year 2008 of approximately $247,000. As required, we present excess tax benefits from the exercise of stock options and the vesting of restricted stock, if any, as financing cash flows rather than operating cash flows.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASC Update No. 2009-13, updating ASC Topic 605, Revenue Recognition. This update provides new standards for revenue recognition for arrangements with multiple deliverables. These new standards affect the determination of when the individual deliverables may be treated as separate units of accounting. Additionally, these new standards modify the method of allocating consideration to the deliverables. The relative fair value method based on selling prices will be required and the residual method of allocating arrangement consideration will no longer be permitted. These new standards are effective for our fiscal year beginning November 1, 2010. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASC Update No. 2009-14, updating ASC Topic 985, Software. This update provides new standards that amend the scope of previous software revenue guidance by excluding non-software components of tangible products and certain software components of tangible products. These new standards are effective for our fiscal year beginning November 1, 2010. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

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

Note 2: Customer Concentration

The following table identifies the source of our revenues for fiscal years 2010, 2009, and 2008 by market.

	FY10	FY09	FY08
Intelligence	89%	83%	80%
Defense	8%	12%	16%
Commercial	3%	5%	4%
Foreign	— ---------	— ---------	— ---------
	100% ======	100% ======	100% ======
a dash (—) designates less than 1% revenue concentration

Within the customer types, contracts with two intelligence community customers and one defense customer represented a significant portion of revenues.

The table below identifies the revenue concentration (as a percentage of total revenues) from all contracts with each significant customer.

	FY10	FY09	FY08
Intelligence community customer 1	40%	33%	25%
Intelligence community customer 2	38%	43%	50%
Largest defense customer	6% ---------	9% ---------	12% ---------
	84% ======	85% ======	87% ======

Revenues from the United States Government can also be categorized as direct purchases and subcontracts, where we are the supplier to another contractor. The following table distinguishes revenue (as a percentage of total revenues) between those two categories.

	FY10	FY09	FY08
Direct purchases	66%	65%	65%
Subcontracts	30% ---------	30% ---------	31% ---------
	96% ======	95% ======	96% ======

Note 3: Inventory

Inventories are stated at the lower of average cost or market and we allocate costs from inventory to contracts based on the average cost per unit. Inventory consisted of the following (in thousands).

	——— October 31, ———
	2010	2009
Raw materials	$569	$767
Work in process	8,016	7,070
Finished goods	1,637 ---------	541 ---------
	$10,222 ======	$8,378 ======

Inventory activities during fiscal year 2010 included disposals of obsolete products of approximately $155,000, and disposals of raw material of approximately $197,000. Inventory activities during fiscal year 2009 included a write-down of approximately $422,000 and disposals of obsolete products of approximately $304,000.

Note 4: Business Combinations

On April 28, 2010, we acquired all of the outstanding membership interests in Seismic LLC, and accounted for this purchase in accordance with the revised accounting standard for business combinations. Seismic has been engaged in cyber security solutions, software engineering, data management, and systems engineering and integration services for the Department of Defense and the intelligence communities. In September of our fiscal year 2009, we acquired all of the outstanding membership interests in Pyxis Engineering LLC, and this purchase was accounted for under the prior accounting standard. Both companies were Maryland limited liability companies. We believe these acquisitions complement our existing software and network services business in the defense and intelligence communities. These acquisitions allow us the opportunity to expand our software and network services business into the emerging cyber security market.

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

Acquisition of Seismic. The amount of goodwill recorded for the Seismic acquisition as of the acquisition date was approximately $21.5 million and reflected the value of the future engineering services revenue opportunities associated with the cyber security marketplace. As of October 31, 2010, measurement-period adjustments were not material.

The preliminary purchase price was approximately $26.7 million, which included cash consideration of $24.7 million and contingent consideration of approximately $2 million. Approximately $4.9 million that would otherwise be distributed to the sellers at the closing was deposited into an escrow account to provide a fund against which we may make claims for damages, if any, based on the breaches of the representations made by Seismic in the purchase agreement. Fifty percent of the escrow account will be released on the one-year anniversary of the closing date and the remainder in 18 months from the closing date, net of any claims made by us against Seismic or the sellers under the terms of the purchase agreement.

The sellers are entitled to additional, contingent consideration (the Seismic Earn Out) based upon the performance of the business acquired from Seismic during the six-month period ending October 31, 2010 (the Initial Earn-Out Period), and the following six-month period ending April 30, 2011 (the Subsequent Earn-Out Period). The Seismic Earn Out is based on several key factors, including the revenue recorded during both the Initial and Subsequent Earn-Out Periods, program fees earned during the Initial Earn-Out Period, and the backlog measured on the last day of the Initial Earn-Out Period.

During the Initial Earn-Out Period program profits exceeded 12% of Seismic revenues and Seismic backlog was greater than $10 million on October 31, 2010. Therefore, the Earn-Out Distribution Amount will only be based on revenue recorded during both the Initial and Subsequent Earn-Out Periods.

We recorded a liability of $2 million reflecting the fair value of the anticipated Seismic Earn Out. This amount was also included in the preliminary purchase price. We estimated the fair value by using the expected cash flow approach with probability-weighted revenue inputs and using a discount rate of 5.6%. Changes in the fair value of the contingent liability are recognized in earnings in the period of the change through the settlement of the liability. In the second half of fiscal year 2010, we increased the liability for accretion due to the increased probability of achievement as well as the passage of time, and recognized $327,000 in general and administrative expense.

On January 10, 2011, we paid the shareholders of Seismic an accelerated earn-out payment of approximately $2,541,000 due to the Merger Agreement with Raytheon Company, as required by the terms of the agreement with Seismic.

Certain employees of Seismic are eligible to receive bonus payments up to a maximum total of $2.4 million upon achievement of performance targets. The performance targets include the achievement of the Seismic Earn Out, as well as individual goals related to employee retention, minimum hiring levels, and new customer relationships. These bonus payments also include a two-year service requirement from the recipients, with fifty percent of the bonus to be paid after one year of service and the remaining portion to be paid at the end of the service period.

In addition, substantially all of the Seismic employees are eligible to receive retention bonus payments if they remain employees of Applied Signal Technology, Inc. through the one-year anniversary of the acquisition. The aggregate amount that could be paid is approximately $1.0 million.

For the year ended October 31 2010, we recognized approximately $1,528,000 in our operating expenses for the retention and Earn-Out bonuses.

We incurred approximately $1,068,000 of transaction costs related to the Seismic acquisition during the year ended October 31, 2010. These costs are included in general and administrative expenses within our statement of operations.

We allocated the aggregate preliminary purchase price for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands).

Cash and cash equivalents	$1,068
Accounts receivable and other current assets	3,435
Property and equipment and other assets	100
Accounts payable, accrued payroll and other current liabilities	(2,053)
Notes payable	(1,240)
Seismic Earn Out	(2,047) ======
Estimated net tangible assets acquired	(737)
Amortizable intangible assets:
Future contracts	1,310
Unfunded backlog	1,790
Funded backlog	570
Non-compete agreements	290 ---------
Total amortizable intangible assets	3,960
---------
Goodwill	21,489 ---------

Total cash consideration	$24,712 ======

The purchase price allocation is subject to agreement on the final closing working capital. The fair value and gross contractual amount of accounts receivable acquired was approximately $3,275,000. As of October 31, 2010, we expect that no amount will be uncollectible.

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

	Year Ended
	October 31, 2010	October 31, 2009
Revenue	$234,296	$216,470
Net income	$12,689	$20,461

Basic net income per share	$0.95	$1.57
Diluted net income per share	$0.94	$1.54

Seismic revenue and net income for the period from the date of acquisition, April 28, 2010 to October 31, 2010 included in the consolidated statement of operations for the year ended October 31, 2010 was $13.4 million and $1.2 million, respectively.

The unaudited pro forma financial information for the both fiscal years 2010 and 2009 includes charges to operating expense for performance bonuses of approximately $1,288,000, retention bonuses of approximately $998,000, and amortization of intangibles of approximately $1,041,000. In addition, all of these adjustments were adjusted for the tax impact.

Acquisition of Pyxis Engineering LLC. The amount of goodwill recorded for the Pyxis acquisition at October 31, 2009, was approximately $13.2 million and reflected the value of the future engineering services revenue opportunities associated with the cyber security marketplace. During fiscal year 2010, we increased the amount of the purchase price allocated to goodwill to $17.0 million. This reflects an increase of $3.75 million due to the additional consideration due under the Pyxis Earn Out determined as of October 31, 2010, and $0.1 million due to increased transaction costs. Under the accounting rules in effect at the time of this acquisition, the contingent consideration increases the purchase price and goodwill in the period when the contingency is resolved. The revised aggregate purchase price of $20.4 million includes $0.5 million in transaction costs. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands).

Cash and cash equivalents	$1,382
Accounts receivable and other current assets	4,047
Property and equipment	19
Accrued payroll and other current liabilities	(3,365)
Notes payable	(625) ---------
Net tangible assets acquired	1,458
Amortizable intangible assets:
Future contracts	880
Unfunded backlog	610
Funded backlog	300
Non-compete agreements	140 ---------
Total amortizable intangible assets	1,930

Goodwill	17,017 ---------

Total purchase price	$20,405 ======

On December 21, 2010, we paid eighty-four percent of the Pyxis Earn-Out in AST common stock and 118,197 shares were issued. We paid the remaining portion in cash on December 29, 2010.

In addition, on December 15, 2010 we paid retention bonuses of approximately $0.6 million to the Pyxis employees who remained employees of AST through November 15, 2010. During fiscal year 2010 and fiscal year 2009, we recognized approximately $0.5 million and $0.1 million in operating expenses related to the Pyxis bonuses, respectively.

Note 5: Goodwill and Intangible Assets

The goodwill and identifiable intangible assets are related to our April 2010 acquisition of Seismic LLC, September 2009 acquisition of Pyxis Engineering LLC and July 2005 acquisition of Dynamics Technology, Inc. (DTI).

Goodwill

Goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. No impairment was recognized in fiscal year 2010.

Goodwill balance at October 31, 2008	$19,964
Acquisition of Pyxis	13,194 ---------
Goodwill balance at October 31, 2009	33,158
Additional transaction costs (Pyxis acquisition)	73
Pyxis Earn Out	3,750
Acquisition of Seismic	21,489 ---------
Goodwill balance at October 31, 2010	$58,470 ======

Intangible Assets

The tables below present information on our identifiable intangible assets that are subject to amortization (in thousands).

		——————— October 31, 2010 ———————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Future contracts	7–8 years	$2,190	$(229)	$1,961
Unfunded backlog	3–4 years	2,400	(459)	1,941
Funded backlog	1–2 years	870	(443)	427
Non-compete agreements	2 years	430	(155)	275
Existing technology	5 years	340	(340)	—
Patent	18 years	60 ---------	(18) ---------	42 ---------
Total		$6,290 ======	$(1,644) ======	$4,646 ======

		——————— October 31, 2009 ———————
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Future contracts	7 years	$880	$(21)	$859
Unfunded backlog	3 years	610	(34)	576
Funded backlog	1 year	300	(50)	250
Non-compete agreements	2 years	140	(12)	128
Existing technology	5 years	340	(295)	45
Patent	18 years	60 ---------	(14) ---------	46 ---------
Total		$2,330 ======	$(426) ======	$1,904 ======

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as noted in the table above. Amortization expense associated with our intangible assets was approximately $1,218,000, $188,000, and $454,000, during fiscal years 2010, 2009, and 2008, respectively.

As of October 31, 2010, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands).

Fiscal Years
2011	$1,432
2012	1,125
2013	740
2014	517
Thereafter	832 ---------
Total	$4,646 ======

Note 6: Borrowing Arrangements

Revolving Line of Credit

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

As a subfeature under the Line of Credit, Wells Fargo may issue standby letters of credit for us, provided that the aggregate amount of all outstanding letters of credit shall not at any time exceed $3,000,000. At October 31, 2010, we had three standby letters of credit under the Line of Credit, totaling approximately $1,407,000. The first letter of credit, related to our Sunnyvale, California, facilities lease, had a committed balance of approximately $1,221,000 at October 31, 2010. The second letter of credit was a requirement of our workers compensation insurance, and had a committed balance of approximately $150,000 at October 31, 2010. The third letter of credit, a requirement of one of our customers, had a committed balance of $36,000 at October 31, 2010. We do not pay interest on the amounts associated with the standby letters of credit.

As a result of the committed but unused funds associated with the three letters of credit, the total amount under the Line of Credit available for future letters of credit was $1,593,000 and the total amount available for borrowing was approximately $33.6 million at October 31, 2010. No fees or interest were associated with this unused portion.

As security for our indebtedness under the Line of Credit, we have granted to Wells Fargo a security interest in our inventory, equipment, and accounts receivable.

Term Loan and Interest Rate Swap

In connection with the 2005 acquisition of DTI, we entered into a term loan with Wells Fargo in the principal amount of $10 million, plus interest, the proceeds of which were used for acquisition financing (the Term Loan).

The Term Loan bears interest at a rate per annum equal to 1.750% above the London Inter-Bank Offered Rate (LIBOR) (0.26% at October 31, 2010). The Term Loan is for a seven-year term ending on July 1, 2012. The loan terms require us to make monthly payments of principal and interest.

As security for our indebtedness under the Term Loan, we have granted to Wells Fargo a security interest in our accounts receivable, general intangibles, inventory, and equipment.

Under the Line of Credit and the Term Loan, we are required to maintain certain financial covenants setting forth minimum ratios for quick ratio and fixed charge coverage and maximum ratios for total liabilities to tangible net worth. As of October 31, 2010, we were in compliance with these covenants.

The following table sets forth our scheduled debt maturities under the Term Loan (in thousands).

Year	Debt Maturities
2011	$1,429
2012	1,071 ---------
Total	$2,500 ======

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

The effective portion of the cash flow hedge is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. At October 31, 2010, the effective portion of the hedge was a deferred loss of approximately $93,000 on a gross basis. The deferred loss net of taxes was approximately $56,000 and was included in other comprehensive income and long-term liabilities on our balance sheet. For the years 2010, 2009, and 2008, we recognized losses related to the hedge of $35,000, $210,000, and $232,000, respectively, in other comprehensive income. During fiscal years 2010, 2009 and 2008, we recognized interest expense of approximately $130,000, $168,000, and $58,000, respectively, reclassified from other comprehensive income. Over the next twelve months, we expect to reclassify approximately $76,000 of the loss to interest expense as principle on the Term Loan is repaid and the related swap-instrument notional amount is reduced.

We assess effectiveness of the hedge instrument regularly. The ineffective portion of the gain or loss, if there is one, would impact earnings as it occurs. There is no ineffective portion of the outstanding swap as of October 31, 2010.

Note 7: Commitments

The following table sets forth our contractual obligations, excluding interest payments on our debt, as of October 31, 2010 (in thousands).

	———————————————— Payments Due by Period ————————————————
Fiscal Year	Total	2011	2012	2013	2014	Thereafter
Operating lease obligations	$25,088	$7,616	$5,194	$3,973	$3,841	$4,464
Purchase obligations	7,799	7,799	—	—	—	—
Loan obligations – principal	2,500	1,429	1,071	—	—	—
Pyxis Earn out	3,750	3,750	—	—	—	—
Seismic Earn out	2,374 ---------	2,374 ---------	— ---------	— ---------	— ---------	— ---------
Total	$41,511 ======	$22,968 ======	$6,265 ======	$3,973 ======	$3,841 ======	$4,464 ======

Our operating lease obligations consist of non-cancelable lease agreements for our facilities, which expire at various dates between fiscal years 2011 and 2016. Certain leases contain escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense under operating leases was approximately $7,639,000, $7,479,000, and $7,617,000 in fiscal years 2010, 2009, and 2008, respectively.

The Seismic Earn Out represents the fair value of the contingent liability related to the acquisition of Seismic as of October 31, 2010. On January 10, 2011, we paid the shareholders of Seismic an accelerated earn-out payment of approximately $2.5 million due to the Merger Agreement with Raytheon Company, as required by the terms of the agreement with Seismic.

The Pyxis Earn Out represents the contingent consideration to be paid to the former shareholders of Pyxis, for achieving targets identified in the purchase agreement dated September 1, 2009.

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

Note 8: Income Taxes

The provision for income taxes for the years ended October 31, 2010, 2009, and 2008 consists of the following (in thousands).

	Year Ended October 31,
	2010	2009	2008
Federal
Current	$6,228	$5,687	$6,132
Deferred	323 ---------	1,423 ---------	(1,579) ---------
	6,551	7,110	4,553
State
Current	2,347	1,519	1,200
Deferred	(85) ---------	(65) ---------	(222) ---------
	2,262 ---------	1,454 ---------	978 ---------
Total	$8,813 ======	$8,564 ======	$5,531 ======

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows (in thousands).

	Year Ended October 31,
	2010	2009	2008
Computed expected tax provision	$7,713	$8,083	$4,742
State income tax, net of federal benefit	1,087	1,148	722
Stock-based compensation	8	93	840
Research and development credit	(154)	(619)	(580)
Tax-exempt interest	(64)	(221)	(394)
Tax asset adjustment	—	—	(332)
Meals and entertainment	152	135	259
Other items	71 ---------	(55) ---------	274 ---------
Total	$8,813 ======	$8,564 ======	$5,531 ======
Effective tax rate	39.99%	37.08%	40.82%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands).

	October 31,
	2010	2009
Deferred tax assets:
Accrued expenses and reserves	$4,932	$4,573

Stock-based compensation	1,984	2,008
Depreciation and amortization	2,471	2,803
Other items	412 ---------	531 ---------
Total deferred tax assets	9,799	9,915
Deferred tax liabilities:
Accrued expenses and reserves	(894)	(699)
DTI and Pyxis– intangibles	(297) ---------	(57) ---------
Total deferred tax liabilities	(1,191) ---------	(756) ---------
Total deferred tax assets/(liabilities)	$8,608 ======	$9,159 ======

Current deferred tax asset balances at October 31, 2010, and 2009 were approximately $4,700,000 and $4,965,000, respectively, and are included in prepaids and other current assets in the accompanying balance sheets. Long-term deferred tax assets balances at October 31, 2010, and 2009 were approximately $3,908,000 and $4,196,000, respectively, and are included in long-term deferred tax assets in the accompanying balance sheets.

As of October 31, 2010, management has determined that our deferred tax assets are “more likely than not” to be realized in future periods and, therefore, we have not provided a valuation allowance on the deferred tax asset.

Based on the terms of the acquisitions of Pyxis and Seismic, we are able to amortize the combined acquired goodwill balance of $38,506,000 over a fifteen-year period from the date of acquisition for federal tax purposes.

In general, our income tax returns are subject to examination by United States federal tax authorities for tax years 2006 onward and by various United States state tax authorities for tax years 2005 onward. The activity of our uncertain tax positions, including all federal and state jurisdictions is as follows (in thousands).

Balance at October 31, 2008	$1,450
Additions for tax positions related to the current year	64
Additions for tax positions from the prior years	4
Reductions for tax positions from prior years	(1,307)
Statute of limitations expirations	— ---------
Balance at October 31, 2009	$211 ======
Additions for tax positions related to the current year	46
Additions for tax positions from the prior years	—
Reductions for tax positions from prior years	—
Statute of limitations expirations	— ---------
Balance at October 31, 2010	$257 ======

During fiscal year 2010, we recorded gross unrecognized tax benefits of approximately $46,000. If our balance as of October 31, 2010 is recognized, approximately $257,000 would impact our effective tax rate. Interest and penalties related to unrecognized tax benefits are included within the provision for income taxes in our statement of operations. We recognized approximately $2,000 of interest and penalties relating to unrecognized tax benefits as of October 31, 2010. If our estimates of the federal and state income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of October 31, 2010, we do not expect any unrecognized tax benefits to be paid in the next twelve months.

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

Note 9: Retirement Plan

All employees who perform at least 1,000 hours of service per year are covered under our retirement plans. These plans are maintained by an outside administrator. During fiscal year 2010, company contributions to the retirement plans were based on qualified compensation up to a maximum of 6% of $245,000 per employee, per annum at the rate of $0.75 per $1.00 contributed by the employee. Company contributions to the retirement plans for the former Pyxis and Seismic employees were calculated a rate of 10% and 5%, respectively, on qualified compensation per annum up to a maximum of $245,000 per employee. Contributions continue to be discretionary and we continue to accrue the accumulated contributions, which are payable biweekly, to the retirement plans. We have incurred approximately $5,511,000, $4,435,000, and $3,150,000 in expense under the retirement plans for fiscal years 2010, 2009, and 2008, respectively.

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

Note 11: Contingencies

Product warranties. Our products are warranted against defective workmanship and materials for a period of one year from the date of acceptance by the original purchaser. Warranty costs were approximately $346,000, $117,000, and $181,000 for fiscal years 2010, 2009, and 2008, respectively.

Guarantees. From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises and (ii) certain agreements with our officers, directors, and employees under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the balance sheet as of October 31, 2010, or 2009.

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

On May 18, 2009, we filed a complaint for patent infringement in the United States District Court for the Northern District of California, Case Number 3:09-cv-2180-SBA, against Emerging Market Communications, Paradise Datacom LLC, and ViaSat, Inc. On June 12, 2009, we filed an amended complaint adding EMC Satcom Technologies, Inc. as a defendant. All of the defendants have been served with the complaint and have answered; each asserts standard patent case defenses. On October 15, 2009, ViaSat, Inc. filed a counterclaim against us for infringement of two patents. On November 9, 2009, we answered those counterclaims, denying infringement and alleging that the ViaSat patents are invalid. On May 14, 2010, ViaSat amended its counterclaims against us to assert a third patent and to add third-party claims for patent infringement against our licensee, Comtech EFData. A claim construction hearing is scheduled for January 2011. No trial date has been set. The Court referred the parties to participate in settlement conferences with a Magistrate Judge in the Northern District of California. As to ViaSat and Paradise, the parties were unable to come to a resolution. A settlement conference with Emerging Market Communications and EMC Satcom Technologies was conducted on July 22, 2010, which resulted in a settlement agreement in principle, which is being formalized. We do not anticipate a material impact on our financial condition or operations from the proposed settlement agreement if it is adopted in its current form.If we are unable to come to a resolution of the patent infringement claims with ViaSat and Paradise, we will continue to vigorously pursue our claims and defenses.

On January 11, 2011, the Company received a copy of an unfiled complaint and was informed that a putative shareholder class action lawsuit has been, or will be, filed in the Superior Court of the State of California, County of Santa Clara, captioned Jarackas v. Applied Signal Technology, Inc., et al. (Case No. 111CV191643) against the Company, the members of its board of directors, Raytheon Company and RN Acquisition Company (the “Complaint”). The Complaint alleges that the members of the Company’s board of directors breached their fiduciary duties in connection with the board’s recommendation to the Company’s stockholders to accept the Offer, authorizing the Company to enter into the Merger Agreement and the disclosures regarding the Offer and the Merger. The Complaint seeks injunctive relief and does not seek an award of money damages. The Company believes the allegations are without merit and intends to defend vigorously the action.

Note 12: Subsequent Events

Raytheon Merger Agreement. On December 20, 2010, Raytheon and AST announced that the companies have signed a definitive merger agreement providing for the acquisition of AST by Raytheon for $38.00 per share in cash. The transaction has been approved by the boards of directors of both companies.

Under the terms of the definitive merger agreement, Raytheon commenced a cash tender offer on December 30, 2010, to purchase all of the outstanding shares of AST for $38.00 per share in cash. The closing of the tender offer is subject to customary terms and conditions, including the tender of a number of shares of our common stock that, together with the number of shares already owned by Raytheon, constitutes at least 76.3% of AST’s outstanding shares of common stock, the minimum condition, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In the event that the Minimum Condition is not met, and in certain other circumstances, the parties have agreed to complete the transaction through a one-step merger after receipt of shareholder approval. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances involving competing transactions or a change in AST’s board of directors’ recommendation, AST may be required to pay Raytheon a termination fee of $17.3 million and to reimburse Raytheon for up to $1 million of its out-of-pocket transaction expenses.

As a result of the Merger Agreement, we expect to pay BofA Merrill Lynch a fee totaling approximately $8.8 million, of which $1 million was earned upon delivery of its opinion during the first quarter of fiscal year 2011, and the remaining portion of which will be payable upon the consummation of the merger. In addition, we also expect to incur approximately $1.5–$2 million of additional transaction costs during the first quarter of fiscal year 2011.

On November 11, 2010, the Compensation Committee of the Board of Directors of AST approved a modification to Mr. Van Vleet’s stock agreement such that in the event of a Change in Control, as defined in the Company’s Executive Retention and Severance Plan (the “ERSP”), the vesting of forty percent (40%) of the number of unvested shares of restricted stock then held by Mr. Van Vleet shall accelerate (with such number coming first from the restricted stock grant made to Mr. Van Vleet in September 2010), with the remaining unvested shares subject to vesting in accordance with the original terms of grant and subject to acceleration in accordance with the terms of the ERSP.

On December 13, 2010, the Compensation Committee of the Board of Directors of AST approved certain amendments to the ERSP. The amendments to the ERSP (i) clarify the 2008 Retention Plan’s compliance with Section 409A of the Internal Revenue Code and the scope of the term “Good Reason” as defined in the ERSP, and (ii) extend the “Change in Control Period” as defined in the ERSP for unvested equity awards until the date occurring 24 months following a Change in Control (as defined by the ERSP). In addition, the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) was amended to provide for accelerated vesting in full of restricted stock awards in the event such holder is terminated without Cause (as defined in the 2004 Plan) or resigns for Good Reason (as defined in the 2004 Plan) within 24 months following a Change in Control as defined in the 2004 Plan. These amendments became effective as a result of the Merger Agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting by using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2010.

The effectiveness of our internal control over financial reporting as of October 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in “Part II, Item 8: Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10‑K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B: Other Information

None.

Part III

The information required by Part III is incorporated by reference to the proxy statement expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10: Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated by reference to the proxy statement expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11: Executive Compensation

The information required by Item 11 is incorporated by reference to the proxy statement expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the proxy statement expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by Item 12 is incorporated by reference to the proxy statement expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14: Principal Accountant Fees and Services

The information required by Item 12 is incorporated by reference to the proxy statement expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part IV

Item 15: Exhibits and Consolidated Financial Statement Schedules

(a) (1) and (2) The following consolidated financial statements of Applied Signal Technology, Inc. are filed as part of this report under Item 8:

  Balance Sheets – October 31, 2010, and 2009
  Statements of Operations – Years ended October 31, 2010, 2009, and 2008
  Statement of Shareholders’ Equity – Years ended October 31, 2010, 2009, and 2008
  Statements of Cash Flows – Years ended October 31, 2010, 2009, and 2008
  Notes to Consolidated Financial Statements – October 31, 2010

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Listing of Exhibits – See Exhibit Index on page 86 of this report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology Inc. (Registrant)
Dated January 13, 2011	/s/ William B. Van Vleet III William B. Van Vleet III, Director, President and Chief Executive Officer

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

Signature	Date	Title
/s/ William B. Van Vleet III -------------------------------------- William B. Van Vleet III	January 13, 2011	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ James E. Doyle -------------------------------------- James E. Doyle	January 13, 2011	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Milton E. Cooper -------------------------------------- Milton E. Cooper	January 13, 2011	Director
/s/ John P. Devine -------------------------------------- John P. Devine	January 13, 2011	Chairman of the Board
/s/ David D. Elliman -------------------------------------- David D. Elliman	January 13, 2011	Director
Marie S. Minton	January 13, 2011	Director
/s/ Robert J. Richardson -------------------------------------- Robert J. Richardson	January 13, 2011	Director
/s/ Dr. John R. Treichler -------------------------------------- John R. Treichler	January 13, 2011	Director

Annual Report on Form 10-K Item 15(b) Exhibits Year Ended October 31, 2010 Applied Signal Technology Inc. 460 West California Avenue Sunnyvale, CA 94086

AST
Index to Exhibits

Exhibit Number	Description of Document
2.1(18)	Agreement of Merger of Mercury Acquisition Corporation, a California Corporation, and Dynamics Technology, Inc., a California Corporation, dated July 1, 2005
2.2(32)	Membership Interest Purchase Agreement dated September 1, 2009 by and among Applied Signal Technology, Inc., Pyxis Engineering LLC and Eric Bennett as the Initial Seller
2.3	First Amendment Membership Interest Purchase Agreement dated November 13, 2009 by and among Applied Signal Technology, Inc., Pyxis Engineering LLC and Eric Bennett as the Initial Seller
2.4(35)	Membership Interest Purchase Agreement dated April 28,2010, by and among Applied Signal Technology, Inc., Seismic LLC and Patrick J. Gahan and Scott D. McDonald as sellers
2.5	Second Amendment Membership Interest Purchase Agreement dated December 17, 2010, by and among Applied Signal Technology, Inc., Pyxis Engineering LLC and Eric Bennett as the Initial Seller
2.6(37)	Agreement and Plan of Merger, dated as of December 18, 2010, among Raytheon Company, RN Acquisition Company and Applied Signal Technology, Inc.
3.1	Third Amended and Restated Articles of Incorporation
3.2(1)	Amended and Restated Bylaws
3.3(36)	Amendment to the Second Amended and restated Articles of Incorporation of Applied Signal Technology, Inc.
4.1(1)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnification Agreement for directors and officers*
10.3(5)	1991 Stock Option Plan and forms of agreements thereunder*
10.4(1)	1993 Employee Stock Purchase Plan
10.6(1)	Summary Plan Description of 401(k) Retirement Plan*
10.7(2)	Lease Agreement, dated August 21, 1985, with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8(3)	Lease Agreements, dated November 23, 1994, with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.10(4)	Amendments to Lease Agreements, dated November 23, 1994, with Lincoln Property Company Management Services, Inc.
10.11(8)	2000 Stock Option Plan and forms and agreements thereunder
10.16(7)	Amendments to Lease Agreements, dated July 30, 2001, with Sunnyvale Business Park
10.17(6)	2001 Stock Option Plan and forms of agreements thereunder*
10.18(7)	Amendments to Lease Agreements, dated September 20, 2000, with Eden Roc Partnership
10.19(7)	Amendments to Lease Agreements, dated April 19, 2001, with Sunnyvale Business Park
10.20(9)	2001 Stock Option Plan (as amended through January 20, 2003)*
10.21(9)	Line of Credit Agreement, dated January 27, 2003, with Wells Fargo Bank, National Association
10.22(9)	Security Agreement, dated January 27, 2003, with Wells Fargo Bank
10.25(11)	Annual Incentive Plan*
10.26(12)	Amendment to the Line of Credit Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.27(12)	Security Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.28(39)	Stock Incentive Plan*
10.29(13)	Second Amendment to Lease Agreement, dated May 18, 2004, with Eden Roc Partnership
10.30(38)	Executive Retention and Severance Plan*
10.31(14)	Revised Notice of Option Grant Form for the 2000 Stock Option Plan*
10.32(14)	Revised Notice of Option Grant Form for the 2001 Stock Option Plan*
10.33(14)	Revised Notice of Grant Form for the 2004 Stock Incentive Plan*
10.34(19)	Executed Interest Rate Master Agreement, dated June 2, 2005
10.46(19)	Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated May 16, 2003
10.47(19)	First Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated June 4, 2004
10.48(19)	Amendment to Executed Loan Agreement, dated June 8, 2005
10.49(19)	Fourth Amendment to Lease Between Eden Roc Partnership and Applied Signal Technology, Inc., dated May 3, 2005
10.50(15)	Second Amendment to Line of Credit Agreement, dated February 25, 2005, with Wells Fargo Bank, National Association
10.51(16)	Lease Agreement, dated January 31, 2003, with Tom M. Lacey Family Limited Partnership
10.52(17)	Executed Loan Agreement, dated June 8, 2005
10.53(20)	Second Amendment to Deed of Lease, dated August 31, 2005, with RREEF America Reit II Corp
10.54(21)	Second Amendment to Line of Credit Agreement, dated March 1, 2006, with Wells Fargo Bank, National Association
10.55(22)	First Amendment to Lease Termination and Mutual Release Agreement with NBP, 131-133-141, LLC
10.56(22)	Second Amendment to Agreement of Lease with NBP306, LLC
10.57(24)	Lease agreement with Hamilton Associates, LLC, dated December 15, 2006
10.58(25)	Amendment to Line of Credit Agreement, dated March 1, 2007, with Wells Fargo Bank, National Association
10.59(25)	Amendment to 1993 Employee Stock Purchase Plan, dated May 31, 2007
10.60(26)	Second Amendment to Agreement of Lease with NBP306, LLC
10.61(26)	Amendment to Line of Credit Agreement, dated February 21, 2008, with Wells Fargo Bank, National Association
10.62(27)	Third Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Applied Signal Technology, Inc., dated July 25, 2008
10.63(28)	Severance Agreement and General Release of Claims between Applied Signal Technology, Inc. and Gary L. Yancey
10.64(29)	Amendment to 1993 Employee Stock Purchase Plan, dated August 20, 2008
10.65(29)	Amendment to Stock Incentive Plan, dated November 19, 2008*
10.66(29)	Amendment to Executive Retention and Severance Plan, dated November 19, 2008*
10.67(30)	Amendment to Line of Credit Agreement, dated February 20, 2009, with Wells Fargo Bank, National Association
10.68(30)	Sixth Amendment to Lease Agreement with KBF Properties, LLC, dated September 29, 2008
10.69(31)	Amendment to Applied Signal Technology, Inc. 1993 Employee Stock Purchase Plan, amended on March 18, 2009*
10.70(33)	Lease agreement with Silver Oak Anaheim Hills, LLC dated July 31, 2009
10.71(33)	Line of Credit Agreement, dated February 22, 1010, with Wells Fargo Bank, National Association
14.1(11)	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(33) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2009 dated January 12, 2010.

(34) Incorporated by reference to corresponding Exhibit filed with the Registran’t Form 10-Q for the first quarter of fiscal year 2010 dated March 8, 2010.

(35) Incorporated by reference to corresponding Exhibit filed as an Exhibit to our Current Report on Form 8-K filed on May 4, 2010.

(36) Incorporated by reference to corresponding Exhibit filed as an Exhibit to our Current Report on Form 8-K filed on March 23, 2010.

(37) Incorporated by reference to Exhibit 2.1 filed on our Current Report on Form 8-K filed on December 20, 2010.

(38) Incorporated by reference to Exhibit (e)(24) to our Schedule on 14D-9 filed on December 30, 2010.

(39) Incorporated by reference to Exhibit (e)(25) to our Schedule on 14D-9 filed on December 30, 2010.