Form 10-K/A
period 2010-10-31
APPLIED SIGNAL TECHNOLOGY INC
filed 2011-01-21
CIK 741696

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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
Aggregate market value of the voting common stock held by non-affiliates of the registrant:

Common stock, without par value – $238,626,535 as of April 30, 2010, based on the closing price on such date for the registrant’s common stock reported by the NASDAQ Global Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of registrant’s common stock outstanding:
Common stock, without par value – 13,825,568 shares as of October 31, 2010.

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A, which we refer to as the Amendment, amends our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, originally filed with the Securities and Exchange Commission, or SEC, on January 13, 2011, which we refer to as the Original Filing. We are filing this Amendment to include the information required by Part III that was not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended October 31, 2010. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing have been amended and restated in their entirety. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

Index
Applied Signal Technology Inc.

Part III

Item 10: Directors, Executive Officers, and Corporate Governance

Information about the Directors

The names of our directors, together with their ages and certain other information, are listed below. Each of the directors will hold office until the dates indicated in the table below or his or her respective successor has been elected and qualified, or until his or her earlier resignation or removal.

Name	Principal Occupation	Age	Director Since
Class I directors (to hold office until the 2011 annual meeting of shareholders):
John P. Devine	Director	73	1995
David D. Elliman	Director	60	1991
Robert J. Richardson	Director	64	2003
William B. Van Vleet III	Chief Executive Officer	52	2008
Class II directors (to hold office until the 2012 annual meeting of shareholders):
Milton E. Cooper	Director	72	2004
Marie S. Minton	Director	49	2007
Dr. John R. Treichler	Chief Technology Officer	63	1984

Biographical Information Regarding Directors

Milton E. Cooper

Milton E. Cooper has been a director of the Company since March 2004. Mr. Cooper was the President of the Federal Sector of Computer Sciences Corporation from January 1992 through February 2001. Prior to that time, he also served in marketing and general management positions with IBM Corporation, Telex Corporation, and Raytheon Company. Mr. Cooper currently serves as a director of L-1 Identity Solutions, Inc., a provider of biometric recognition technology and services for identification of individuals, and EPlus, Inc., a business selling, leasing, and managing information technology and other assets.

John P. Devine

John P. Devine has been a director of the Company since May 1995. Mr. Devine served as Deputy Director, National Security Agency (NSA) for Technology and Systems from 1992 to 1995 and as Deputy Director, NSA for Research and Engineering from 1990 to 1992. From 1989 to 1990, Mr. Devine served as NSA Chief of Staff. Mr. Devine has been a consultant to the defense industry since his retirement from the NSA. Mr. Devine served on the boards of EADS N.A. Security Systems and Solutions from 2002 to 2007 and Ericsson Federal Systems from 2001 to 2008. Mr. Devine currently serves on the board of Spirent Federal Systems.

David D. Elliman

David D. Elliman has been a director of the Company since 1991. Mr. Elliman is a professional investor. He is a founding partner of Elmrock Partners, which, along with affiliates, specializes in private equity, marketable equity, structured finance, and asset securitization investments. Elmrock Partners was founded in 1982. Mr. Elliman serves on the boards of the New York State Energy Research and Development Authority, The Jackson Laboratory, and a number of private companies and charities.

Marie S. Minton

Marie S. Minton has been a director of the Company since August 2007. Ms. Minton is the founder and Managing Director of Transition Finance Strategies, LLC, an investment holding company formed in 2003 that owns and manages small businesses. From 1994 to 2003, Ms. Minton was a Managing Director and the Chief Financial Officer of Global Environment Fund, an international private equity investment management firm. Before joining GEF, Ms. Minton was the Vice President of Finance for Clean Air Capital Markets Corporation, a boutique investment banking firm. From 1986 through 1993, Ms. Minton was an Audit Manager in the Entrepreneurial Services Division of Ernst & Young. She served as a director, member of the Audit and Executive Committees, and Chair of the Compensation Committee of Essex Corporation from 2000 through 2006. Ms. Minton is a Certified Public Accountant and a Chartered Financial Analyst. She is a member of the American Institute of CPAs, the Virginia Society of CPAs, the CFA Institute, and the CFA Society of Washington, D.C. In addition, she teaches the accounting curriculum for level one of the CFA exam for Stalla Review.

Robert J. Richardson

Robert J. Richardson has been a director of the Company since February 2003. From November 1997 to January 2000, Mr. Richardson was Chairman and Chief Executive Officer of Unitrode Corporation, a publicly traded semiconductor company, which was acquired by Texas Instruments, Inc. in 2000. From June 1992 to November 1997, Mr. Richardson was President of SVG Lithography (formerly Perkin-Elmer) in Connecticut, and then Vice President, New Business Development and Corporate Marketing for Silicon Valley Group. From 1988 to 1992, Mr. Richardson was the President and General Manager for the Santa Cruz Division of Plantronics, Inc., a manufacturer of communications equipment, and from 1985 to 1988, he was Director, Motorola New Enterprises. Mr. Richardson currently serves as director for a number of private technology companies.

Dr. John R. Treichler

Dr. John R. Treichler, a co-founder of the Company, has been a director and employee of the Company since its incorporation in 1984. He has served in the position of Senior Scientist since 1984 and as Chief Technology Officer since 1999. Prior to co-founding the Company, he worked at ARGOSystems, Inc. for seven years, most recently serving as a senior scientist in the Strategic Systems Division, and at Stanford University for three years in the Information Systems Laboratory. Prior to working at Stanford University, Dr. Treichler served for four years as an officer in the United States Navy.

William B. Van Vleet III

William Van Vleet III was appointed as President, Chief Executive Officer, and a member of the Board of Directors in August 2008, and has been serving as President and Chief Executive Officer since May 1, 2008. Mr. Van Vleet joined the Company in July 2005 as Executive Vice President of the Sensor Signal Processing Group in connection with the Company’s acquisition of Dynamics Technology, Inc. and was promoted to Chief Operating Officer in November 2007. Mr. Van Vleet was President and Chief Executive Officer of Dynamics Technology, Inc. from 2002 to July 2005. Prior to that time, Mr. Van Vleet worked at The Boeing Company for 22 years, where he served in a variety of management positions, most recently as the Director and General Manager of the Communications, Information, and Oceanic Systems Division, and then leading efforts on the U.S. Missile Defense National Team as the Director of Battle Management, C2, and Communications.

Because of each director’s specific experience, qualifications, attributes, and skills described above, our Board of Directors concluded that each director should serve as a director. Each director has a reputation for integrity, honesty, and adherence to high ethical standards. They have each demonstrated an ability to exercise sound judgment, as well as commitment of service to the Company and our Board of Directors.

Information about the Executive Officers

As of October 31, 2010, our executive officers, who were elected by and serve at the discretion of the Board of Directors, were as follows.

Name	Age	Position
William B. Van Vleet III	52	President and Chief Executive Officer
Dr. John R. Treichler	63	Chief Technology Officer
Mark M. Andersson	51	Chief Operating Officer
James E. Doyle	55	Vice President, Finance and Chief Financial Officer
Renato F. Roscher, Jr.	58	Executive Vice President, Broadband Communication Systems
Dr. Joseph Leonelli	55	Vice President, Intelligence and Electronic Warfare Systems
Dr. John F. Pesaturo, Jr.	56	Vice President, Sensor Systems
Roger W. Anderson	52	Vice President, Network Intelligence

William B. Van Vleet III has served as President and CEO of Applied Signal Technology since August 2008. For biographical information concerning Mr. Van Vleet, please see page 5.

Dr. John R. Treichler, a co-founder of the Company, has served as an officer of Applied Signal Technology since its incorporation in January 1984. For biographical information concerning Dr. Treichler, please see page 5.

Mark M. Andersson joined the Company in July 2009 as Chief Operating Officer. Prior to joining the Company, Mr. Andersson was employed with the Harris Corporation, where he last served as the Vice President of Business Development of the National Programs Business Unit and prior to that as Vice President of the Propriety Programs Business Area, both within the Harris Government Communication Systems Division. Mr. Andersson had over 25 years of experience at Harris developing state-of-the-art technology and turnkey system solutions for ground- and space-based applications for multiple customers within the intelligence and law enforcement communities. Over his career, he assumed roles of increasing responsibility in the areas of business development, systems engineering, and program management. Mr. Andersson held multiple leadership positions overseeing strategic planning and operations of lines of business serving the intelligence community with yearly sales ranging from $50 million to $300 million. Mr. Andersson has participated in the Harris WIN Government Systems (WINGS) management development program and is the recipient of numerous exemplary leadership awards. He is a member of the Armed Forces Communications and Electronics Association (AFCEA) and Intelligence and National Security Alliance (INSA).

James E. Doyle joined the Company in September 1991 as a Senior Contracts Administrator and was promoted to Department Manager in November 1991. In March 2000, he was elected Vice President of Finance and Chief Financial Officer.

Renato F. Roscher, Jr. joined the Company in January 1987 as a Senior Engineer. In June 1995, he was promoted to Corporate Engineer and served in that capacity until January 2001, when he was promoted to Deputy General Manager of the Technical Operations Group. In November 2004, he was elected Executive Vice President of the Communications Systems Group, which was renamed and reorganized during 2008 as the Broadband Communications Systems Division.

Dr. Joseph Leonelli joined the Company in July 2005 as Vice President of the Homeland Defense Division in connection with the Company’s acquisition of Dynamics Technology, Inc. He was selected as the Vice President of the Wireless Communication Systems Division in November 2005, which was renamed and reorganized as the Intelligence and Electronic Systems Division during 2008. Prior to his service at Dynamics Technology and the Company, Dr. Leonelli held multiple leadership positions at General Dynamics, Veridian Corporation, and the Battelle Memorial Institute.

Dr. John F. Pesaturo, Jr. joined the Company in July 2005 as Vice President of the Ocean Systems Division in connection with the Company’s acquisition of Dynamics Technology, Inc. During 2008, this division was renamed and reorganized as the Sensor Systems Division. Prior to his service at Dynamics Technology and the Company, Dr. Pesaturo held multiple leadership positions at Lockheed Federal Systems and Westinghouse’s Ocean Division (later Northrop Grumman).

Roger W. Anderson joined Applied Signal Technology in October 2009, as Vice President of Network Intelligence. Mr. Anderson had over 28 years of experience in program and customer relationship management, strategic planning, program development, and systems engineering. Most recently, Mr. Anderson served as Senior Executive Account Manager for the Intelligence Community business area of Harris Government Communications Systems Division, a supplier of enabling technology and custom communications system solutions for intelligence community customers and pursuits. Before joining Harris in 2006, Mr. Anderson was Executive Vice President and General Manager of Mnemonics, Inc., a private defense electronics firm. Mr. Anderson retired as a senior executive from the Central Intelligence Agency in 2002 after 15 years of service.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, and directors. Links to the Code of Business Conduct and Ethics is available on our website at www.appsig.com. To date, there have not been any waivers by the Company of compliance with the code of ethics by any executive officer or director. Any amendments to, or waivers under, the code of ethics that are required to be disclosed by the rules of the SEC will be disclosed on the Company’s website.

The Audit Committee

The Board of Directors has a separately designated standing Audit Committee established in accordance with the rules of the SEC, in particular the rules under Section 3(a)(58)(A) of the Exchange Act, and Nasdaq. The Audit Committee currently consists of Mr. Elliman, as Chair, Ms. Minton, and Mr. Richardson, each of whom is an “independent director” as defined in the applicable Nasdaq rules. The Board of Directors has determined that each of Mr. Elliman, Ms. Minton, and Mr. Richardson is an “audit committee financial expert” as defined by SEC rules, based upon their experience and training.

The Audit Committee of the Board of Directors oversees our accounting and financial reporting processes and the audits of our financial statements. For this purpose, the Audit Committee performs several functions:

  Maintains responsibility for the appointment, compensation, retention, and oversight of our independent registered public accounting firm and evaluates the qualifications, performance, and independence of the independent registered public accounting firm
  Approves in advance the engagement of the independent registered public accounting firm for all audit and non-audit services, and approves the fees and other terms of the engagement
  Reviews, with our independent registered public accounting firm, any significant difficulties, disagreements, or restrictions encountered during the course of the audit, and reviews any management letters issued by the independent registered public accounting firm
  Reviews the critical accounting policies and all alternative treatments of financial information discussed by the independent registered public accounting firm with management, and reviews with management significant judgments made in the preparation of financial statements
  Reviews, with management and our independent registered public accounting firm, our financial reporting processes and internal financial controls
  Reviews the annual audited financial statements and recommends to the Board of Directors their inclusion in our annual report
  Reviews the quarterly financial statements and earnings press releases
  Reviews with management its assessment of the effectiveness and adequacy of our internal controls and procedures for financial reporting, and any significant deficiencies in the design or operation of our internal controls, and reviews with the independent registered public accounting firm their report on our internal controls
  Reviews and approves any related party transactions
  Establishes and oversees procedures for the receipt, retention, and treatment of complaints received regarding accounting, internal controls or auditing matters; reviews changes in, or waivers of, our Code of Conduct, and as requested by the Board, reviews and investigates any conduct alleged to be in violation of the Code of Conduct
  Periodically reviews and discusses with the independent registered public accounting firm the matters required to be discussed pursuant to applicable accounting standards and any formal written statements received from the registered independent public accounting firm

The Audit Committee held twelve meetings during the fiscal year ended October 31, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain officers, and persons who own more than ten percent of a registered class our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities Exchange Commission. The Securities Exchange Commission requires officers, directors, and greater-than-ten-percent beneficial owners to furnish us with copies of all Forms 3, 4, and 5 they file.

We believe that all of our officers, directors, and greater-than-ten-percent beneficial owners complied with all their applicable filing requirements during the fiscal year ended October 31, 2010, except that Roger Anderson filed one late Form 4, associated with a restricted stock award granted on December 2, 2009, and Mark Andersson filed one late Form 4 associated with shares sold to cover his tax withholding on a restricted stock award that vested on August 3, 2010. This is based on our review of copies of Forms 3, 4, and 5 we have received and of written representations from certain persons that they were not required to file a Form 5.

Item 11: Executive Compensation

Compensation Discussion and Analysis

Overview and Compensation Philosophy

The Compensation Committee of the Board of Directors administers our executive compensation programs. The Compensation Committee is composed exclusively of independent directors and oversees all compensation and benefit programs and actions that affect our executive officers.

Our objective is to grow our business as a leading provider of state-of-the-art intelligence, surveillance, and reconnaissance (ISR) products, systems, and services. To do so, we anticipate the needs of the global security marketplace and invest in research and development to introduce new capabilities. In some cases, our solution is to develop equipment or services that apply emerging technologies. In other cases, our solution is to develop equipment that offers smaller size, lower power consumption, and lower cost than our competitors’ products. We are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executives. As a supplier to the United States Government, we require individuals able to obtain and maintain appropriate security clearances to fill our key officer positions, further limiting the available personnel. Our compensation programs for our executive officers are designed to promote recruitment and retention of key employees able to develop and enhance our solutions and to motivate performance critical to our long-term success, while at the same time maximizing shareholder value and encouraging strong operational and financial performance.

The Compensation Committee administers the compensation programs for our executive officers considering this competitive environment, but also believes that the compensation paid to our executive officers should be dependent upon our financial performance and the value that we create for our shareholders. As part of this philosophy, the Compensation Committee believes that successfully accomplishing business goals should result in rewarding individual achievement, and that failure to achieve established objectives should negatively affect executives’ pay. Accordingly, variable compensation programs comprise a portion of the total compensation to our executive officers. Although the Compensation Committee has, from year to year, continued to increase the percentage of executive officer pay that is dependent on achievement of established business goals, the Compensation Committee weighs the accounting implications of increasing the variable portion of executive compensation, given our position as a supplier to the United States Government. Significant increases in the variable portion of executive compensation in any particular fiscal year may not be fully recoverable in our rates charged to the United States Government, and accordingly may have an adverse impact on our results of operations. The compensation programs for our executive officers contain a greater degree of pay at risk than the compensation programs of our other employees. The specific objectives of our executive compensation program include the following:

  Attract, retain, and motivate highly qualified, high performing executives to lead our continued growth and success by providing fair and competitive pay relative to comparably sized organizations in order to be competitive in our industry
  Reward performance by emphasizing variable compensation that is dependent upon the executive’s achievements and our performance
  Align the interests of executives and shareholders through equity-based compensation awards

Compensation Process, Peer Group Selection, and Benchmarking

Compensation Process. Pursuant to its charter, the Compensation Committee has responsibility for, among other functions: (i) reviewing and approving corporate goals and objectives applicable to the compensation of our Chief Executive Officer and evaluating the performance of our Chief Executive Officer in light of these corporate goals and objectives; (ii) reviewing and approving the compensation of other executive officers; (iii) reviewing and approving our equity incentive plans and awards made under these plans; (iv) reviewing and approving other incentive compensation awarded to our executive officers; and (v) determining and approving the total compensation for each of our executive officers based on an evaluation of his performance.

The Chairman of our Compensation Committee, together with our Chief Executive Officer, sets the agenda for meetings of the Compensation Committee. Our Vice President of Human Resources assists the Compensation Committee by compiling information as requested, and attends some of the meetings. The Committee also has the sole authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide it with advice and assistance in connection with the execution of its responsibilities, and outside counsel usually attends most meetings. During fiscal year 2010, the Committee retained Compensia, Inc. to assist it in the evaluation of our executive compensation programs for fiscal year 2011.

Role of Management. Following the end of each fiscal year, our Chief Executive Officer evaluates executive officer performance for the prior fiscal year, other than his own performance, and discusses the results of such evaluations with the Compensation Committee. The Chief Executive Officer assesses each executive officer’s performance for the fiscal year based upon subjective factors concerning such officer’s individual business goals and objectives, and the contributions made by the executive officer to our overall results. These evaluations include an assessment of the level of responsibility of each executive officer and contribution by each executive officer to the success of the Company during the fiscal year. The Chief Executive Officer then makes specific recommendations to the Compensation Committee for adjustments of base salary, target bonus, and equity awards, if appropriate, as part of the compensation packages for each executive officer, other than himself, for the next fiscal year.

The Compensation Committee reviews and assesses the performance of the Chief Executive Officer and determines all compensation for all executive officers, considering the recommendations from the Chief Executive Officer. The Compensation Committee discusses the recommendations of the Chief Executive Officer in executive session without any other members of management present, and may modify the recommendations when approving final compensation packages.

Management also periodically provides recommendations to the Compensation Committee regarding benefit plan design and strategies, including recommendations on the design and implementation of our bonus plans and our equity incentive plans. The financial goals and criteria underlying our Annual Incentive Plan are determined by reference to our annual operating plan, which is proposed by management and approved by the Board of Directors.

Independent Compensation Consultants. Management has historically obtained certain survey information from Radford Consulting, a division of Aon Corporation, an independent consulting firm (“Radford”) or from Buck Consulting, another independent compensation consulting firm, concerning executive compensation at peer group companies and has annually presented this information to the Compensation Committee. Beginning in fiscal year 2009, the Compensation Committee retained Compensia, Inc. (“Compensia”), an independent compensation consulting firm, to review our compensation programs for non-employee directors and for executive officers in connection with compensation matters for fiscal year 2010. In 2010, Compensia conducted the following projects at the request of the Compensation Committee:

  Review of executive compensation guiding principles
  Review of and recommendations related to our executive officers’ base salaries, cash bonuses, and long-term incentive compensation levels and plan structures for 2010 and 2011
  Review of and recommendations related to our 2010 Board of Director’s compensation program
  Review of and recommendations related to our executive officers’ equity compensation
  Review of and recommendations related to stock ownership guidelines, which the Compensation Committee elected to defer pending additional review

The Compensation Committee met in December 2009, June 2010 and September 2010 to discuss executive compensation matters for fiscal year 2010. The Compensation Committee reviewed survey data received from Compensia, which is based in part on information from Radford as well as select peer proxy filings.

Peer Group Selection and Benchmarking. Prior to 2009, the Compensation Committee did not rely on specific peer group data to set executive compensation levels, although the Compensation Committee has always sought to set the base salary and total compensation of our executive officers in line with compensation payable to executive officers at companies with which we are competitive for personnel. For fiscal year 2010, the Compensation Committee relied on the information provided by Compensia concerning its evaluation of the Company’s executive officer compensation levels compared to the market.

In 2010, in connection with its review of fiscal year 2010 compensation, the Compensation Committee received information from Compensia regarding previously agreed upon peer groups including:

  Technology peers: selected companies with revenues generally between 0.5x to 3.0x the Company’s current revenues in the Networking Equipment, Software, or Aerospace/Defense industry segments
  Defense industry peers: selected companies with revenues generally between 0.5x to 3.0x the Company’s current revenues that sell primarily to the US Government and/or sell products used primarily for military application, focused on companies whose primary source of revenue emphasized government contracts or whose revenue was derived primarily from a single/select few clients and/or whose revenue was primarily domestic

These peer companies comprised:

American Science & Engineering	ARGON ST	ArcSight
BigBand Networks	Cogent	Axsys Technologies
Comtech Telecomm	Ducommun	Cohu
GeoEye	Globecomm Systems	EMS Technologies
Herley Industries	Integral Systems	Harmonic
Kratos Defense & Security Solutions	Ladish	iPass
MRV Communications	NCI	Mercury Computer Systems
Sonus Networks	Starent Networks	ShoreTel
ViaSat	Zhone Technologies	TEKELEC

The Compensation Committee sought to set the base salary of our executive officers close to the 50th percentile as indicated in the executive compensation recommendations provided by Compensia, with deviations from such percentages being made to reflect differences in experience or level of responsibility of each executive officer. Compensation positioning is reviewed in order to assess the pay levels and pay mix of the executive compensation program, while actual executive compensation may be above or below the stated philosophy based upon experience, scope of position, and individual performance. The Compensation Committee also set total cash compensation as close to the 50th percentile as possible, noting that typically, equity compensation awarded by us to our executive officers is lower than many peer companies.

Elements of Compensation and How Each Element is Chosen

In order to achieve our compensation objectives, our executive compensation is based upon the following principles:

  Promote the recruitment and retention of key employees and reward individual achievement
  Create value for our shareholders by designating a portion of compensation as dependent on our financial performance, while concurrently fostering cooperation among divisions, and cross-selling of multiple capabilities
  Place an emphasis on performance-based variable pay and foster a culture of pay-for-performance within the Company

For fiscal year 2010, each executive officer’s compensation consisted of three elements: (i) base salary, (ii) cash bonus based upon participation in our Annual Incentive Plan, tied to our attainment of pre-established objectives, and (iii) long-term stock-based incentive awards in the form of restricted stock designed to align the interests between our executive officers and our shareholders. In setting compensation, the Compensation Committee considers:

  Cash versus non-cash compensation, and the appropriate balance between each
  Amount of compensation paid for the prior year, and the general level of increases or decreases to be made thereto
  Performance and competitive practices

The Compensation Committee will review our prior year operating and financial performance as well as peer group pay practices and any emerging compensation trends when determining executive compensation programs.

In determining the size of total cash compensation and equity awards made to our Chief Executive Officer and our other executive officers, the Compensation Committee is mindful of internal pay equity considerations, but also considers the ability of each executive officer to impact Company performance. The Compensation Committee is also aware of the benefits of fostering cooperation among our divisions, and considers the relative size of each executive officer’s compensation package with that in mind.

The Committee reviewed detailed historical information concerning the compensation and benefits previously paid to executive officers and confirmed its philosophy of continuing to provide that a greater portion of executive compensation be comprised of incentive compensation than in previous fiscal years. The Committee considered the impact of the Company’s fiscal year 2009 financial and operating performance, the Company performance objectives to be established for fiscal year 2010, and how each element of executive officer compensation could incentivize executive officers to achieve such Company performance during fiscal year 2010.

Base Salaries. Our base salaries are set at levels that are designed to aid in the recruitment and retention of key employees with needed skills. Base salary is not dependant on Company performance, and is based upon the individual’s level of responsibility, experience, individual performance, and contribution to our overall success.

Base salaries of the executive officers are reviewed annually at the conclusion of the prior fiscal year, and are generally effective from the beginning of the fiscal year. For fiscal year 2010, the Compensation Committee targeted base salaries of executive officers at the 50th percentile of the executive compensation recommendations provided by Compensia, on a job-by-job basis with individual variations explained by differences in experience, skills, and sustained performance, as the Compensation Committee has determined that this is the level at which it believes that salaries should be set in order to attract and retain qualified individuals able to fill our needs, particularly given the need to retain experienced executives able to obtain and hold the requisite security clearances needed. The Compensation Committee also reviews individual factors, including the role, scope of responsibility, leadership, and performance, including the individual’s contribution to Company performance in the prior fiscal year.

Annual Incentive Compensation. Our annual incentive pay, in the form of awards under our Annual Incentive Plan, is designed to motivate our executive officers to attain vital short-term Company goals. Our annual incentive compensation is designed to reward individual achievement, while at the same time creating value for our shareholders by designating a portion of compensation as dependent on our financial performance. Executive officers are eligible for cash incentive compensation annually under our non-shareholder-approved Annual Incentive Plan. Awards under the Annual Incentive Plan are determined based upon Company performance against pre-established financial targets.

The amount of the total target bonus payable to each executive officer varies based upon the position and responsibilities of the officer and his or her ability to impact overall Company performance, and is set at the beginning of the year as a percentage of such officer’s base annual salary. The intent of the targets is to provide a competitive level of compensation when the individual and the Company achieve performance objectives approved by the Compensation Committee. For fiscal year 2010, the Compensation Committee again placed a higher percentage of total cash compensation payable to each executive officer at risk and payable only upon achievement of certain Company performance targets. The Compensation Committee had previously determined that the more senior the officer, the greater his or her responsibility for overall Company performance, and the greater his or her ability would be to impact Company performance. Accordingly, the percentage of base salary representing target bonus awards is higher for our Chief Executive Officer than for our other executive officers.

The target bonuses under the Annual Incentive Plan for fiscal year 2010 represented an increase in the size of the targeted bonuses payable to executive officers for fiscal year 2009 under the Annual Incentive Plan. The Compensation Committee approved these increases in order to increase the percentage of total compensation that is dependent on achievement of established business goals, as well as to reward management for its performance and to continue to incent high performance.

For fiscal year 2010, performance metrics under the Annual Incentive Plan applicable to our Chief Executive Officer, William B. Van Vleet III, Chief Financial Officer, James E. Doyle, and our Chief Operating Officer, Mark M. Andersson, were tied to Company revenue and Company program profit. These executive officers do not have individual performance requirements, given the need for them to work together and across groups and divisions in order to achieve the performance growth expected. The performance objectives applicable to our Chief Technology Officer, Dr. John R. Treichler, included individual performance objectives, given his importance to our continued success with specific customers. The Chief Executive Officer determines and evaluates performance against these subjective goals as they relate to effective leadership regarding expansion of our various customer relationships. Performance targets applicable to our division leaders, including Renato F. Roscher, by contrast, included division financial metrics in addition to corporate financial metrics, in order to incentivize such officers to meet operating income targets set by the Board of Directors. The division financial targets were based on revenue and program profit, with an equal weighting between the two metrics. We use program profit as a measure of profitability because we are unable to calculate discrete financial information, including earnings before interest and taxes, at the division level. The division targets were based on the same operating plan upon which the Company targets were derived. For fiscal year 2010, none of our executive officers were subject to factors based upon achievement of Company bookings. The Compensation Committee believed that by keeping a portion of the annual performance compensation dependent upon achievement of Company targets, the Annual Incentive Plan aids in fostering cooperation among divisions, and cross-selling of multiple capabilities, while at the same time, individual division financial metrics focused the attention of officers with division responsibilities on achievement of the division goals necessary to meet total Company goals and objectives.

The target bonuses were established as a percentage of base salary. The target bonus and weighting of the performance goals for each of our named executive officers for fiscal year 2010 is as follows.

Employee	Target Bonus (% of Salary)	Target Bonus ($)	Company Revenue		Company Program Profit		Division Revenue		Division Program Profit		Personal Objectives
			(%)	($)	(%)	($)	(%)	($)	(%)	($)	(%)	($)
William B. Van Vleet III Chief Executive Officer	50% of base salary	$225,000	50%	$112,500	50%	$112,500	—	$—	—	$—	—	$—
James E. Doyle Chief Financial Officer	40% of base salary	$126,840	50%	$63,420	50%	$63,420	—	$—	—	$—	—	$—
Dr. John R. Treichler Chief Technology Officer	40% of base salary	$131,400	37.5%	$49,275	37.5%	$49,275	—	$—	—	$—	25%	$32,850
Mark M. Andersson Chief Operating Officer	40% of base salary	$130,000	50%	$65,000	50%	$65,000	—	$—	—	$—	—	$—
Renato F. Roscher, Jr. Vice President, Broadband Communications Division	35% of base salary	$105,350	25%	$26,338	25%	$26,338	25%	$26,337	25%	$26,337	—	$—

The Company financial goals under the Annual Incentive Plan for fiscal year 2010 were revenue and profitability targets. The minimum threshold for meeting a Company financial target was 80% attainment of the applicable financial target. At the minimum threshold, the target award multiplier was 50% for achievement of that metric. The bonus payable increased linearly from 50% at 80% achievement of the financial targets to 100% at 100% achievement of the financial targets. Maximum performance was increased to 120% achievement of the financial targets, at which point the bonus payable was 150% of the target bonus. For those executive officers with individual targets, the targets included division revenue and division profit.

The Company performance targets and the associated payout for fiscal year 2010 were:

Company Revenue Targets

% of Target Payout	50%	100%	150%
Revenue	$172.6 million	$215.7 million	$258.8 million

Company Program Profit Targets

% of Target Payout	50%	100%	150%
Program Profit	$20.7 million	$25.9 million	$31.1 million

** Achievement in between such threshold levels to be determined linearly.

These performance targets are set at levels that represent challenging performance goals linked to achievement of the Company’s operating plan. This “pay for performance” philosophy is a key aspect of the Compensation Committee’s philosophy, designed to reward achievement of the Company’s operating plan and provide incentives for exceeding the plan. For purposes of calculating payments under the Annual Incentive Plan, in fiscal year 2010, we achieved 104.42% of the target Company revenue, and 110.18% of target Company program profit. Revenue and program profit targets were based upon revenue from the existing operations and any revenue and program profit achieved during fiscal year 2010 from acquired businesses. Achievement of division revenue ranged from 81.57% to 143.07%, and of division profit from 82.25% to 144.76%. Accordingly, total bonuses paid to executive officers under the Annual Incentive Plan for fiscal year 2010 ranged from approximately 87% to 118%. The variability in bonus awards represented the variability in achievement of division financial targets; those officers, including our Chief Executive Officer, who were evaluated solely on achievement of Company financial targets received bonuses representing approximately 118% of the target bonus award.

The achievement, as a percentage of target, and the bonus payout for each performance objective of the named executive officers for fiscal year 2010 is as follows.

Employee	———————————— Achievement by Performance Goal ————————————
	Company Revenue		Company Program Profit		Division Revenue		Division Program Profit		Personal Objectives
	(%)	Payout	(%)	Payout	(%)	Payout	(%)	Payout	(%)	Payout
William B. Van Vleet III Chief Executive Officer	104.42%	$124,925	110.18%	$141,144	—	—	—	—	—	—
James E. Doyle Chief Financial Officer	104.42%	$70,424	110.18%	$79,567	—	—	—	—	—	—
Dr. John R. Treichler Chief Technology Officer	104.42%	$54,717	110.18%	$61,821	—	—	—	—	100%	$32,850
Mark M. Andersson Chief Operating Officer	104.42%	$72,179	110.18%	$81,549	—	—	—	—	—	—
Renato F. Roscher, Jr. Vice President, Broadband Communications Division	104.42%	$29,246	110.18%	$33,043	95.19%	$23,170	108.22%	$31,748	—	—

Equity Compensation Awards

Equity compensation has traditionally been an important element of our compensation programs company-wide. Because the value of the equity awards will increase only when shareholder value increases, the grant of such equity awards provides long-term incentives to our executive officers. These awards not only serve to align the executives’ interests with those of the shareholders over an extended period of time, but because they also generally are subject to vesting in connection with continued service to us over a specified period of time, these awards serve as an additional retention mechanism. The Compensation Committee believes that both of these elements are important factors in executive compensation. All equity awards to our executive officers, currently and for the past several fiscal years, are made at regularly scheduled meetings of the Compensation Committee, and not by written consent.

The Compensation Committee believes that we must offer a competitive equity incentive program if we are to continue to successfully attract and retain the best possible candidates for positions of responsibility within the Company. Employees with a stake in our future become highly motivated to achieve long-term growth and increase shareholder value. For fiscal year 2010, the Compensation Committee continued to make an annual retention grant comprised of an award of restricted stock rather than a stock option grant. Restricted stock awards were introduced as the equity component of our executive compensation program during fiscal year 2006, and continue to be the only form of equity compensation awarded to our executive officers and non-officer employees. The Compensation Committee believes that the award of restricted stock provides greater retentive value than stock options, as there is value in the restricted stock grant even if the price of our common stock does not increase. None of our equity awards have been subject to performance-based vesting. In our fiscal year 2010, equity awards were made in September 2010. The Company’s Chief Executive Officer and Chief Operating Officer were each granted additional awards in November 2010. Each award vests in equal annual installments over four years from the date of grant. Dividends are payable on the awards during the vesting period.

In determining the number of shares to be awarded to each executive officer, the Compensation Committee considers factors such as the individual performance of the executive officer and the anticipated future contribution of that officer to the attainment of our long-term strategic performance goals. The Compensation Committee reviews the awards together with its determination of annual base salary and target incentive compensation and strives to keep total compensation at the 50th percentile based upon the survey data received from Compensia as described above; accordingly, for our 2010 fiscal year, the Compensation Committee evaluated the amount of the equity compensation component of executive compensation in the overall compensation provided to the executives, but did not target a specific value for each particular grant. The grants awarded to executive officers during fiscal year 2010 were not based on or tied to achievement of specific, past objectives, but were reflective of overall performance and were intended to provide longer-term incentives and alignment of such executive officers’ interests with the interests of shareholders.

In approving equity awards to executive officers for fiscal year 2010, the Compensation Committee considered each individual’s experience, the scope of such individual’s responsibilities, his performance in the applicable role, and his expected future contribution to our goals and shareholder value. When making equity awards, the Compensation Committee also notes the percentage of total equity awards made to Company employees represented by awards to executive officers. For fiscal year 2010, we granted equity awards of restricted stock representing an aggregate of 489,585 shares of which 272,085 shares, or 56%, represented awards to executive officers. The Compensation Committee believes that executive officers have a greater ability to impact total Company performance, and accordingly expects to continue to award a greater proportion of our total equity awards each year to our executive officers.

Market Timing of Equity Awards and Trading Windows

The Compensation Committee does not engage in any “market timing” of equity awards made to the executive officers or other award recipients. As discussed earlier, annual equity awards granted to existing executive officers are made in connection with an annual review process that occurs at a regularly scheduled meeting of the Compensation Committee, the date of which is set at the beginning of the fiscal year. Accordingly, there is no established practice of timing our awards in advance of the release of favorable financial results or adjusting the award date in connection with the release of unfavorable financial developments affecting our business. Equity awards for newly hired employees, including newly hired executive officers, are normally made on the first day of the first fiscal quarter subsequent to the employee’s actual commencement of employment. Under our current practice, equity awards for all officers and directors are made by the Compensation Committee and equity awards for other eligible individuals are made by the Chief Executive Officer. It is our intent that all stock option grants, whether made by the Compensation Committee or the Chief Executive Officer, have an exercise price per share equal to the closing selling price per share on the grant date.

It is our policy that officers and directors may neither purchase or sell options of our common stock nor engage in short sales or margin trading with respect to our common stock. Additionally, they must trade within certain periods that are approved by us. Specifically, officers and certain other designated employees must comply with the following requirements:

  Refrain entirely from trading in “puts” and “calls” (publicly traded options to sell or buy stock) straddles, equity swaps, or other derivative securities that are directly linked to our stock
  Refrain entirely from trading our securities outside of “window periods” (such period generally begins on the second day following the date of release of the quarterly or annual statements of sales and earnings and ends on the first day of the last month of our applicable fiscal quarter)

Stock Ownership Guidelines

At present, we do not have any equity or security ownership requirements for our executive officers.

Change in Control and Severance Agreements

We have no separate change in control or severance arrangements with any of our executive officers. However, we have adopted an Executive Retention and Severance Plan (the “Executive Severance Plan”) and entered into individual participation agreements with each of our executive officers as described under “Executive Employment Agreements” below. The potential payments that each of the named executive officers would have received if a change in control or termination of employment would have occurred on November 1, 2010, are set forth under the section titled “Potential Payments upon Termination or Change in Control” below. The Executive Severance Plan provides that our executive officers will receive compensation and benefits if they lose their jobs under certain circumstances, including in connection with a change in our control. The Compensation Committee initially adopted, and has maintained, the Executive Severance Plan because the Compensation Committee believes that such arrangements protect the interests of our employees, particularly our senior employees, when a potential change of control could affect his or her job security. In addition, since the Executive Severance Plan mitigates any concern our executive officers may have in connection with a termination of their employment by us, or the loss of employment as a result of a change in our control, they promote the interests of shareholders by assuring that management focuses on evaluating opportunities that are in our best interests, without concentrating on individual personal interests. The Executive Severance Plan also helps ensure that our management stays committed to furthering our interests, even if we were to consider a transaction that resulted in a change of our control. This allows our executive officers to focus on corporate transactions that are in the best interests of our shareholders without undue concern over whether a transaction may jeopardize the executive’s own employment. The Compensation Committee believes that this plan provides benefits that are typical among comparable companies.

The Executive Severance Plan provides for continuation of monthly payments and benefits as a result of a termination of employment by us without cause or by the employee for good reason during the one year following a change in control. The Executive Severance Plan also provides for continuation of monthly payments and benefits as a result of termination of employment by us without cause or by the employee for good reason in the absence of a change in our control. The payments consist of a multiple of base salary and annual bonus; in addition, under the Annual Incentive Plan, any bonus earned through the date of termination is payable at the time that bonuses are paid to all other executive officers for such fiscal year. Under the Executive Severance Plan, the multiple for our Chief Executive Officer is two times annual base salary and one year of bonus, and for all other executive officers is one times annual base salary and one year of bonus. Participants in the Executive Severance Plan are also entitled to acceleration in full of the vesting of equity awards they hold upon any such termination occurring within 24 months following a change in control. The completion of our proposed transaction with Raytheon will constitute a change in control.

Other Benefits and Perquisites

We provide other customary benefits that are comprehensive and apply uniformly to all of our employees, including our executive officers, including comprehensive medical, dental, life, and disability coverage. The purpose of this element of compensation is to provide assurance of financial support in the event of illness or injury, encourage retirement savings, and encourage additional equity ownership by our employees. Our executive officers are able to participate in the Applied Signal Technology, Inc. 401(k) Plan that features a matching contribution up to a maximum of six percent of $245,000 per employee, per annum at the rate of $0.75 per $1.00 contributed by the employee.

It is not our practice to provide our executive officers with any meaningful perquisites, other than the benefits described above.

Deferred Compensation Programs

We do not maintain any non-qualified deferred compensation programs for our executive officers or any supplemental executive retirement plans. We believe that the equity award component of each executive officer’s total direct compensation should serve as a major source of wealth creation, including the accumulation of substantial resources to fund the executive officer’s retirement years.

Tax and Regulatory Considerations

When approving the executive compensation programs, the Compensation Committee considers compliance with the rules enacted by federal, state, and local authorities applicable to compensation decisions. The specific areas of regulation that impact our compensation programs include:

  Section 162(m) of the Internal Revenue Code and related Treasury Department regulations, which denies deductibility of executive compensation paid to our Chief Executive Officer and each of our other three most highly compensated executive officers (other than our Chief Financial Officer) holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. Income from options granted under our shareholder-approved stock option plan would generally qualify for an exemption from these restrictions so long as the options are granted by a committee whose members are “outside directors” (as defined by Section 162(m)) and have an exercise price no less than the fair market value of the shares on the date of grant. We expect that the Compensation Committee will continue to be comprised solely of outside directors, and that any equity awards granted to our executive officers will be approved by the Compensation Committee. The Compensation Committee does not believe that in general other components of our compensation will be likely to exceed $1,000,000 for any executive officer in the foreseeable future, and therefore concluded that no further action with respect to qualifying such compensation for deductibility was necessary at this time. In the future, the Compensation Committee will continue to evaluate the advisability of qualifying our executive compensation for deductibility of such compensation. The Committee’s policy is to qualify our executive compensation for deductibility under applicable tax laws as practicable.

However, compensation that is deemed to be “performance based” under Section 162(m) is generally excluded from this limit. To enable compensation in connection with stock options, stock appreciation rights, certain restricted stock and restricted stock unit awards, performance share and performance unit awards, and certain other stock-based or cash-based awards granted under the 2004 Plan to qualify as “performance based” within the meaning of Section 162(m), the shareholders approved certain material terms of the 2004 Plan. While we believe that compensation in connection with such awards under the 2004 Plan generally will be deductible by us for federal income tax purposes, under certain circumstances, such as a change in our control, compensation paid in settlement of certain awards may not qualify as “performance based.”

  Section 409A of the Internal Revenue Code, which covers nonqualified deferred compensation. We are committed to ensuring our programs are designed to comply with Section 409A, and the Compensation Committee reviewed and approved amendments to our Executive Retention and Severance Plan, as well as our 2004 Stock Incentive Plan, during fiscal year 2008 to ensure compliance with these regulations.

Report of the Compensation Committee

We, the Compensation Committee of the Board of Directors of Applied Signal Technology, Inc., have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to Applied Signal Technology’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Compensation Committee

Milton E. Cooper, Chairman
John P. Devine
David D. Elliman

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended October 31, 2010, 2009, and 2008, by our Chief Executive Officer, our Chief Financial Officer, and our other three most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
William B. Van Vleet III President and Chief Executive Officer	2010	$445,969		$1,543,350	$266,069	$55,134	$2,310,522
	2009	$413,848	—	$110,250	$165,157	$42,866	$732,121
	2008	$352,011	$50,000	$407,000	$30,120	$35,333	$874,464
James E. Doyle Vice President, Finance and Chief Financial Officer	2010	$317,138	—	$395,580	$149,992	$51,906	$914,616
	2009	$316,778	—	$44,100	$108,176	$292,321	$761,375
	2008	$314,068	—	$56,800	$25,162	$32,173	$428,203
Dr. John R. Treichler Chief Technology Officer	2010	$328,494	—	$689,140	$149,388	$43,893	$1,210,915
	2009	$327,758	—	$58,800	$108,678	$255,375	$750,611
	2008	$320,577	—	$56,800	$25,684	$34,118	$437,179
Mark M. Andersson Chief Operating Officer	2010	$323,771	—	$1,283,000	$153,729	$54,973	$1,815,473
	2009	$82,662	$50,000	$253,800	$29,848	$1,250	$417,560
Renato F. Roscher, Jr. Vice President, Broadband Communications Division	2010	$301,038	—	$349,380	$117,208	$26,791	$794,417
	2009	$300,363	—	$58,800	$106,675	$31,343	$497,181
	2008	$294,042	—	$56,800	$34,158	$26,053	$411,053

(1) Includes amounts (if any) deferred at the named executive officer’s option under Applied Signal Technology’s 401(k) plan. The amount shown for Mr. Andersson for 2009 represents the four-month period from July 2009 when Mr. Andersson joined the Company.

(2) The amount shown for Mr. Van Vleet in fiscal year 2008 represents a retention bonus paid to him in consideration of his service as Chief Executive Officer following the resignation of our former Chief Executive Officer. The amount shown for Mr. Andersson in fiscal year 2009 represents a sign-on bonus paid to him upon joining the Company.

(3) The amounts shown are the total fair value of restricted stock awards granted in fiscal years 2010, 2009, and 2008 to the executive officer, excluding the impact of estimated forfeitures related to service-based vesting conditions. The fair values of the shares of restricted stock awarded were calculated based on the fair market value of our common stock on the respective grant dates.

(4) We award bonuses pursuant to an Annual Incentive Plan, which provides for the award of annual cash bonuses based upon threshold, target, and maximum payout amounts set by the Compensation Committee at the beginning of each fiscal year. See “ Compensation Discussion and Analysis, Elements of Compensation and How Each Element is Chosen, Annual Incentive Compensation.” The actual amount paid to each named executive officer for the fiscal year ended October 31, 2010, is set forth in the Summary Compensation Table under the heading, “ Non-Equity Incentive Plan Compensation.” A description of the terms of the Annual Incentive Plan is set forth in the Compensation Discussion and Analysis, above.

(5) The compensation represented by the amounts for fiscal years 2010, 2009, and 2008 set forth in the All Other Compensation column for the named executive officers are detailed in the following table.

Name	Year	Retirement Bonus(a)	401(k) Employer(b)	Excess Life(c)	Dividends Received on Stock Awards(d)	Payments for Unused Vacation(e)	Other(f)	Total
William B. Van Vleet III	2010	$—	$13,962	$931	$31,587	$8,654	$—	$55,134
	2009	$—	$9,519	$1,120	$20,256	$11,971	$—	$42,866
	2008	$15,107	$9,200	$1,055	$9,971	—	$—	$35,333
James E. Doyle	2010	$—	$13,961	$931	$11,094	$25,920	$—	$51,906
	2009	$—	$9,519	$1,120	$7,250	$274,432	$—	$292,321
	2008	$16,103	$9,200	$1,120	$5,750	—	$—	$32,173
Dr. John R. Treichler	2010	$—	$13,962	$2,672	$14,625	$12,634	$—	$43,893
	2009	$—	$9,519	$3,215	$7,750	$234,891	$—	$255,375
	2008	$15,955	$9,200	$3,213	$5,750	—	$—	$34,118
Mark M. Andersson	2010	$—	$15,835	$402	$15,792	—	$22,944	$54,973
	2009	$—	$—	$—	$—	$1,250	$—	$1,250
Renato F. Roscher, Jr.	2010	$—	$13,967	$1,741	$11,083	—	$—	$26,791
	2009	$—	$9,519	$2,094	$7,743	$11,987	$—	$31,343
	2008	$8,373	$9,200	$2,093	$6,387	—	$—	$26,053

(a) Represents four percent of the salary over the maximum annual federal limit of the Company-funded Applied Signal Technology 401(k) Retirement Plan contributions. These amounts were accrued at the end of each fiscal year and paid during the following fiscal year. For fiscal year 2009 and forward, this plan was amended such that the we no longer contributed four percent of the salary.

(b) Represents the company-funded Applied Signal Technology 401(k) Retirement Plan contributions.

(c) Represents the payment of excess life insurance benefits.

(d) The amounts shown represent the dividend payments received during fiscal year 2010, associated with restricted stock awards.

(e) Represents accrued, but unused, vacation that was paid as a result of a change to our vacation policy.

(f) Represents a relocation payment to Mr. Andersson.

Grants of Plan-based Awards

The following table sets forth certain information with respect to stock and option awards granted during the fiscal year ended October 31, 2010, to our named executive officers.

		Estimated Future Payouts Under Non-equity Incentive Plan Awards(1)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
William B. Van Vleet III	12/02/09	$—	$225,000	$337,500	15,000	$295,950
	09/22/10	—	—	—	54,000	$1,247,400
James E. Doyle	12/02/09	$—	$126,840	$190,260	6,000	$118,380
	09/22/10	—	—	—	12,000	$277,200
Dr. John R. Treichler	12/02/09	$—	$131,400	$197,100	8,000	$157,840
	09/22/10	—	—	—	23,000	$531,300
Mark M. Andersson	12/02/09	$—	$130,000	$195,000	10,000	$197,300
	09/22/10	—	—	—	47,000	$1,085,700
Renato F. Roscher, Jr.	12/02/09	$—	$105,350	$158,025	6,000	$118,380
	09/22/10	—	—	—	10,000	$231,000

(1) We award bonuses pursuant to an Annual Incentive Plan, which provides for the award of annual cash bonuses based upon threshold, target, and maximum payout amounts set by the Compensation Committee at the beginning of each fiscal year. See “Compensation Discussion and Analysis, Elements of Compensation and How Each Element is Chosen, Annual Incentive Compensation.” The actual amount paid to each named executive officer for the fiscal year ended October 31, 2010 is set forth in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” See the disclosure under “Compensation Discussion and Analysis—Elements of Compensation and How Each Element is Chosen—Annual Incentive Compensation” for a discussion of the terms under which awards are payable under the Annual Incentive Plan.

(2) The threshold amounts included in the table above reflect the minimum payment level under the Annual Incentive Plan, as the 2010 Annual Incentive Plan has a minimum threshold that had to be reached before payments were triggered. The minimum, target and maximum amounts are reflected on an annualized basis.

(3) These amounts represent shares of restricted stock granted in fiscal year 2010, pursuant to our 2004 Stock Incentive Plan. The shares of restricted stock vest at the rate of 25% on each anniversary of the date of grant, and are fully vested at the end of four years, so long as the employee remains an employee of Applied Signal Technology at each vesting date.

(4) The dollar value of restricted stock shown represents the grant date fair value calculated based on the fair market value of our common stock on the respective grant dates. The actual value that an executive will realize on each share of restricted stock award will depend on the price per share of our common stock at the time the shares of restricted stock are sold. There can be no assurance that the actual value realized by an executive will be at or near the grant date fair value of the restricted stock awarded.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and restricted shares previously awarded to our named executive officers as of October 31, 2010.

Name	——————————— Option Awards ———————————				———— Stock Awards ————
	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
William B. Van Vleet III	20,000	—	$18.85	7/1/2015	1,250(4) 3,000(5) 10,000(6) 5,625(7) 15,000(8) 54,000(9)	$41,950 $100,680 $335,600 $188,775 $503,400 $1,812,240
James E. Doyle	15,246 1,004 5,899 9,101 9,035 5,965	—	$12.30 $12.30 $26.10 $26.10 $32.19 $32.19	2/24/2013 2/24/2013 3/11/2014 3/11/2014 1/10/2013 1/10/2013	937(4) 2,000(5) 2,250(7) 6,000(8) 12,000(9)	$31,446 $67,120 $75,510 $201,360 $402,720
Dr. John R. Treichler	12,049 2,951 8,154 6,846	—	$26.10 $26.10 $32.19 $32.19	3/11/2014 3/11/2014 1/10/2013 1/10/2013	937(4) 2,000(5) 3,000(7) 8,000(8) 23,000(9)	$31,446 $67,120 $100,680 $268,480 $771,880
Mark M. Andersson	—	—	—	—	7,500(10) 10,000(8) 47,000(9)	$251,700 $335,600 $1,577,320
Renato F. Roscher, Jr.	12,000 12,346 7,654	—	$13.39 $32.19 $32.19	2/28/2013 1/10/2013 1/10/2013	1,250(4) 2,000(5) 3,000(7) 6,000(8) 10,000(9)	$41,950 $67,120 $100,680 $201,360 $335,600

(1) Each option vests and becomes exercisable at the rate of 20% per year in five successive annual installments upon the executive’s completion of each year of service over a five-year service period, measured from the grant date.

(2) Each restricted stock award vests and becomes exercisable at the rate of 25% per year in four successive annual installments upon the executive’s completion of each year of service over a four-year service period, measured from the award date, and shall be subject to automatic forfeiture if the recipient’s performance of services with us terminates prior to the date on which the shares vest.

(3) Represents the fair market value per share of our common stock, being the closing sales price on the NASDAQ Global Market on October 30, 2010 ($33.56), multiplied by the number of shares that had not vested as of October 31, 2010.

(4) The original grant date of this award was November 15, 2006. Subject to ongoing service requirements, such shares vest 25% on each anniversary of the date of grant, with vesting in full on November 15, 2010.

(5) The original grant date of this award was November 14, 2007. Subject to ongoing service requirements, such shares vest 25% on each anniversary of the date of grant, with vesting in full on November 14, 1011.

(6) The original grant date of this award was August 20, 2008. Subject to ongoing service requirements, such shares vest 25% per year on the anniversary of the date of grant, with full vesting on August 20, 2012.

(7) The original grant date of this award was November 19, 2008. Subject to ongoing service requirements, such shares vest 25% on each anniversary of the date of grant, with full vesting on November 19, 2012.

(8) The original grant date of this award was December 2, 2009. Subject to ongoing service requirements, such shares vest 25% on each anniversary of the date of grant, with full vesting on December 2, 2013.

(9) The original grant date of this award was September 22, 2010. Subject to ongoing service requirements, such shares vest 25% on each anniversary of the date of grant, with full vesting on September 22, 2014.

(10) The original grant date of this award was August 3, 2009. Subject to ongoing service requirements, such shares vest 25% on each anniversary of the date of grant, with full vesting on August 3, 2013.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth certain information concerning option exercises by our named executive officers during the fiscal year ended October 31, 2010.

2010 Option Exercises and Stock Vested

Name	———— Option Awards ————		———— Stock Awards ————
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
William B. Van Vleet III	—	—	10,875	$214,030
James E. Doyle	—	—	3,624	$73,311
Dr. John R. Treichler	—	—	3,874	$78,376
Mark M. Andersson	—	—	2,500	$50,850
Renato F. Roscher, Jr.	—	—	4,500	$90,918

(1) The value realized on vesting is determined by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date, based upon the market price of our common stock on the vesting date.

Executive Employment Agreements

Executive Retention and Severance Plan

On August 18, 2004, the Compensation Committee adopted and has subsequently amended from time to time, most recently on December 13, 2010, the Company’s the Executive Retention and Severance Plan (the “Executive Severance Plan”). The Executive Severance Plan provides certain benefits to the Company’s executive officers and key employees upon involuntary termination of employment and in connection with a change in our control.

A participant in the Executive Severance Plan whose employment is terminated without cause or resigns following certain adverse changes in employment circumstances, including any such termination or resignation that occurs during a period from the first public announcement of a change in control and ending 12 months after a change in control will be entitled to specified severance benefits. In addition to accrued compensation, including any earned but unpaid prior year bonus, and benefits earned under our benefit and equity compensation plans, the terminated participant will receive cash severance payments equal to the aggregate of the participant’s base salary for a period of 24 months in the case of the chief executive officer, and 12 months in the case of other executive officers, plus an amount equal to the participant’s annual bonus for one year. In addition, participants will be entitled to receive for the same respective periods employer-paid health benefits substantially similar to those provided immediately prior to the termination. Participants will also be entitled to acceleration in full of the vesting of equity awards they hold upon any such termination occurring within 24 months following a change in control. Provision of all such benefits is conditioned upon the participant’s execution of a release of claims against us and entry into a covenant not to compete with us set forth in a restrictive covenants agreement. The participant may elect to terminate the restrictive covenants agreement, including the termination of the non-competition agreement, in exchange for forfeiting any additional severance payments payable after such termination. The treatment of any stock-based awards held by Executive Severance Plan participants upon a change in control will be determined under the plans or agreements providing for such options or awards.

Following a participant’s termination of employment, the participant will be indemnified by us to the fullest extent permitted under applicable law and will be provided with directors’ and officers’ liability insurance (if applicable) for a period of six years, each as set forth in the Executive Severance Plan. If any payment or benefit received or to be received by the executive officer pursuant to the Executive Severance Plan or otherwise would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then we will pay the executive officer only such amounts as will not exceed the amount that produces the greatest after-tax benefit to the participant.

For purposes of the Executive Severance Plan, a change in control means the occurrence of any of the following:

  Any person or entity becomes the beneficial owner, directly or indirectly, of more than fifty percent (50%) of our outstanding shares of common stock;
  We are a party to a merger, consolidation, or similar corporate transaction, or series of related transactions, which results in the holders of our voting securities outstanding immediately prior to such transaction(s) failing to retain immediately after such transaction(s) direct or indirect beneficial ownership of more than fifty percent (50%) of our outstanding shares of common stock;
  The sale or disposition of all or substantially all of our assets or consummation of any transaction, or series of related transactions, having a similar effect; or
  A change in the composition of the Board within any consecutive two-year period as a result of which fewer than a majority of the directors are incumbent directors.

For purposes of the Executive Severance Plan, “Cause” means the occurrence of any of the following, as determined in good faith by a vote of not less than two-thirds of the entire membership of the Board at a meeting of the Board called and held in whole or in part for such purpose:

  The executive’s commission of any material act of fraud, embezzlement, dishonesty, intentional falsification of any employment or other Company records, or any criminal act which impairs his or her ability to perform his or her duties;
  The executive’s willful misconduct, breach of fiduciary duty for personal profit or material failure to abide by our code of conduct or other policies;
  The executive’s unauthorized use or disclosure of confidential information or trade secrets of ours; or
  The executive’s conviction for a felony causing material harm to our reputation and standing.

For purposes of the Executive Severance Plan, “Good Reason” means the occurrence during the two-year period following a change in control (as described above) of any of the following conditions without the executive’s consent:

  A material, adverse change in the executive’s position, duties, substantive functional responsibilities, or reporting responsibilities, causing the executive’s position to be of materially lesser rank or responsibility;
  A material, adverse change in the authority, duties, substantive functional responsibilities or reporting responsibilities of the officer to whom the executive is required to report, causing such officer’s position to be of materially lesser rank or responsibility within the Company or an equivalent business unit of its parent;
  A material decrease in the size of the budget within the company over which the executive has responsibility;
  A material decrease in the executive’s base salary rate or target bonus amount;
  Any failure to continue to provide the executive with the opportunity to participate in any benefit or compensation plans and programs in which the executive was participating immediately prior to such failure, or to provide the executive with all other fringe benefits from time to time in effect for the benefit of any employee group that customarily includes a person holding the employment position or a comparable position then held by the executive;
  The relocation of the executive’s work place to a location that increases the regular commute distance by more than thirty (30) miles, or, following the consummation of a change in our control, the imposition of business travel requirements substantially more demanding than such travel requirements existing immediately prior to the change in control; or
  Following the consummation of a change in control, any material breach of the Executive Severance Plan.

Acceleration of Options upon a Change in Control

Options to purchase our common stock and restricted stock granted to our non-employee directors provide that in the event of a change in our control, each outstanding option, and each share of restricted stock, held by a non-employee director whose service as a director has not terminated prior to such date shall be vested in full, and in the case of stock options, immediately exercisable and vested in full as of the date ten days prior to the change in control.

On November 11, 2010, the Compensation Committee approved a modification to Mr. Van Vleet’s stock agreement such that in the event of a Change in Control, as defined in the Company’s Executive Severance Plan, the vesting of forty percent (40%) of the number of unvested shares of Restricted Stock then held by Mr. Van Vleet shall accelerate (with such number coming first from the restricted stock grant made to Mr. Van Vleet in September 2010), with the remaining unvested shares subject to vesting in accordance with the original terms of grant and subject to acceleration in accordance with the terms of the Executive Severance Plan.

On December 13, 2010, the Compensation Committee of the Board of Directors of AST approved certain amendments to the Company’s Executive Severance Plan. The amendments to the Executive Severance Plan (i) clarify the Executive Severance Plan’s compliance with Section 409A of the Internal Revenue Code and the scope of the term “Good Reason” as defined in the Executive Severance Plan, and (ii) extend the “Change in Control Period” as defined in the Executive Severance Plan, for purposes of acceleration of vesting of equity awards, until the date occurring 24 months following a Change in Control (as defined by the Executive Severance Plan). In addition, the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) was amended to provide for accelerated vesting in full of restricted stock awards in the event such holder is terminated without Cause (as defined in the 2004 Plan) or resigns for Good Reason (as defined in the 2004 Plan) within 24 months following a Change in Control as defined in the 2004 Plan.

Calculation of Potential Payments upon Termination or Change of Control

The following table presents our estimate of the dollar value of the benefits payable to our named executive officers upon a termination of employment with or without cause, or a change in our control, assuming such terminating event occurred on October 31, 2010. These benefits are in addition to accrued compensation and accrued paid time off, otherwise required by law to be paid through the date of termination of employment.

This table assumes that the termination occurred as of October 31, 2010, and, in connection with a termination that occurred as a result of a change of control, that outstanding unvested equity awards were neither assumed by the successor corporation nor replaced with a cash retention program. While we believe that the amounts shown below and the assumptions upon which they are based provide reasonable estimates of the amounts that would have been due to the named executive officers in the event that any of the circumstances described above had occurred on October 31, 2010, the actual amounts due to the named executive officers upon a triggering event will depend upon the actual circumstances.

Name	Trigger Event	Non-equity Incentive Plan Compensation	Severance	Continuation of Benefits(1)	Value of Option Acceleration(2)	Value of Restricted Stock Acceleration(2)	Total Value(3)
William B. Van Vleet III	Involuntary Termination	$266,069	$1,374,800	$41,122	$—	$—	$1,681,991
	Change in Control	$266,069	$1,374,800	$41,122	$—	$2,982,645	$4,664,636
	Death, Disability, Retirement	$266,069	$—	$—	$—	$—	$266,069
James E. Doyle	Involuntary Termination	$149,992	$495,000	$20,100	$—	$—	$665,092
	Change in Control	$149,992	$495,000	$20,100	$—	$778,156	$1,443,248
	Death, Disability, Retirement	$149,992	$—	$—	$—	$—	$149,992
Dr. John R. Treichler	Involuntary Termination	$149,388	$513,000	$14,285	$—	$—	$676,673
	Change in Control	$149,388	$513,000	$14,285	$—	$1,239,606	$1,916,279
	Death, Disability, Retirement	$149,388	$—	$—	$—	$—	$149,388
Mark M. Andersson	Involuntary Termination	$153,729	$571,200	$1,999	$—	$—	$726,928
	Change in Control	$153,729	$571,200	$1,999	$—	$2,164,620	$2,891,548
	Death, Disability, Retirement	$153,729	$—	$—	$—	$—	$153,729
Renato F. Roscher, Jr.	Involuntary Termination	$117,208	$434,000	$21,876	$—	$—	$573,084
	Change in Control	$117,208	$434,000	$21,876	$—	$746,710	$1,319,794
	Death, Disability, Retirement	$117,208	$—	$—	$—	$—	$117,208

(1) Represents the aggregate value of reimbursement of COBRA benefits after the date of termination. For the purposes of this calculation, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executives will find other employment, or discount rates for determining present value.

(2) Represents the aggregate value of the accelerated vesting of the executive officer’s unvested stock options and shares of restricted stock as of October 31, 2010.

As of October 31, 2010, none of the named executives held any unvested stock options. The amount shown as the value of the accelerated shares of restricted stock represents the fair value calculated based on the fair market value of our common stock on October 30, 2010, $33.56, multiplied by the assumed number of shares of restricted stock vesting on an accelerated basis on October 31, 2010.

(3) Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors’ and officers’ liability insurance (if applicable).

In addition, upon death or disability, each of our executive officers is entitled to coverage under our applicable insurance policies. We also provide death benefits of an insured sum equal to two times their annual salary up to a maximum of $500,000, plus an additional amount equal to two times their annual salary up to a maximum of $500,000 if such death occurs as a result of an accident. Executive officers are fully vested in 100% of their account balance under the Retirement Savings Plan (401(k) Plan). All of our employees are eligible for continuing health coverage under COBRA.

Compensation of Directors

The Compensation Committee reviews and recommends to the Board non-employee director compensation. We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting the compensation of non-employee directors, we consider the significant amount of time that the Board members expend in fulfilling their duties to us as well as the experience level required to serve on the Board. The Compensation Committee annually reviews the compensation and compensation policies for non-employee members of the Board of Directors.

Cash Compensation. Directors who are also company employees are not compensated for services provided as a member of the Board of Directors. In May 2008, the Compensation Committee reviewed director compensation, considered industry reports concerning director compensation, including the report of the National Association of Corporate Directors on Director Compensation for 2007–2008, and considered how best to align the interests of directors with shareholders. As a result, for fiscal year 2010, directors were compensated entirely by annual cash payments, payable quarterly. The amount of cash compensation payable to directors was increased to an amount that both brings the compensation in line with compensation payable at similarly situated companies, and to compensate for the elimination of equity grants as a portion of director compensation. The increase in fees payable to Board members was prorated beginning June 1, 2008, and resulted in the following annual fees, payable quarterly, to the Board and members of each committee of the Board during fiscal year 2010.

Annual Cash Payment, each payable quarterly
All Non-employee Board Members	$76,000
Audit Committee Chair	$14,000
Compensation Committee Chair	$7,500
Corporate Governance and Nominating Committee Chair	$5,000
Chairman of the Board	$60,000 in addition to all other fees payable

Each Board member also receives $1,000 for in-person attendance at each of the four regularly scheduled meetings of the Board per annum. We also reimburse out-of-pocket travel expenses of non-employee directors not residing in the San Francisco Bay area in accordance with our travel policy.

In addition, during fiscal year 2010 the Board determined that, commencing on September 1, 2010, each individual member of the M&A Committee would receive $10,000 per month, which total amount shall not exceed $50,000, and the Chairman of the M&A Committee would receive $15,000 per month, which total amount shall not exceed $75,000.

In June 2009, the Compensation Committee reviewed director compensation, after reviewing information provided by its independent consultant, Compensia, Inc. After review of the data presented, the Compensation Committee agreed to continue director compensation at current levels. In addition, the Compensation Committee discussed the compensation payable for service on each of the various committees of the Company, and determined to continue with the current compensation plan.

Equity Compensation. Non-employee directors are eligible to participate in the 2004 Stock Incentive Plan, and employee-directors are able to participate in the 1993 Employee Stock Purchase Plan, 2004 Stock Incentive Plan, and 401(k) Plan. Options granted to non-employee directors are not intended to qualify as incentive stock options under the Internal Revenue Code. The initial options and any annual options granted to non-executive directors vest annually in three equal annual installments on the anniversary date of such grant. A director who ceases to be a director for any reason may exercise the vested portion of his or her options within 12 months following such termination, to the extent not previously exercised. All options granted to non-employee directors under the 2004 Stock Incentive Plan, expire eight years following the date of grant. Options to purchase our common stock and restricted stock granted to our non-employee directors provide that in the event of a change in control of the Company, each outstanding option, and each share of restricted stock, held by a non-employee whose service as a director has not terminated prior to such date shall be vested in full, and in the case of stock options, immediately exercisable and vested in full as of the date ten days prior to the change in control.

As a result of the decision made to eliminate equity as a part of non-employee director compensation as described above, we made no grants of restricted stock or stock options to non-employee directors during fiscal year 2010.

We have adopted the following stock ownership guidelines applicable to non-employee members of the Board of Directors:

  All non-employee members of the Board of Directors shall acquire and maintain over time a minimum in value of shares of the Company’s Common Stock equal to three times the total annual cash compensation payable to such director
  Until such value of shares of the Company’s Common Stock equal to three times the total annual cash compensation payable to such director is acquired and maintained, non-employee members of the Board of Directors shall annually purchase such minimum number of shares of Common Stock equal in value to 30% of the total cash compensation payable to such director
  The value of the shares held by the Board members shall be determined by the greater of the aggregate purchase price paid for such shares or the current market price determined as of December 31 of each fiscal year
  Ownership shall be computed in terms of shares of the Company’s common stock owned outright, without taking into account (i) the value of stock options or other securities convertible into shares of the Company’s Common Stock, or (ii) unvested shares of restricted stock held

The following table sets forth information concerning the compensation earned during the fiscal year ended October 31, 2010, by each individual who served as a director at any time during the fiscal year.

Fiscal Year 2010 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Other Compensation ($)(2)	Total ($)
Milton E. Cooper	$87,500	$1,875	$100,039
John P. Devine	$140,000	$1,875	$152,539
David D. Elliman	$94,000	$1,875	$106,539
Marie S. Minton	$80,000	$2,344	$90,466
Robert J. Richardson	$85,000	$1,875	$97,539
Dr. John R. Treichler(3)
William B. Van Vleet III(3)

(1) For a description of annual non-employee director fees, see the disclosure above under “Cash Compensation.”

(2) The amounts shown represents the dividend payments received during fiscal year 2010, associated with restricted stock awards made in prior fiscal years.

(3) Mr. Van Vleet and Dr. Treichler received no compensation for their service on the Board of Directors. Compensation paid to each of them as Chief Executive Officer and Chief Technology Officer, respectively, is disclosed in the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee are or have been an officer or employee of the Company. During fiscal year 2010, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity, any of whose executive officers served on our Compensation Committee or Board of Directors.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders and Stock Ownership by Management

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common stock by (i) each shareholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and director-nominees, (iii) each executive officer named in the Summary Compensation Table found elsewhere in this document, and (iv) all directors and executive officers of Applied Signal Technology as a group.

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
Beneficial Owners of in excess of 5% (other than directors and named executive officers)
BlackRock, Inc.(4) 40 East 52nd Street New York, New York 10022	1,369,664	9.74%
Investment funds affiliated with Mario Gabelli(5) One Corporate Center, Rye, New York 10580	1,158,200	8.23%
ICS Opportunities, Ltd.(6) 666 Fifth Avenue New York, New York 10103	766,762	5.45%
Named Executive Officers(7)
William Van Vleet III(8)	133,200	*
James E. Doyle(9)	95,254	*
Dr. John R. Treichler(10)	338,683	2.41%
Renato F. Roscher, Jr.(11)	84,000	*
Mark M. Andersson(12)	81,420	*
Directors
Milton E. Cooper(13)	35,850	*
John P. Devine(14)	48,530	*
David D. Elliman(15)	80,185	*
Marie S. Minton	8,388	*
Robert J. Richardson(16)	41,850	*
Directors and executive officers as a group (13 persons)(17)	1,079,794	7.68%

* Less than 1%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.

(3) Calculated on the basis of 14,065,342 shares of common stock outstanding as of December 31, 2010, provided that any additional shares of common stock that a shareholder has the right to acquire within 60 days after December 31, 2010, pursuant to grants of stock options or awards of restricted stock are deemed to be outstanding and beneficially owned by the person holding such options or restricted stock for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(4) Based on a Schedule 13G filed with the Securities and Exchange Commission on January 8, 2010, by BlackRock, Inc., BlackRock Inc. has sole investment discretion and voting authority over these shares.

(5) The shares included in the table are based solely on the Schedule 13D filed with the SEC on December 29, 2010, by Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Gabelli Securities, Inc. (“GSI”), and Teton Advisors, Inc. (“Teton Advisors”). Of the shares reported, Gabelli Funds owns 718,000 shares, GAMCO owns 216,200 shares, GSI owns 129,500 shares and Teton Advisors owns 94,500 shares. Each of the reporting persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) Gabelli Funds has sole dispositive and voting power with respect to the shares held by certain affiliated funds so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in Applied Signal Technology and, in that event, the proxy voting committee of each affiliated fund shall respectively vote that fund’s shares, (ii) at any time, the proxy voting committee of each affiliated fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations, and (iii) the power of Mario Gabelli is indirect with respect to the shares beneficially owned directly by other reporting persons.

(6) The shares included in the table are based solely on the Schedule 13G filed with the SEC on November 3, 2010, by ICS Opportunities, Ltd. (“ICS Opportunities”), Millennium International Management LP (“Millennium International Management”), Millennium International Management GP LLC (“Millennium International Management GP”), Millennium Management LLC (“Millennium Management”), and Israel A. Englander. As of the close of business on November 2, 2010, ICS Opportunities beneficially owned 766,762 shares. Millennium International Management is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over shares owned by ICS Opportunities. Millennium International Management GP is the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over shares owned by ICS Opportunities. Millennium Management LLC is the general partner of the 100% shareholder of ICS Opportunities and may be deemed to have shared voting control and investment discretion over shares owned by ICS Opportunities. Israel A. Englander is the managing member of Millennium International Management GP and of Millennium Management. Consequently, Mr. Englander may also be deemed to have shared voting control and investment discretion over shares owned by ICS Opportunities.

(7) The address of the executive officers and directors is c/o Applied Signal Technology, Inc., 460 West California Avenue, Sunnyvale, California 94086.

(8) Also includes 105,500 shares of restricted stock that have not yet vested and are subject to repurchase by Applied Signal Technology should Mr. Van Vleet’s employment terminate prior to vesting.

(9) Includes 46,250 shares subject to options exercisable by Mr. Doyle within sixty days of December 31, 2010. Also includes 19,000 shares of restricted stock that have not yet vested and are subject to repurchase by Applied Signal Technology should Mr. Doyle’s employment terminate prior to vesting.

(10) Includes 30,000 shares subject to options exercisable by Dr. Treichler within sixty days of December 31, 2010 and 32,000 shares of restricted stock that have not yet vested and are subject to repurchase by Applied Signal Technology should Dr. Treichler’s employment terminate prior to vesting. Also includes 25,000 shares held by Robert K. Treichler Trust and 12,735 shares held in the Anne Eckel Treichler Revocable Trust, over which Dr. Treichler disclaims beneficial ownership.

(11) Includes 32,000 shares subject to options exercisable by Mr. Roscher within sixty days of December 31, 2010 and 17,500 shares of restricted stock that have not yet vested and are subject to repurchase by Applied Signal Technology should Mr. Roscher’s employment terminate prior to vesting. Also included is 4,421 shares owned by his wife, over which Mr. Roscher disclaims beneficial ownership.

(12) Includes 77,000 shares of restricted stock that have not yet vested and are subject to repurchase by Applied Signal Technology should Mr. Andersson’s employment terminate prior to vesting.

(13) Includes 30,000 shares subject to options exercisable by Mr. Cooper within sixty days of December 31, 2010.

(14) Includes 15,000 shares subject to options exercisable by Mr. Devine within sixty days of December 31, 2010.

(15) Includes 37,500 shares subject to options exercisable by Mr. Elliman within sixty days of December 31, 2010. Also includes 6,666 shares held in Trust u/d Avery Rockefeller and 10,604 shares held by the Bawd Foundation, over which Mr. Elliman disclaims beneficial ownership.

(16) Includes 35,000 shares subject to options exercisable by Mr. Richardson within sixty days of December 31, 2010.

(17) Includes 249,750 shares subject to options that are currently exercisable or will become exercisable within 60 days after December 31, 2010, beneficially owned by executive officers and directors, and 333,335 shares of restricted stock that have not yet vested and are subject to repurchase by Applied Signal Technology should the employee’s or director’s service terminate prior to vesting.

Equity Compensation Plan Information

Applied Signal Technology, Inc. has five compensation plans under which common stock has been issued to officers and other employees, directors, and consultants. These consist of the 1991 Stock Option Plan, 1993 Employee Stock Purchase Plan, 2001 Stock Option Plan, and 2004 Stock Incentive Plan, which have been approved by shareholders, and the 2000 Stock Option Plan (the “2000 Plan”), which has not been approved by shareholders. The 1991 Stock Option Plan expired in January 2001, and the Board of Directors voted to terminate the 2000 Plan in November 2007. All remaining shares reserved for issuance under each of these plans expired. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of October 31, 2010.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders	(1)	(2)	(3)
Equity compensation plans not approved by shareholders(4)	330,537	$20.28	—
Total	728,845	$19.69	902,551

(1) Includes 27,780 shares that are reserved and issuable upon exercise of options outstanding under the 1991 Plan, 194,528 shares that are reserved and issuable upon exercise of options outstanding under the 2001 Plan, and 176,000 shares that are reserved and issuable upon exercise of options outstanding under the 2004 Stock Incentive Plan.

(2) Includes a weighted-average exercise price for options outstanding under the 1991 Plan of $5.25, a weighted-average exercise price for options outstanding under the 2001 Plan of $14.48, and a weighted-average exercise price for options outstanding under the 2004 Stock Incentive Plan of $26.62.

(3) Includes 53,884 shares that remain available for grant under the 2001 Plan, 185,879 shares that remain available for grant under the 2004 Stock Incentive Plan, and 662,788 shares reserved for future issuance under the 1993 Employee Stock Purchase Plan.

(4) Represents shares issuable upon exercise of outstanding stock options as of October 31, 2010 under the 2000 Plan. On November 15, 2007, the 2000 Plan was terminated and there are no longer any shares remaining available for grant under the 2000 Plan.

Material Features of the 2000 Plan

Although the 2000 Plan was terminated in November 2007, as of October 31, 2010, options to purchase 330,537 shares of our common stock remained outstanding and not yet exercised under the 2000 Plan. The 2000 Plan provided for the granting of non-qualified stock options to employees and consultants with exercise prices equal to the fair market value of common stock on the date of grant. Options granted prior to August 2004 vest over five years at a rate of 20% on the anniversary date of the grant and in equal monthly installments over the remaining 48 months. Options granted under the 2000 Plan after August 2004 vest at a rate of 20% each year on the anniversary of the date of grant, with full vesting at the end of five years from the date of grant. Options granted under the 2000 Plan generally have a ten-year term.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Although we have not historically entered into any transactions with related persons, if any were to be contemplated, our Audit Committee would be responsible for reviewing and approving any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties. In addition, the Audit Committee is responsible for reviewing and investigating conduct alleged by the Board of Directors to be in violation of our Code of Business Conduct and Ethics, and adopting as necessary or appropriate, remedial, disciplinary, or other measures with respect to such conduct. Pursuant to our Code of Business Conduct and Ethics, our employees, including our executive officers, are prohibited from entering into transactions in which personal, family, or financial interests conflict or even appear to conflict with our interests or compromise such interests. Under the Code of Business Conduct and Ethics, a “conflict of interest” exists when a person’s private interest interferes in any way with our interests. A conflict situation can arise when an employee, officer, or director takes action or has interests that may make it difficult to perform his or her Company work objectively and effectively. Conflicts of interest may also arise when an employee, officer, or director, or a member of his or her family, receives improper personal benefits as a result of his or her position with us. Loans to, or guarantees of obligations of, employees and their family members may create conflicts of interest.

Independence of the Board of Directors

The Board of Directors determines the independence of directors annually based on a review by the directors and the Nominating and Governance Committee. No director is considered independent unless the Board of Directors has determined that he or she has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a material relationship with us. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships, among others. The standards relied upon by the Board of Directors in affirmatively determining whether a director is independent are comprised of those objective standards set forth in the NASDAQ rules, which generally provide that an “independent director” means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

  A director who is, or at any time during the past three years was, employed by the Company
  A director who accepted or who has a family member who accepted any compensation from the Company or its subsidiaries in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:
    Compensation for board or board committee service
    Compensation paid to a family member who is an employee (other than an executive officer) of the Company
    Benefits under a tax-qualified retirement plan, or non-discretionary compensation
  A director who is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer
  A director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:
    Payments arising solely from investments in the company’s securities
    Payments under non-discretionary charitable contribution matching programs
  A director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers serve on the compensation committee of such other entity
  A director who is, or has a family member who is, a current partner of Ernst & Young LLP, or was a partner or employee of Ernst & Young LLP who worked on our audit at any time during any of the past three years

In addition, members of the Audit Committee must (i) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Act of 1933, as amended (ii) not have participated in the preparation of our financial statements or those of any of our current subsidiaries at any time during the past three years, and (iii) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. Additionally, at least one member of the Audit Committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background that results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer, or other senior officer with financial oversight responsibilities.

In December 2009, the directors and the Nominating and Governance Committee considered the independence of each of the members of the Board of Directors based upon discussions about the relationships of each of the directors with the Company (and those of their immediate family members). In addition, they discussed other potential conflicts of interest, as well as material provided by management related to transactions, relationships, or arrangements between us and the directors or parties related to the directors. The Nominating and Governance Committee reported its conclusions to the Board of Directors. The Board of Directors then considered each director individually, and determined that none of the directors has had during the last three years (i) any of the relationships listed above or (ii) any other material relationship with us that would compromise his or her independence; provided, however, that as Chief Executive Officer, Mr. Van Vleet, and as Chief Technology Officer, Dr. Treichler, do not meet the definition of independence. The Nominating and Governance Committee also determined that the members of the Audit, Compensation, and Nominating and Governance Committees also meet the applicable independence tests of NASDAQ and the SEC.

Item 14: Principal Accounting Fees and Services

Audit and Audit-related Fees

The following table sets forth the aggregate fees billed to us for the fiscal years ended October 31, 2010, and 2009, by Ernst & Young LLP.

	Fiscal Year 2010	Fiscal Year 2009
Audit Fees	$1,047,700	$993,000
Audit-related Fees	13,500	—
Tax Fees	—	—
All Other Fees	— -------------	— -------------
Total	$1,061,200 ========	$993,000 ========

Audit fees relate to services rendered in connection with the audit of the Company’s annual financial statements, the effectiveness of our internal controls over financial reporting and reviews of our interim financial statements. Audit-related fees are for consulting services related to the acquisition of Seismic, LLC.

Tax Fees and Other Fees

There were no tax fees billed by Ernst & Young LLP during fiscal year 2010 or 2009, as we have retained another accounting firm to provide tax advice.

During fiscal year 2010, there were no fees billed by Ernst & Young LLP for financial information systems design and implementation or any other services.

The Audit Committee has approved all of the fees above, and has determined that the rendering of all services by Ernst & Young LLP is compatible with maintaining such auditor’s independence.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm

In fiscal year 2010, the Audit Committee pre-approved all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and detailed as to the particular service or category of services. The independent auditor and management periodically report to the Audit Committee regarding the extent of the services provided by the independent auditors in accordance with this approval policy.

Part IV

Item 15: Exhibits and Consolidated Financial Statement Schedules

(a) (3)  The exhibits listed in the Exhibit Index are attached and incorporated herein by reference and filed as a part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

Applied Signal Technology, Inc. (Registrant)
Dated January 21, 2011	/s/ William B. Van Vleet III William B. Van Vleet III, Director, President and Chief Executive Officer

Signature	Date	Title
/s/ William B. Van Vleet III	January 21, 2011
William B. Van Vleet III		Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ James E. Doyle	January 21, 2011
James E. Doyle		Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

AST
Index to Exhibits

Exhibit Number	Description of Document
2.1(18)	Agreement of Merger of Mercury Acquisition Corporation, a California Corporation, and Dynamics Technology, Inc., a California Corporation, dated July 1, 2005
2.2(32)	Membership Interest Purchase Agreement dated September 1, 2009 by and among Applied Signal Technology, Inc., Pyxis Engineering LLC and Eric Bennett as the Initial Seller
2.3(40)	First Amendment Membership Interest Purchase Agreement dated November 13, 2009 by and among Applied Signal Technology, Inc., Pyxis Engineering LLC and Eric Bennett as the Initial Seller
2.4(35)	Membership Interest Purchase Agreement dated April 28,2010, by and among Applied Signal Technology, Inc., Seismic LLC and Patrick J. Gahan and Scott D. McDonald as sellers
2.5(40)	Second Amendment Membership Interest Purchase Agreement dated December 17, 2010, by and among Applied Signal Technology, Inc., Pyxis Engineering LLC and Eric Bennett as the Initial Seller
2.6(37)	Agreement and Plan of Merger, dated as of December 18, 2010, among Raytheon Company, RN Acquisition Company and Applied Signal Technology, Inc.
3.1(1)	Amended and Restated Bylaws
3.2(36)	Amendment to the Second Amended and restated Articles of Incorporation of Applied Signal Technology, Inc.
4.1(1)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnification Agreement for directors and officers*
10.3(5)	1991 Stock Option Plan and forms of agreements thereunder*
10.4(1)	1993 Employee Stock Purchase Plan
10.6(1)	Summary Plan Description of 401(k) Retirement Plan*
10.7(2)	Lease Agreement, dated August 21, 1985, with Lincoln Mathilda Associates, Ltd. and Patrician Associates, Inc., and amendments thereto
10.8(3)	Lease Agreements, dated November 23, 1994, with Lincoln Property Company Management Services, Inc. for Buildings H and I
10.10(4)	Amendments to Lease Agreements, dated November 23, 1994, with Lincoln Property Company Management Services, Inc.
10.11(8)	2000 Stock Option Plan and forms and agreements thereunder
10.16(7)	Amendments to Lease Agreements, dated July 30, 2001, with Sunnyvale Business Park
10.17(6)	2001 Stock Option Plan and forms of agreements thereunder*
10.18(7)	Amendments to Lease Agreements, dated September 20, 2000, with Eden Roc Partnership
10.19(7)	Amendments to Lease Agreements, dated April 19, 2001, with Sunnyvale Business Park
10.20(9)	2001 Stock Option Plan (as amended through January 20, 2003)*
10.21(9)	Line of Credit Agreement, dated January 27, 2003, with Wells Fargo Bank, National Association
10.22(9)	Security Agreement, dated January 27, 2003, with Wells Fargo Bank
10.25(11)	Annual Incentive Plan*
10.26(12)	Amendment to the Line of Credit Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.27(12)	Security Agreement, dated February 12, 2004, with Wells Fargo Bank, National Association
10.28(39)	Stock Incentive Plan*
10.29(13)	Second Amendment to Lease Agreement, dated May 18, 2004, with Eden Roc Partnership
10.30(38)	Executive Retention and Severance Plan*
10.31(14)	Revised Notice of Option Grant Form for the 2000 Stock Option Plan*
10.32(14)	Revised Notice of Option Grant Form for the 2001 Stock Option Plan*
10.33(14)	Revised Notice of Grant Form for the 2004 Stock Incentive Plan*
10.34(19)	Executed Interest Rate Master Agreement, dated June 2, 2005
10.46(19)	Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated May 16, 2003
10.47(19)	First Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Dynamics Technology, Inc., dated June 4, 2004
10.48(19)	Amendment to Executed Loan Agreement, dated June 8, 2005
10.49(19)	Fourth Amendment to Lease Between Eden Roc Partnership and Applied Signal Technology, Inc., dated May 3, 2005
10.50(15)	Second Amendment to Line of Credit Agreement, dated February 25, 2005, with Wells Fargo Bank, National Association
10.51(16)	Lease Agreement, dated January 31, 2003, with Tom M. Lacey Family Limited Partnership
10.52(17)	Executed Loan Agreement, dated June 8, 2005
10.53(20)	Second Amendment to Deed of Lease, dated August 31, 2005, with RREEF America Reit II Corp
10.54(21)	Second Amendment to Line of Credit Agreement, dated March 1, 2006, with Wells Fargo Bank, National Association
10.55(22)	First Amendment to Lease Termination and Mutual Release Agreement with NBP, 131-133-141, LLC
10.56(22)	Second Amendment to Agreement of Lease with NBP306, LLC
10.57(24)	Lease agreement with Hamilton Associates, LLC, dated December 15, 2006
10.58(25)	Amendment to Line of Credit Agreement, dated March 1, 2007, with Wells Fargo Bank, National Association
10.59(25)	Amendment to 1993 Employee Stock Purchase Plan, dated May 31, 2007
10.60(26)	Second Amendment to Agreement of Lease with NBP306, LLC
10.61(26)	Amendment to Line of Credit Agreement, dated February 21, 2008, with Wells Fargo Bank, National Association
10.62(27)	Third Amendment to Lease Agreement Between 1555 Wilson Boulevard Limited Partnership and Applied Signal Technology, Inc., dated July 25, 2008
10.63(28)	Severance Agreement and General Release of Claims between Applied Signal Technology, Inc. and Gary L. Yancey
10.64(29)	Amendment to 1993 Employee Stock Purchase Plan, dated August 20, 2008
10.65(29)	Amendment to Stock Incentive Plan, dated November 19, 2008*
10.66(29)	Amendment to Executive Retention and Severance Plan, dated November 19, 2008*
10.67(30)	Amendment to Line of Credit Agreement, dated February 20, 2009, with Wells Fargo Bank, National Association
10.68(30)	Sixth Amendment to Lease Agreement with KBF Properties, LLC, dated September 29, 2008
10.69(31)	Amendment to Applied Signal Technology, Inc. 1993 Employee Stock Purchase Plan, amended on March 18, 2009*
10.70(33)	Lease agreement with Silver Oak Anaheim Hills, LLC dated July 31, 2009
10.71(34)	Line of Credit Agreement, dated February 22, 1010, with Wells Fargo Bank, National Association
14.1(11)	Code of Business Conduct and Ethics
21.1(40)	Subsidiaries of the Registrant
23.1(40)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(40)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(40)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(34) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-Q for the first quarter of fiscal year 2010 dated March 8, 2010.

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

(37) Incorporated by reference to Exhibit 2.1 filed on our Current Report on Form 8-K filed on December 20, 2010.

(38) Incorporated by reference to Exhibit (e)(24) to our Schedule on 14D-9 filed on December 30, 2010.

(39) Incorporated by reference to Exhibit (e)(25) to our Schedule on 14D-9 filed on December 30, 2010.

(40) Incorporated by reference to corresponding Exhibit filed with the Registrant’s Form 10-K for fiscal year 2010 dated January 13, 2011.